Form 10-Q
period 1995-03-31
NEORX CORP
filed 1995-05-11
CIK 755806

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
        Period ended March 31, 1995 or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.


Commission File Number 0-16614

                             NeoRx Corporation
          (Exact Name of Registrant as Specified in its Charter)

     WASHINGTON                                              91-1261311
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification No.)

           410 West Harrison Street,  Seattle, Washington 98119
          (Address of Principal Executive Offices)     (Zip Code)

    Registrant's telephone number, including area code: (206) 281-7001



Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                    No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practibable date.

As of April 27, 1995 there were outstanding 13.2 million shares of the Com-pany's Common Stock, $.02 par value.





- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                             TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements:
                    Balance Sheets                                       3
                    Statements of Operations                             4
                    Statements of Cash Flows                             5
                    Notes to Financial Statements                        6
Item 2.             Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                                  8


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                   10




                                NEORX CORPORATION
                          (a development stage company)

BALANCE SHEETS
(in thousands)

                                               March 31,       December 31,
                                                 1995              1994
                                              ----------       ------------
                                              (unaudited)

                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    563       $  2,428
  Short-term investments                             13,622         14,723
  Inventories                                           366            393
  Prepaids and other                                  1,496          1,430
                                                    -------        -------
    Total current assets                             16,047         18,974
                                                    -------        -------

FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                             3,331          3,298
  Leasehold improvements                              3,212          3,204
                                                    -------        -------
                                                      6,543          6,502
  Less: accumulated depreciation and amortization    (5,660)        (5,555)
                                                    -------        -------
    Facilities and equipment, net                       883            947
                                                    -------        -------

OTHER ASSETS                                            268            114
                                                    -------        -------
                                                   $ 17,198       $ 20,035
                                                    =======        =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    727       $    603
  Accrued liabilities                                 2,289          2,115
  Deferred revenue                                      250            250
  Current portion of capital leases                      12             14
                                                    -------        -------
    Total current liabilities                         3,278          2,982
                                                    -------        -------
NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4%         1,195          1,195
  Capital leases, less current portion                   14             17
                                                    -------        -------
    Total non-current liabilities                     1,209          1,212
                                                    -------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Convertible exchangeable preferred stock,
    Series 1, $.02 par value, 3,000,000 shares
    authorized, 298,000 shares issued
    and outstanding                                       6              6
  Common stock, $.02 par value, 60,000,000
    shares authorized, 11,893,000 and
    11,865,000 shares issued and
    outstanding                                         237            237
  Additional paid-in capital                        115,729        115,614
  Deferred compensation                                (209)          (232)
  Accumulated deficit since inception              (103,052)      ( 99,784)
                                                    -------        -------
    Total shareholders' equity                       12,711         15,841
                                                    -------        -------
                                                   $ 17,198       $ 20,035
                                                    =======        =======

                        See notes to financial statements.

                               NEORX CORPORATION
                         (a development stage company)


STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)


                                           Three months ended   February 13, 1984
                                               March 31,         (inception) to
                                         ---------------------       March 31,
                                          1995           1994          1995
                                         ------         ------        ------

REVENUES:

 Contract revenues and fees             $    57        $    45     $  37,390
                                         ------         ------      --------
OPERATING EXPENSES:

  Research and development                2,199          1,757        85,540

  General and administrative              1,122          1,441        51,120
                                         ------         ------      --------
     Total operating expenses             3,321          3,198       136,660
                                         ------         ------      --------
Loss from operations                     (3,264)        (3,153)      (99,270)

Other income (expense):
  Investment and interest income, net       212            218        10,066

  Interest expense                          (34)           (33)       (5,389)

  Litigation expense, net                     -              -          (888)

  Debt conversion expense                     -              -        (1,228)
                                         ------         ------      --------
Net loss                                $(3,086)       $(2,968)    $ (96,709)

Preferred stock dividends                  (182)          (182)       (5,488)
                                          ------         ------     --------
Net loss applicable to common shares    $(3,268)       $(3,150)    $(102,197)
                                          ======         ======     =========

Net loss per common share               $  (.28)       $  (.27)    $  (21.53)
                                          ======         ======     =========
Weighted average common
   shares outstanding                     11,873         11,543        4,747
                                          ======         ======      ========


                       See notes to financial statements.

                               NEORX CORPORATION
                         (a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                              Three months ended    February 13, 1984
                                                   March   31,       (inception) to    March 31,
                                            ----------------------        March 31,
                                             1995            1994           1995
                                            ------          ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  $(3,086)        $(2,968)       $(96,709)
                                            -----           -----         -------
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization             105              77           9,156
    (Increase) decrease in inventories         27              42            (366)
    (Increase) decrease in prepaids
      and other assets                       (220)             57          (1,657)
    Increase (decrease) in accounts
      payable and accrued liabilities         116             (88)          2,772
    Increase (decrease) in deferred
      revenue                                   -             (45)            250
    Compensation expense on stock
      awards and options                       23              23             963
    Return of common stock for license          -               -          (3,850)
    Debt conversion expense                     -               -           1,228
    Common stock issued for services           80               9             383
                                            -----           -----        --------
         Total adjustments                    131              75           8,879
                                            -----           -----        --------
Net cash (used in) operating
  activities                               (2,955)         (2,893)        (87,830)
                                            -----           -----        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from (purchases of) short-
  term investments, net                     1,101             419         (13,622)
Facilities and equipment purchases            (41)            (91)         (8,832)
Other                                           -               -             (17)
                                           ------          ------         -------
Net cash provided by (used in)
  investing activities                      1,060             328         (22,471)
                                           ------          ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock
  and warrants                                  -               -          90,971
Proceeds from sale of convertible
  debentures                                    -               -          26,606
Proceeds from capital lease obligations         -               -           2,322
Repayments of capital lease obligations        (5)            (10)         (3,534)
Proceeds from stock options exercised          35               2             985
Preferred stock issuance costs                  -               -            (792)
Preferred stock dividends                       -               -          (5,057)
Repurchase of preferred stock                   -               -            (305)
Repurchase of common stock                      -               -            (332)
                                           ------          ------         -------
Net cash provided by (used in)
  financing activities                         30              (8)        110,864
                                           ------          ------         -------
Net increase (decrease) in cash
  and cash equivalents                     (1,865)         (2,573)            563
Cash and cash equivalents:
Beginning of period                         2,428          14,347               -
                                           ------          ------         -------
End of period                             $   563         $11,774        $    563
                                           ======          ======         =======

                       See notes to financial statements.

                             NEORX CORPORATION
                       (a development stage company)



NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

    The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1994.

    In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994 and for the period from inception to March March 31, 1995.

    The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the expected operating results for the full year.

                             NEORX CORPORATION
                       (a development stage company)



NOTES TO FINANCIAL STATEMENTS (continued)

2.  Shareholders' Equity

    Changes in shareholders' equity from December 31, 1994 to March 31, 1995 were as follows:

         Balance December 31, 1994                 $15,841
         Common stock issued                           115
         Preferred stock dividends                    (182)
         Net loss                                   (3,086)
         Amortization of deferred compensation          23
                                                    ------
         Balance March 31, 1995                    $12,711
                                                    ======

3.  Subsequent Events

    In April 1995, the Company sold to certain accredited investors 1,323,471 unregistered units consisting of one share of common stock and one 3-year warrant to purchase one-quarter of one share of common stock. Gross proceeds amounted to $7.0 million. The The unit and the exercise price of the warrant were priced at $5.3125, the closing price of the common stock on April 17, 1995. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares and warrants included in the units and the shares issuable upon exercise of the warrants by such investors.

                             NEORX CORPORATION
                       (a development stage company)



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

QUARTER ENDED MARCH 31, 1995 COMPARED TO QUARTER ENDED MARCH 31, 1994.

Revenues for the three months ended March 31, 1995 increased to $57,000 from $45,000 recorded for the three months ended March 31, 1994.

Total operating expenses for the quarter ended March 31, 1995 increased
4% to $3,321,000 from $3,198,000 recorded in the quarter ended March 31, 1994. Research and development expenses for the quarter ended March 31, 1995 increased 25% to $2,199,000 from $1,757,000 recorded in the quarter ended March 31, 1994, primarily due to the Company's increased clinical trial activities. General and administrative expenses decreased 22% to $1,122,000 from $1,441,000 for the quarters ended March 31, 1995 and 1994, respectively, primarily due to the settlement of litigation in 1994.

Interest income was $212,000 and $218,000 and interest expense was $34,000 and $33,000 for the three months ended March 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

In April 1995, the Company sold to certain accredited investors 1,323,471 unregistered units consisting of one share of common stock and one 3-year warrant to purchase one-quarter of one share of common stock. Gross pro-ceeds amounted to $7.0 million. The unit and the exercise price of the warrant were priced at $5.3125, the closing price of the common stock on April 17, 1995.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements into the second half of 1996. The Company's working capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

                             NEORX CORPORATION
                       (a development stage company)




                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

IN RE BLECH SECURITIES LITIGATION

The Company has been named as an additional codefendant in an amended complaint filed in the United States District Court Southern District of New York on March 27, 1995 in a pending purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including eleven publicly traded biotechnology companies. The complaint seeks damages for alleged unlawful manipulation of the stock market prices of the named biotechnology companies. The Company believes that the claims against it have no factual or legal basis and are without merit. Although the complaint alleges that D. Blech & Co. was the principal market maker for NeoRx Corporation stock, to the Company's knowledge D. Blech & Co. was never a significant market maker for the Company's stock. The Company intends to defend this suit vigorously.

MELD V. NEORX CORPORATION

In February 1995, the Company settled a lawsuit filed against it and certain Directors and officers in May 1994. Under the settlement, which is subject to court approval, NeoRx will issue to the plaintiffs stock or a combination of stock and cash worth $1,500,000. The Company's balance sheet at March 31, 1995 includes a receivable of $925,000 representing expected insurance com-pany proceeds to be received in 1995.

                             NEORX CORPORATION
                       (a development stage company)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NeoRx Corporation
                           (Registrant)


Date: May 11, 1995         By: Robert M. Littauer
                               --------------------------
                               Robert M. Littauer
                               Authorized Officer and
                               Senior Vice President,
                               Chief Financial Officer and
                               Treasurer
