Form 10-Q
period 1995-06-30
NEORX CORP
filed 1995-08-11
CIK 755806

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)

     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
     Period ended June 30, 1995 or

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X     No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August 3, 1995 there were outstanding 13.5 million shares of the Com-pany's common stock, $.02 par value.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
<PAGE 2>

                             TABLE OF CONTENTS


                                                            PAGE
                                                            ----
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements:
                    Balance Sheets                            3
                    Statements of Operations                  4
                    Statements of Cash Flows                  5
                    Notes to Financial Statements             6
Item 2.             Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition, Capital
                    Resources and Liquidity                   8


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                        10








                                         2

<PAGE 3>
                                NEORX CORPORATION
                          (a development stage company)
BALANCE SHEETS
(in thousands)

                                                June 30,     December 31,
                                                  1995           1994
                                               ----------    ------------
                                               (unaudited)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  1,725       $  2,428
  Short-term investments                           16,005         14,723
  Inventories                                         391            393
  Prepaids and other                                1,407          1,430
                                                  -------        -------
    Total current assets                           19,528         18,974
                                                  -------        -------
FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                           3,317          3,298
  Leasehold improvements                            3,212          3,204
                                                  -------        -------
                                                    6,529          6,502
  Less: accumulated depreciation and amortization  (5,723)        (5,555)
                                                  -------        -------
    Facilities and equipment, net                     806            947
                                                  -------        -------
OTHER ASSETS                                          114            114
                                                  -------        -------
                                                 $ 20,448       $ 20,035
                                                  =======        =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $    553       $    603
  Accrued liabilities                               1,993          2,115
  Deferred revenue                                    250            250
  Current portion of capital leases                    12             14
                                                  -------        -------
    Total current liabilities                       2,808          2,982
                                                  -------        -------
NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4%       1,195          1,195
  Capital leases, less current portion                 11             17
                                                  -------        -------
    Total non-current liabilities                   1,206          1,212
                                                  -------        -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Convertible exchangeable preferred stock,
    Series 1, $.02 par value, 3,000,000 shares
    authorized, 208,000 and 298,000 shares
    issued and outstanding, respectively                4              6
  Common stock, $.02 par value, 60,000,000
    shares authorized, 13,476,000 and
    11,865,000 shares issued and
    outstanding, respectively                         270            237
  Additional paid-in capital                      123,027        115,614
  Deferred compensation                              (186)          (232)
  Accumulated deficit since inception            (106,681)       (99,784)
                                                  -------        -------
    Total shareholders' equity                     16,434         15,841
                                                  -------        -------
                                                 $ 20,448       $ 20,035
                                                  =======        =======

                        See notes to financial statements.
                                        3

<PAGE 4>
                                NEORX CORPORATION
                          (a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                               February 13,
                                     Three months           Six months             1984
                                     ended June 30,        ended June 30,     (inception) to
                                    ----------------      ----------------      June 30,
                                     1995      1994        1995      1994         1995
                                    ------    ------      ------    ------       ------
REVENUES:
  Contract revenues and fees       $     -   $    46     $    57   $    91    $  37,390
                                    ------    ------      ------    ------     --------
OPERATING EXPENSES:
  Research and development           1,786     1,713       3,985     3,470       87,326

  General and administrative         1,191     1,474       2,313     2,915       52,311
                                    ------    ------      ------    ------     --------
    Total operating expenses         2,977     3,187       6,298     6,385      139,637
                                    ------    ------      ------    ------     --------
Loss from operations                (2,977)   (3,141)     (6,241)   (6,294)    (102,247)

Other income (expense):
  Investment and interest
    income, net                        248       242         460       460       10,314

  Interest expense, net                (33)      (33)        (67)      (66)      (5,422)

  Litigation expense, net                -         -           -         -         (888)

  Debt conversion expense                -         -           -         -       (1,228)
                                    ------    ------      ------    ------     --------
Net loss                           $(2,762)  $(2,932)    $(5,848)  $(5,900)   $ (99,471)
                                    ======    ======      ======    ======     ========

Preferred stock dividends             (162)     (181)       (344)     (363)      (5,650)
                                    ------    ------      ------    ------     --------
Net loss applicable to
  common shares                    $(2,924)  $(3,113)    $(6,192)  $(6,263)   $(105,121)
                                    ======    ======      ======    ======     ========

Net loss per common share          $  (.23)  $  (.27)    $  (.50)  $  (.54)   $  (21.29)
                                    ======    ======      ======    ======     ========
Weighted average common shares
  outstanding                       12,952    11,546      12,487    11,545        4,937
                                    ======    ======      ======    ======     ========


                        See notes to financial statements.

                                        4

<PAGE 5>

                                NEORX CORPORATION
                          (a development stage company)
STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

                                                                               February 13,
                                      Three months           Six months          1984
                                      ended June 30,        ended June 30,    (inception)
                                     ----------------      ----------------   to June 30,
                                      1995      1994        1995      1994       1995
                                     ------    ------      ------    ------     ------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                            $(2,762)  $(2,932)    $(5,848)  $(5,900)  $(99,471)
                                     ------    ------      ------    ------    -------
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization         106        72         211       149      9,262
  (Increase) decrease in
    inventories                         (25)       33           2        75       (391)
  (Increase) decrease in
    prepaids and other assets           243       (26)         23        31     (1,414)
  Increase (decrease) in
    accounts payable and
    accrued liabilities                (268)     (155)       (152)     (243)     2,504
  Increase (decrease) in
    deferred revenue                      -       (46)          -       (91)       250
  Return of common stock for
    license                               -         -           -         -     (3,850)
  Debt conversion expense                 -         -           -         -      1,228
  Compensation expense on
    stock awards and options             23        23          46        46        986
  Common stock issued for services        -         -          80         9        383
       Total adjustments                 79       (99)        210       (24)     8,958
                                     ------    ------      ------    ------    -------
Net cash used in operating
  activities                         (2,683)   (3,031)     (5,638)   (5,924)   (90,513)
                                     ------    ------      ------    ------    -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of short-term
  investments                        (2,383)   (2,282)     (1,282)   (1,863)   (16,005)
Facilities and equipment purchases      (29)      (90)        (70)     (181)    (8,861)
Other                                     -         -           -         -        (17)
                                     ------    ------      ------    ------    -------
Net cash used in investing
  activities                         (2,412)   (2,372)     (1,352)   (2,044)   (24,883)
                                     ------    ------      ------    ------    -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock
  and warrants                        6,451         -       6,451         -     97,422
Proceeds from sale of convertible
  debentures                              -         -           -         -     26,606
Proceeds from capital lease
  obligations                             -         -           -         -      2,322
Repayments of capital lease
  obligations                            (3)      (11)         (8)      (21)    (3,537)
Proceeds from exercise of stock
  options                                13         5          48         7        998
Preferred stock issuance costs            -         -           -         -       (792)
Preferred stock dividends              (204)     (363)       (204)     (363)    (5,261)
Repurchase of preferred stock             -         -           -         -       (305)
Repurchase of common stock                -         -           -         -       (332)
                                     ------    ------      ------    ------    -------
Net cash provided by (used in)
  financing activities                6,257      (369)      6,287      (377)   117,121
                                     ------    ------      ------    ------    -------
Net increase (decrease) in cash
  and cash equivalents                1,162    (5,772)       (703)   (8,345)     1,725
Cash and cash equivalents:
Beginning of period                     563    11,774       2,428    14,347          -
                                     ------    ------      ------    ------    -------
End of period                       $ 1,725   $ 6,002     $ 1,725   $ 6,002   $  1,725
                                     ======    ======      ======    ======    =======

                        See notes to financial statements.
                                        5

<PAGE 6>
                             NEORX CORPORATION
                       (a development stage company)


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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 1995 and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994 and for the period from inception to June 30, 1995.

The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the expected operating results for the full year.

2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1994 to June 30, 1995 were as follows:

              Balance December 31, 1994               $15,841
              Common stock issued                       6,739
              Preferred stock dividends                  (344)
              Net loss                                 (5,848)
              Amortization of deferred compensation        46
                                                       ------
              Balance June 30, 1995                   $16,434
                                                       ======

                                        6
<PAGE 7>

                                       NEORX CORPORATION
                                 (a development stage company)


NOTES TO FINANCIAL STATEMENTS  (continued)


3.  Company Financing

In April 1995, the Company sold to certain accredited investors 1,323,471 unregistered units consisting of one share of common stock and one 3-year warrant to purchase one-quarter of one share of common stock. Gross proceeds amounted to $7.0 million. The unit and the exercise price of the warrant were priced at $5.3125, the closing price of the common stock on April 17, 1995.





                                         7

<PAGE 8>

                             NEORX CORPORATION
                       (a development stage company)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, Capital Resources and Liquidity.

   QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO QUARTER AND SIX
                         MONTHS ENDED JUNE 30, 1994

There were no contract revenues or fees in the quarter ended June 30, 1995 compared to $46,000 earned in the comparable quarter of 1994. For the six months ended June 30, 1995, contract revenues and fees were $57,000 compared to $91,000 in last year's comparable period.

Total operating expenses decreased $210,000, or 7%, to $2,977,000 from $3,187,000 for the quarters ended June 30, 1995 and 1994, respectively, and for the six month periods decreased 1% to $6,298,000 from $6,385,000. Research and development expenses increased 4% to $1,786,000 from $1,713,000 for the quarters ended June 30, 1995 and 1994, respectively, and for the six month periods increased 15% to $3,985,000 from $3,470,000, primarily due to increased clinical and research activities and personnel. General and administrative expenses decreased 19% to $1,191,000 from $1,474,000 for the quarters ended June 30, 1995 and 1994, respectively, and for the six month periods decreased 21% to $2,313,000 from $2,915,000, primarily due to settlement of litigation in the second half of 1994.

Investment and interest income and interest expense remained essentially unchanged for the quarters and six month periods ended June 30, 1995 and 1994.

Net loss decreased 6% to $2,762,000 from $2,932,000 for the quarters ended June 30, 1995 and 1994, respectively, and for the six month periods decreased 1% to $5,848,000 from $5,900,000, primarily due to settlement of litigation in the second half of 1994.


                        CAPITAL RESOURCES AND LIQUIDITY

In April 1995, the Company sold to certain accredited investors 1,323,471 unregistered units consisting of one share of common stock and one 3-year warrant to purchase one-quarter of one share of common stock. Gross proceeds amounted to $7.0 million. The unit and the exercise price of the warrant were priced at $5.3125, the closing price of the common stock on April 17, 1995.

                                         8

<PAGE 9>
                               NEORX CORPORATION
                         (a development stage company)


Item 2.   Capital Resources and Liquidity (continued)

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements into the second half of 1996. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials and the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agree-ments. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other resources. Adequate funds may not be available when needed or on terms acceptable to the Company.


                                       9

<PAGE 10>

                             NEORX CORPORATION
                       (a development stage company)


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

IN RE BLECH SECURITIES LITIGATION
- ---------------------------------
The Company has been named as an additional codefendant in an amended and consolidated class action complaint filed in the United States District Court for the Southern District of New York on March 27, 1995. The pending complaint names David Blech, D. Blech & Co. and a number of other individuals, as well as eleven publicly traded biotechnology companies as defendants. The complaint seeks damages for alleged unlawful manipulation of the stock market prices of the named biotechnology companies. The Company believes that the claims against it have no factual or legal basis and are without merit. Although the complaint alleges that D. Blech & Co. was the principal market maker for NeoRx Corporation stock, to the Company's knowledge D. Blech & Co. was never a significant market maker for the Company's stock. The Company intends to defend this suit vigorously.

MELD V. NEORX CORPORATION
- -------------------------
In February 1995, the Company settled a lawsuit filed against it and certain Directors and officers in May 1994. Under the settlement, which is subject to court approval, NeoRx will issue to the plaintiffs stock or a combination of stock and cash worth $1,500,000. The Company's balance sheet at June 30, 1995 includes a receivable of $925,000 representing expected insurance company proceeds to be received in 1995.



                                        10

<PAGE 11>

                             NEORX CORPORATION
                       (a development stage company)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                           NeoRx Corporation
                           (Registrant)

Date: August XX, 1995      By: Robert M. Littauer
                               ---------------------------
                               Robert M. Littauer
                               Authorized Officer and
                               Senior Vice President,
                               Chief Financial Officer and
                               Treasurer