Form 10-Q
period 1995-09-30
NEORX CORP
filed 1995-11-13
CIK 755806

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)

     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
     Period ended September 30, 1995 or

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

As of November 1, 1995 there were outstanding 14.1 million shares of the Company's common stock, $.02 par value.

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

<PAGE 3>

                                NEORX CORPORATION
                          (a development stage company)


BALANCE SHEETS
(in thousands)

                                              September 30,   December 31,
                                                  1995            1994
                                              -------------   ------------
                                               (unaudited)

                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  1,609       $  2,428
  Short-term investments                           15,400         14,723
  Inventories                                         550            393
  Prepaids and other                                1,572          1,430
                                                  -------        -------
    Total current assets                           19,131         18,974
                                                  -------        -------
FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                           3,464          3,298
  Leasehold improvements                            3,223          3,204
                                                  -------        -------
                                                    6,687          6,502
  Less: accumulated depreciation and amortization  (5,816)        (5,555)
                                                  -------        -------
    Facilities and equipment, net                     871            947
                                                  -------        -------
OTHER ASSETS                                          113            114
                                                  -------        -------
                                                 $ 20,115       $ 20,035
                                                  =======        =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    793       $    603
  Accrued liabilities                               2,130          2,115
  Deferred revenue                                    250            250
  Current portion of capital leases                    39             14
                                                  -------        -------
    Total current liabilities                       3,212          2,982
                                                  -------        -------
NON-CURRENT LIABILITIES:
  Convertible subordinated debentures,9 3/4%        1,195          1,195
  Capital leases, less current portion                 74             17
                                                  -------        -------
    Total non-current liabilities                   1,269          1,212
                                                  -------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Convertible exchangeable preferred stock,
    Series 1, $.02 par value, 3,000,000 shares
    authorized, 208,000 and 298,000 shares
    issued and outstanding, respectively                4              6
  Common stock, $.02 par value, 60,000,000
    shares authorized, 13,815,000 and
    11,865,000 shares issued and
    outstanding, respectively                         276            237
  Additional paid-in capital                      125,127        115,614
  Deferred compensation                              (162)          (232)
  Accumulated deficit since inception            (109,611)       (99,784)
                                                  -------        -------
    Total shareholders' equity                     15,634         15,841
                                                  -------        -------
                                                 $ 20,115       $ 20,035
                                                  =======        =======

                        See notes to financial statements.

<PAGE 4>
                                NEORX CORPORATION
                          (a development stage company)



STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                              February 13,
                                                                                 1984
                                   Three months ended    Nine months ended  (inception) to
                                      September 30,        September 30,     September 30,
                                   ------------------    -----------------  --------------
                                    1995        1994      1995       1994        1995
                                   ------      ------    ------     ------      ------
REVENUES:

  Contract revenues and fees       $     -    $   112    $    57   $   203    $  37,390
                                    ------     ------     ------    ------     --------
OPERATING EXPENSES:

  Research and development           1,904      1,936      5,889     5,406       89,230

  General and administrative         1,142      1,179      3,455     4,094       53,453
                                    ------     ------     ------    ------     --------
    Total operating expenses         3,046      3,115      9,344     9,500      142,683
                                    ------     ------     ------    ------     --------
Loss from operations                (3,046)    (3,003)    (9,287)   (9,297)    (105,293)

Other income (expense):
  Investment and interest
    income, net                        286        241        746       701       10,600

  Interest expense                     (37)       (32)      (104)      (98)       5,459)

  Litigation expense, net                -          -          -         -         (888)

  Debt conversion expense                -          -          -         -       (1,228)
                                    ------     ------     ------    ------     --------
Net loss                           $(2,797)   $(2,794)   $(8,645)  $(8,694)   $(102,268)
                                    ======     ======     ======    ======     ========
Preferred stock dividends             (133)      (182)      (477)     (545)      (5,783)
                                    ------     ------      ------   ------     --------
Net loss applicable to
  common shares                    $(2,930)   $(2,976)   $(9,122)  $(9,239)   $(108,051)
                                    ======     ======     ======    ======     ========
Net loss per common share          $  (.22)   $  (.26)   $  (.71)  $  (.80)   $  (21.08)
                                    ======     ======     ======    ======     ========
Weighted average common shares
  outstanding                       13,578     11,547     12,824    11,546        5,126
                                    ======     ======     ======    ======     ========



                        See notes to financial statements.
<PAGE 5>
                                NEORX CORPORATION
                          (a development stage company)
STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

                                                                                February 13,
                                                                                    1984
                                    Three months ended     Nine months ended   (inception) to
                                      September 30,          September 30,      September 30,
                                    ------------------     -----------------   --------------
                                     1995        1994       1995       1994        1995
                                    ------      ------     ------     ------      ------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                            $(2,797)   $(2,794)   $(8,645)   $(8,694)   $(102,268)
                                     ------     ------     ------     ------     --------
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization          93         70        304        219        9,355
  (Increase) decrease in
    inventories                        (159)         5       (157)        80         (550)
  Increase in prepaids
    and other assets                   (164)      (190)      (141)      (159)      (1,578)
  Increase (decrease)in
    accounts payable and
    accrued liabilities                 244         44         92       (199)       2,748
  Increase in deferred
    revenue                               -        139          -         48          250
  Return of common stock for
    license                               -          -          -          -       (3,850)
  Debt conversion expense                 -          -          -          -        1,228
  Compensation expense on
    stock awards and options             24         24         70         70        1,010
  Common stock issued for services        -          -         80          9          383
                                     ------     ------     ------     ------     --------
       Total adjustments                 38         92        248         68        8,996
                                     ------     ------     ------     ------     --------
Net cash (used in) operating
  activities                         (2,759)    (2,702)    (8,397)    (8,626)     (93,272)
                                     ------     ------     ------     ------     --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from (purchases of)
  short-term investments                605          -       (677)    (1,863)     (15,400)
Facilities and equipment purchases      (52)       (32)      (122)      (213)      (8,913)
Other                                     -          -          -          -          (17)
                                     ------     ------     ------     ------     --------
Net cash provided by (used in)
  investing activities                  553        (32)      (799)    (2,076)     (24,330)
                                     ------     ------     ------     ------     --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock
  and warrants                        1,880          -      8,331          -       99,302
Proceeds from sale of convertible
  debentures                              -          -          -          -       26,606
Proceeds from capital lease
  obligations                             -          -          -          -        2,322
Repayments of capital lease
  obligations                           (16)        (9)       (24)       (30)      (3,553)
Proceeds from stock options
  exercised                             226          -        274          7        1,224
Preferred stock issuance costs            -          -          -          -         (792)
Preferred stock dividends                 -          -       (204)      (363)      (5,261)
Repurchase of preferred stock             -          -          -          -         (305)
Repurchase of common stock                -          -          -          -         (332)
                                     ------     ------     ------     ------     --------
Net cash provided by (used in)
  financing activities                2,090         (9)     8,377       (386)      119,211
                                     ------     ------     ------     ------     ---------
Net increase (decrease) in cash
  and cash equivalents                 (116)    (2,743)      (819)   (11,088)        1,609
Cash and cash equivalents:
Beginning of period                   1,725      6,002      2,428     14,347             -
                                     ------     ------     ------     ------     ---------
End of period                       $ 1,609    $ 3,259    $ 1,609    $ 3,259     $   1,609
                                     ======     ======     ======     ======      ========

                        See notes to financial statements.

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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 1995 and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994 and for the period from inception to September 30, 1995.

The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the expected operating results for the full year.

2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1994 to September 30, 1995 were as follows:

                Balance December 31, 1994               $15,841
                Common stock issued                       8,845
                Preferred stock dividends                  (477)
                Net loss                                 (8,645)
                Amortization of deferred compensation        70
                                                         ------
                Balance September 30, 1995              $15,634
                                                         ======

<PAGE 7>
                                NEORX CORPORATION
                          (a development stage company)


NOTES TO FINANCIAL STATEMENTS (continued)

3.  Non-Cash Operating, Investing and Financing Activities

Capital lease obligations incurred upon entering into leases for new equipment were $1,344,000 since inception, of which $106,000 occurred in the three and nine month periods ended September 30, 1995.

<PAGE 8>

                                NEORX CORPORATION
                          (a development stage company)


Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition, Capital Resources and
            Liquidity

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994

There were no contract revenues and fees earned in the quarter ended September 30, 1995 and $112,000 earned in the comparable quarter in 1994. For the nine months ended September 30, 1995, contract revenues and fees were $57,000 compared to $203,000 in last year's nine month period.

Total operating expenses for the quarter ended September 30, 1995 decreased 2% to $3,046,000 from $3,115,000 recorded in the quarter ended September 30, 1994 and for the nine months ended September 30, 1995 amounted to $9,344,000, a decrease of 2% from $9,500,000 in the comparable period in 1994. Research and development expenses for the quarter decreased 2% to $1,904,000 from $1,936,000 for the comparable 1994 quarter and increased 9% to $5,889,000 for the nine months ended September 30, 1995 from $5,406,000 for the comparable 1994 period. General and administrative expenses for the third quarter of 1995 decreased 3% to $1,142,000 from $1,179,000 for the comparable 1994 quarter and decreased 16% to $3,455,000 for the nine months ended September 30, 1995 from $4,094,000 for the comparable period in 1994. The decrease in general and administrative expenses was primarily due to the settlement of litigation in 1994.

Interest income was $286,000 and $241,000 for the three months ended September 30, 1995 and 1994, respectively, and $746,000 compared to $701,000 in last years's comparable nine month period. Interest expense was $37,000 and $32,000 for each of the three month periods ended September 30, 1995 and 1994, respectively, and $104,000 compared to $98,000 in last year's comparable nine month period.

Net loss remained essentially unchanged for the periods. Net loss for the three and nine month periods ended September 30, 1995 and 1994 were $2,797,000 and $2,794,000, and $8,645,000 and $8,694,000,
respectively.

<PAGE 9>

                                NEORX CORPORATION
                          (a development stage company)


CAPITAL RESOURCES AND LIQUIDITY

In September 1995, the Company received $2,000,000 from the sale to an investor of 77,859 units consisting of three shares of common stock and four 3-year warrants to purchase one-quarter share of common stock at an exercise price of $5.31.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements into 1997. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials and the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.


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

MELD V. NEORX CORPORATION

In February 1995, the Company settled a lawsuit filed against it and certain Directors and officers in May 1994 on behalf of a class of purchasers of NeoRx common stock. In October 1995, under the terms of the settlement, NeoRx issued to the class 246,775 shares of NeoRx common stock and collected insurance company proceeds of $925,000. The Company has agreed that if proceeds from the sale of the shares and the value of any unsold shares on February 13, 1996 total less than $1,500,000, the company will issue cash or additional shares to the class in an amount equal to the shortfall.


<PAGE 11>

                                NEORX CORPORATION
                          (a development stage company)




                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NeoRx Corporation
                                  (Registrant)

Date: November 9, 1995           By: /s/ Robert M. Littauer
                                      Robert M. Littauer
                                      Authorized Officer and
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Treasurer