Form 10-K
period 1995-12-31
NEORX CORP
filed 1996-03-27
CIK 755806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-14116

                               NEORX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    WASHINGTON                                         91-1261311
          (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

              410 WEST HARRISON STREET, SEATTLE, WASHINGTON 98119
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 281-7001

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.02 PAR VALUE

              9 3/4% CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2014

           $2.4375 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, SERIES 1
                            ------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1996 was approximately $79 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 1996, approximately 15.3 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's 1996 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 14, 1996 are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     NeoRx Corporation ("NeoRx" or the "Company") develops targeted biopharmaceuticals for the diagnosis and treatment of certain types of cancer and the reduction of restenosis following balloon angioplasty. NeoRx's most advanced product under development is a lung cancer diagnostic imaging product, Verluma(TM), for which Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") is licensed to manufacture and for which Boehringer Ingelheim has filed with the United States Food and Drug Administration (the "FDA") a Product License Application ("PLA"). Avicidin(R), the Company's lead cancer therapy product under development, employs the Company's proprietary pretargeting technology, which is designed to deliver high doses of a therapeutic agent to tumor cells while minimizing toxicity to normal tissue, as compared with conventional chemotherapy and radiation treatments. The Company is currently conducting Phase I/II clinical trials of Avicidin. NeoRx is also developing Biostent(TM), a pharmaceutical product that is designed to reduce restenosis following balloon angioplasty through the inhibition of vascular remodeling, the process of chronic constriction thought to be one of the primary causes of restenosis. The Company is currently conducting a Phase I clinical trial of Biostent.

     Verluma is the Company's diagnostic imaging agent for staging lung cancer. NeoRx believes that its clinical data support a first-use indication of this product to establish the stage and extent of small cell lung cancer, and that such use may result in significant cost savings, as well as reduced staging time compared to conventional tests. Boehringer Ingelheim, the Company's manufacturing and non-North American marketing collaborator, filed a PLA and an Establishment License Application ("ELA") with the FDA for this product in March 1994. In December 1995, the Oncology Drugs Advisory Committee ("ODAC") for the FDA recommended that the FDA approve Verluma. On March 22, 1996, Boehringer Ingelheim advised the Company that it had decided to discontinue the use of a contract manufacturer of a non-biologic component of the Verluma product and assume responsibility for its manufacture. Because Boehringer Ingelheim must validate its manufacturing processes and procedures for this component, the Company does not expect FDA approval before the third quarter 1996. In September 1992, the Company executed an agreement with Boehringer Ingelheim whereby the Company granted Boehringer Ingelheim worldwide manufacturing rights and non-North American marketing rights to the Company's cancer imaging products. In addition, Boehringer Ingelheim will pay royalties to NeoRx on future product sales. In connection with this corporate alliance, Boehringer Ingelheim purchased 731,534 shares of NeoRx Common Stock for $11.6 million. In October 1994, the Company granted The DuPont Merck Pharmaceutical Company ("DuPont Merck") exclusive North American rights to market its cancer imaging products and issued it 268,904 unregistered shares of NeoRx Common Stock. In exchange, NeoRx received $2 million upon signing the agreement and will receive $4.5 million upon FDA approval to market Verluma in the United States. In addition, NeoRx will receive royalties from DuPont Merck on future sales of Verluma in North America.

     The Company's Avicidin cancer therapy product under development employs NeoRx's proprietary pretargeting technology, which involves the localization of antibodies at tumor sites prior to administration of the radioactive isotope yttrium-90, which subsequently binds to streptavidin that has been conjugated to the antibody. Pretargeting technology is designed to allow the delivery of high doses of a therapeutic agent to tumor cells while minimizing toxicity to normal tissue associated with conventional therapy. In preclinical studies in animals, the Company's pretargeting technology achieved a significant improvement in the therapy ratio (the dose delivered to tumor divided by the dose delivered to blood) compared to conventional radioimmunotherapy ("RIT"), and achieved durable, complete regressions of chemotherapy-resistant human lung cancer xenografts, as well as tumors of the colon and breast. The Company is currently conducting Phase I/II clinical trials of its Avicidin cancer therapy product. NeoRx is developing Avicidin initially for small cell lung cancer, and believes that indications for other solid tumors may also be developed using pretargeting technology.

     NeoRx is also developing Biostent, a pharmaceutical product that is designed to reduce restenosis following balloon angioplasty through the inhibition of vascular remodeling. Biostent is designed to maintain the integrity of the dilated arterial wall, thereby preventing such remodeling. Analysis of swine femoral arteries for as long as eight weeks and of swine coronary arteries for as long as three weeks following a single exposure to Biostent has indicated that the treatment sustains the increase in the luminal area following balloon trauma compared to the ballooned, but untreated, arteries. NeoRx is currently conducting a Phase I clinical trial of Biostent. NeoRx is also researching Preverex(TM), a proprietary, sustained-release formulation of the Company's Biostent agent, to address restenosis caused by migration and proliferation of vascular smooth muscle cells in the arterial wall.

     When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

CANCER

     The American Cancer Society estimated that approximately 1,252,000 new cases of cancer would occur in the United States in 1995, of which 59% were expected to be tumors of the lung, colon, breast and prostate. Cancer is a large group of diseases characterized by uncontrolled and proliferative cell growth. Cancer cells have the tendency to dislodge from the sites where the tumors originate and metastasize (spread from one part of the body to another). Early diagnosis and precise detection of the malignant cells are thus important for cancer treatment. Current diagnostic imaging techniques include x-rays, computerized tomography or "CT", ultrasonography, radioisotopic imaging and magnetic resonance imaging or "MRI". Once cancer is suspected, its presence must be confirmed by biopsy (the examination of cells removed from the body). The next step is to use diagnostic imaging to "stage" the patient, that is, to determine the extent of the disease throughout the body. Accurate staging is important for designing appropriate treatment. Using current methods, several diagnostic imaging procedures may be required to determine the organs to which the cancer has spread. Staging may be inaccurate if all possible body sites are not examined or if tumor metastases are too small to be detected by the diagnostic procedure used.

     Surgery, radiation therapy and chemotherapy are the conventional methods of cancer treatment. Chemotherapy drugs are generally administered intravenously so that the drug can circulate throughout the body. With rare exceptions, chemotherapy is the only available treatment for tumors that have spread throughout the body, but it provides only modest benefits for patients with the most frequently occurring malignancies, such as lung, colon or breast cancer. When chemotherapy drugs circulate throughout the body, they kill cancer cells, but are also toxic to normal cells. Consequently, cancer patients receiving chemotherapy often suffer severe, sometimes life-threatening, side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. The optimal drug dose for killing cancer cells must therefore often be reduced to avoid intolerable toxicities.

     Each of NeoRx's cancer imaging and therapeutic products under development employ monoclonal antibodies or their fragments to target tumors. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to antigens (foreign substances) such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bind specifically only to a single type of antigen. This quality, known as "specificity," makes antibodies potentially useful for the delivery of imaging and therapeutic agents to disease sites. Monoclonal antibodies are laboratory-produced and share the ability of natural human antibodies to bind to one particular antigen target. In 1975, the first practical method was demonstrated for producing monoclonal antibodies in significant quantities. This method consists of obtaining antibody-producing cells from mice immunized against a selected antigen and fusing these cells with a type of cell that reproduces indefinitely. The products of the fusion of these two types of cells are called hybridomas. Hybridomas secrete the specific antibody desired, grow well in culture and multiply to generate a vast number of duplicate hybridomas that also secrete the desired antibody. These antibodies can be purified for use as pharmaceutical agents.

RESTENOSIS

     Angioplasty is a medical procedure used to increase blood flow through coronary arteries that have been partially blocked by the build-up of plaque on the interior of the arterial wall. Restenosis is the recurrent narrowing of a coronary artery following angioplasty. This narrowing, which reduces blood flow through the artery, is believed to be caused by a combination of at least three distinct but interrelated factors: vascular remodeling, or chronic constriction of the artery, blood clot formation and the migration and proliferation of smooth muscle cells at the site of the angioplasty procedure that encroach upon the flow of blood. Studies have shown that vascular remodeling and smooth muscle cell migration and proliferation account for the majority of occurrences of restenosis. The Company believes that over 500,000 balloon angioplasties were performed in the United States in 1994, and that approximately 40% of such patients will experience restenosis following the angioplasty procedure. If restenosis occurs, it may necessitate open heart surgery (coronary artery bypass graft), sometimes on an emergency basis, or additional coronary angioplasty procedures, such as the placement of a metallic stent in the artery.

PRODUCTS UNDER DEVELOPMENT

     The following table summarizes products under development by NeoRx:

                                                             COLLABORATIVE
           PRODUCT                      INDICATION              PARTNER               STATUS
-----------------------------    ------------------------    -------------     --------------------
CANCER IMAGING PRODUCTS:
Verluma                          Staging of small cell       Boehringer        PLA/ELA filed
                                 lung cancer                 Ingelheim/
                                                             DuPont Merck
Non-Small Cell Lung Cancer       Staging of non-small        Boehringer        Phase III human
  Imaging Kit                    cell lung cancer            Ingelheim/        clinicals completed
                                                             DuPont Merck
THERAPEUTIC PRODUCTS:
Cancer
Avicidin pretargeted cancer      Solid tumors(1)             --                Phase I/II human
  therapy product                                                              clinicals
Colon cancer radiotherapy        Colon cancer                Organon           Investigational New
  product                                                                      Drug application
                                                                               filed(2)
Anti-restenosis
Biostent                         Restenosis -- remodeling    --                Phase I human
                                                                               clinicals
Preverex                         Restenosis --               --                Preclinical
                                 proliferation/migration                       development

---------------
(1) The Company's currently planned first indication for this product is for the treatment of small cell lung cancer.

(2) NeoRx is currently collaborating with Organon International B.V. ("Organon") in limited human testing of this product, which utilizes the Company's rhenium-labeling technology and an Organon antibody. Organon has retained ownership and marketing rights to this product, subject to payment of royalties to NeoRx if Organon chooses to commercialize this product.

CANCER IMAGING PRODUCTS

     VERLUMA. The American Cancer Society estimated that approximately 170,000 new cases of lung cancer would occur in the United States in 1995, of which the Company believes approximately 45,000 would be small cell lung cancer. Symptoms of this disease usually appear only after the disease has advanced beyond the stage when it may be surgically cured. According to the American Cancer Society, the five-year survival rate for lung cancer is less than 20%. Although most small cell lung cancer patients respond to chemotherapy, most also suffer a relapse. Current treatment of this disease is based on the degree to which the tumor has spread throughout the body. As a result, accurate imaging to determine the extent of the disease is important for designing appropriate treatment. Patients whose disease has not spread extensively are generally treated with chemotherapy and externally applied radiation. Those patients whose disease has spread to the point that radiation treatment would produce intolerable toxicity are treated with chemotherapy only.

     The degree to which small cell lung cancer has spread is generally determined using a standard battery of four imaging tests, including CT scans of the head, chest and abdomen and a bone scan. This standard battery of tests may take up to one week. Bone marrow aspirate, a procedure in which a bone marrow sample is removed for examination, is occasionally used as an additional test.

     Verluma employs a Fab fragment of an antibody, designated NR-LU-10, linked to a nontoxic dose of the gamma-emitting radionuclide technetium-99m that is injected intravenously and allowed to concentrate at the tumor sites. A gamma camera is then used to determine the location of the tumors. Data from NeoRx's Phase III clinical trial show that Verluma is more sensitive than any single test used in the standard battery of four tests to determine how far the tumor has spread and has an accuracy level comparable to the standard battery of tests. The Company believes that the use of Verluma may result in significant cost savings as well as reduced staging time compared to the standard tests.

     Boehringer Ingelheim, the Company's manufacturing and non-North American marketing collaborator, filed a PLA and an ELA with the FDA for Verluma in March 1994. In December 1995, ODAC recommended that the FDA approve Verluma. On March 22, 1996, Boehringer Ingelheim advised the Company that it had decided to discontinue the use of a contract manufacturer of a non-biologic component of the Verluma product and assume responsibility for its manufacture. Because Boehringer Ingelheim must validate its manufacturing processes and procedures for this component, the Company does not expect FDA approval before the third quarter 1996.

     NON-SMALL CELL LUNG CANCER IMAGING KIT. Non-small cell lung cancer ("NSCLC") includes several different types of lung cancer that have a resistance to currently available chemotherapy. The American Cancer Society estimated that approximately 170,000 new cases of lung cancer would occur in the United States in 1995, of which the Company believes approximately 125,000 would be non-small cell lung cancer. The degree to which the tumor has spread is generally determined using mediastinoscopy or thoracotomy, both of which are invasive surgical procedures that involve removal of tissue from the chest, in combination with CT scans.

     NeoRx's NSCLC imaging kit is the same formulation as Verluma. Staging classifications of NSCLC are considerably more complex than small cell lung cancer. In Phase II clinical trials, the product detected the presence of mediastinal metastases and detected metastases outside the chest in patients who may have otherwise been considered surgical candidates. Those patients with disease outside the chest need no further evaluation and are not candidates for surgery or other invasive tests. Staging using the NSCLC imaging kit offers the potential for avoiding unnecessary invasive tests and surgery. NeoRx has completed Phase III clinical trials of its NSCLC imaging kit. The decision as to whether to file this data with the FDA for a NSCLC imaging indication will be made by Boehringer Ingelheim as the manufacturing licensee, and DuPont Merck as the marketing licensee.

     MARKETING. The Company has granted DuPont Merck North American marketing rights and Boehringer Ingelheim non-North American marketing rights to the Company's cancer imaging agents.

THERAPEUTIC PRODUCTS

  CANCER PRODUCTS

     AVICIDIN PRETARGETED CANCER THERAPY PRODUCT. Cancer is second only to cardiovascular disease as a cause of death in the United States. Current regimens for the treatment of cancer include chemotherapy, external-beam radiation and surgical intervention. Generally, existing cancer therapy for high-incidence tumors such as lung, colon and breast is characterized by both relatively low efficacy and considerable toxicity.

     NeoRx's pretargeting technology employs an antibody-mediated targeting strategy that is designed to deliver high doses of an active agent to tumor cells, while minimizing toxicity to normal tissue associated with conventional therapy. The pretargeting technology takes advantage of the high binding affinity of two molecules: biotin and streptavidin. In NeoRx's Avicidin application of pretargeting technology, an antibody covalently linked to streptavidin is administered to the patient and allowed to accumulate on the surface of the tumor cells. This accumulation occurs because the antibody portion of the antibody-streptavidin conjugate recognizes and binds to antigen markers on the tumor cell surface. In animal experiments, the conjugate attains peak uptake in the tumor after 24-36 hours, at which time a clearing agent is administered to remove circulating conjugate from the bloodstream. The last step involves administering biotin linked to the therapeutic radionuclide, yttrium-90. This small molecule biotin-yttrium complex is designed to bind specifically to the streptavidin at the tumor cell surface, with the resultant beta particle emission from the yttrium-90 killing tumor cells. Biotin-yttrium that does not bind to the tumor-bound streptavidin is quickly removed from the blood circulation by the kidneys, thereby reducing the radiation dose to the bone marrow. In preclinical studies in animals, Avicidin achieved a tenfold improvement in the therapy ratio compared to conventional RIT, accompanied by durable, complete regressions of chemotherapy-resistant human lung, breast and colon cancer tumors in mice. Results of preclinical studies are not necessarily indicative of results that will be attained in human clinical trials.

     NeoRx is developing Avicidin initially for the treatment of small cell lung cancer. The Company began a Phase I/II clinical trial in December 1993, using imaging radionuclides to demonstrate that the system performs in humans as it has in mice and larger animals. During the third quarter of 1994, NeoRx began a dose escalation study using the therapeutic radionuclide yttrium-90. Initial Phase I/II clinical trials utilize a murine antibody. The Company has developed a humanized version of the antibody that may reduce the "human anti-mouse antibody" response, or "HAMA," and currently plans to substitute this humanized version for the murine version.

     In February 1996, the Company began a clinical study of the humanized antibody to determine safety, pharmacokinetics and degree of immunogenicity. The Company filed an Investigational New Drug application ("IND") in February 1996 to also determine biodistribution of the humanized antibody. If the results of this testing are satisfactory, the Company plans to conduct a Phase I/II study of humanized Avicidin, substituting the humanized antibody for the murine version.

     The Company believes that indications for non-small cell lung cancer, colon cancer, prostate cancer and breast cancer may also be developed using pretargeting technology.

     NeoRx plans to fund the completion of the development and the commercialization of the Avicidin product for small cell lung cancer through an alliance with a pharmaceutical company or other corporate partner but has not entered into any arrangements for such funding to date.

     COLON CANCER RADIOTHERAPY PRODUCT (COLLABORATION WITH ORGANON). The American Cancer Society estimated that approximately 138,000 new cases of colon cancer would occur in the United States in 1995. The current therapies for colon cancer are surgery and chemotherapy. RIT offers the potential of improving the efficacy of colon cancer treatment by directing radiation to metastatic tumors.

     Organon has developed monoclonal antibodies derived from human cells that contain no "foreign" peptide sequences and thus may not induce an immune response upon administration. NeoRx and Organon have entered into a collaboration wherein NeoRx's rhenium-labeling technology is applied to Organon's human antibody directed against colon cancer. Organon is currently conducting limited human testing of a conjugate using an Organon human antibody and NeoRx's rhenium-labeling technology. Under the terms of the collaboration, depending on the clinical trial results, Organon is obligated to pay licensing fees, clinical development milestone payments and royalties on sales if Organon chooses to commercialize the product. NeoRx does not have rights to market any products which may result from this collaboration.

  ANTI-RESTENOSIS PRODUCTS

     BIOSTENT. The Company's Biostent agent under development is designed to maintain the integrity of the dilated arterial wall to inhibit vascular remodeling following balloon angioplasty. Since the agent addresses remodeling, it may be complementary to the anti-thrombotics currently on the market or under development by other companies for the treatment of restenosis. The drug is intended to be delivered locally immediately following angioplasty using a delivery catheter. The Company believes that this method delivers the drug to the angioplasty site and reduces the chances of toxicity that might occur if systemic treatment were used to deliver similar concentrations at the site.

     Balloon angioplasty mechanically dilates the narrowed coronary artery. After the angioplasty procedure is completed, the smooth muscle cells in the dilated artery may begin constricting, thereby shrinking the luminal space in the artery, a process called vascular remodeling. Preclinical studies have shown that administering Biostent immediately after angioplasty impedes muscle constriction and stabilizes the wall in its dilated condition. As a normal response to injury caused by angioplasty, the muscle cells in the ballooned arterial wall secrete a biological "cement" called collagen, a supportive protein of the body. Through this response, the collagen forms a rigid matrix, thereby biologically supporting or "stenting" the arterial wall during the period that the Biostent treatment inhibits arterial constriction.

     Biostent is unique with respect to other pharmaceutical agents that have been evaluated in animal models and reported in the scientific literature in that it not only inhibits restenosis, but actually sustains the increase in the luminal area following balloon trauma compared to the ballooned, but untreated, arteries. The effects of the Biostent treatment method have been assessed in a pig femoral artery model. The pig femoral artery experiments have been extended to evaluate the effects of the Biostent treatment method on pig coronary arteries. Analysis of swine femoral arteries for as long as eight weeks and of swine coronary arteries for as long as three weeks following a single exposure to Biostent has indicated that the treatment sustains the increase in the luminal area following balloon trauma compared to the ballooned, but untreated, arteries.

     The Biostent treatment method consists of the cytoskeletal inhibiting agent, cytochalasin B, delivered through a specialized intracoronary delivery catheter, the Micro-Infusion Catheter (the "MIC"), under development by Cordis Corporation ("Cordis"). Commercialization of Biostent will depend on obtaining FDA approval of the MIC. NeoRx has an exclusive catheter supply agreement with Cordis for use of the catheter in the treatment of vascular remodeling under which preclinical, clinical and commercial supplies of the catheter will be furnished. The MIC is an over-the-wire design that allows rapid placement of the MIC using the same guidewire used for balloon dilation. The MIC consists of a porous balloon delivery catheter covered with an outer microporous membrane. This unique, patented design provides for rapid, uniform delivery of a drug to the arterial wall. Systemic toxicology studies have been completed in both rats and dogs, with doses as high as 10,000-fold above projected clinical dose levels with no evidence of systemic toxicity observed. NeoRx began a Phase I clinical trial of Biostent in July 1995.

     PREVEREX. The Company believes that a sustained-release formulation of cytochalasin B or certain other compounds may address that portion of restenosis that is believed to be the result of proliferation and migration of smooth muscle cells in the arterial wall. The Company is investigating the proprietary use of cytochalasin B and other compounds incorporated into polymer microspheres or other sustained-release delivery vehicles that release the drug over a period of weeks within the arterial wall. Laboratory analysis indicates that sustained exposure to cytochalasin B inhibits both the proliferation and migration of vascular smooth muscle cells.

     The use of a sustained release delivery formulation potentially gives NeoRx two important design advantages. First, the sustained-release delivery format is designed to provide a constant release rate of therapeutic agent over a period of weeks. In vitro studies have demonstrated that sustained exposure of vascular smooth muscle cells to cytochalasin B reversibly inhibits proliferation and migration. The Company believes these therapeutic effects are absent when cytochalasin B is administered in the single, catheter-delivered bolus administration employed in the Biostent formulation.

     The second design advantage of a sustained release delivery formulation is the ability to target drug release to specific regions within the coronary arterial wall. Cytochalasin B is a small molecule that does not easily lend itself to direct targeting via attachment to various ligands. The attachment of a targeting agent directly to cytochalasin B could interfere with its therapeutic effect. However, the sustained-release vehicle may be targeted through attachment of a targeting agent. Various sustained release delivery formulations are currently being evaluated for in vitro efficacy prior to assessment in animal models.

COLLABORATIONS

     In September 1992, the Company executed an agreement with Boehringer Ingelheim whereby the Company granted Boehringer Ingelheim worldwide manufacturing rights and non-North American marketing rights to the Company's cancer imaging products. In connection with this corporate alliance, Boehringer Ingelheim purchased 731,534 shares of NeoRx Common Stock for $11.6 million. In addition, the Company has issued Boehringer Ingelheim warrants expiring in September 1997 to purchase 250,000 shares of Common Stock at an exercise price of $15.84 per share and 375,000 shares at an exercise price of $21.12 per share. Boehringer Ingelheim will produce the Company's cancer imaging products for marketing, distribution and sale in North America by DuPont Merck and for marketing outside North America by Boehringer Ingelheim or its sublicensee. To sell the products in the United States, the Company must receive marketing approval from the FDA. Boehringer Ingelheim filed a PLA and an ELA for FDA approval of Verluma, the Company's small cell lung cancer imaging agent, in March 1994. In December 1995, ODAC recommended that the FDA approve Verluma. On March 22, 1996, Boehringer Ingelheim advised the Company that it had decided to discontinue the use of a contract manufacturer of a non-biologic component of the Verluma product and assume responsibility for its manufacture. Because Boehringer Ingelheim must validate its manufacturing processes and procedures for this component, the Company does not expect FDA approval before the third quarter 1996.

     In October 1994, the Company granted DuPont Merck exclusive North American rights to market its cancer imaging products and issued 268,904 unregistered shares of NeoRx Common Stock to DuPont Merck. In exchange, NeoRx received $2 million upon signing the agreement and will receive $4.5 million upon FDA approval to market Verluma in the United States. In addition, NeoRx will receive royalties from DuPont Merck on sales of Verluma in North America.

     NeoRx and Organon are collaborating in the field of cancer RIT, wherein NeoRx's rhenium-labeling technology is applied to Organon's human antibody directed against colon cancer. Under the terms of the collaboration, depending on the clinical trial results, Organon is obligated to pay licensing fees, clinical development milestone payments and royalties on sales if Organon chooses to commercialize the product. NeoRx does not have rights to market any products which may result from this collaboration.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to aggressively protect its proprietary technology. In addition to filing patent applications in the United States for many of its inventions, the Company files patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect important inventions.

     The Company has a co-exclusive license for the monoclonal antibody used in its cancer imaging and treatment products and also has obtained numerous U.S. and foreign patents relating to its cancer imaging products. NeoRx has obtained an exclusive license from Stanford University for a patent that has been issued in the United States and Europe that covers the pretargeting technology included in its Avicidin cancer therapy product under development. In addition, the Company has been awarded another U.S. patent pertaining to pretargeting technology, and has developed a portfolio of patent applications building on this patent. The Company is pursuing patent protection for its anti-restenosis technology and products under development by filing numerous patent applications in both the United States and foreign jurisdictions. In October 1994, NeoRx obtained from Indiana University an exclusive license to a patent that broadly covers the sustained release catheter delivery into blood vessel walls of therapeutic agents contained within a particulate dosage form.

     Competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or relating to those of the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are unknown. Accordingly, there can be no assurance that the Company's patent applications will result in additional patents being issued or that, if issued, the patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed or designed around by others or that others will not obtain patents that the Company would need to license or design around.

     As part of the Company's ongoing research activities, the Company in the ordinary course seeks assurances that it will own or license any rights that may be necessary or useful to its business. The Company believes that in certain circumstances licensing or cross-licensing arrangements pertaining to the relevant technologies and providing reasonable economic terms may be an expedient way to resolve any potential infringement issues. In other circumstances, such arrangements may not be warranted or obtainable on commercially reasonable terms. In the event it were determined that one or more of the Company's products infringe one or more of such patents, the Company could seek to enter a licensing or cross-licensing arrangement, but there can be no assurance that such an arrangement would be available or, if available, that the terms of such an arrangement would be reasonable.

COMPETITION

     Cancer imaging and therapy and anti-restenosis product development is highly competitive. NeoRx faces competition from emerging companies and established biotechnology, pharmaceutical and chemical companies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical and chemical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the imaging or treatment of cancer or the prevention of restenosis. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company.

     Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer diagnostic or treatment products, anti-restenosis products or any cancer prevention products could render the Company's technology and products under development less competitive, uneconomical or obsolete.

     Timing of market introduction and healthcare reform, both uncertainties, will affect the competitive position of the Company's products. The Company believes that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, price and patent position.

     Other companies are developing antibody-based cancer imaging products. Conventional radiography, conventional nuclear medicine scanning (including an indium-labeled peptide for neuroendocrine tumors), CT and MRI are already widely available, are used by a large number of physicians, and constitute the current competition for use of the Company's Verluma lung cancer imaging product.

     The Company's cancer therapy products under development are designed for the treatment of metastatic cancer or where there is a very high statistical risk that the cancer has spread. The Company anticipates that the principal competition in this type of cancer treatment will come from existing chemotherapy, hormone therapy and biological therapies that are designed to treat the same cancer stage. Many pharmaceutical, emerging pharmaceutical and biotechnology companies are testing a large array of alternative cancer treatments. If any of these proves to be more effective, safer or less expensive than the Company's products under development, the Company's competitive position could be adversely affected.

     The Company's anti-restenosis products under development are designed to prevent restenosis of blood vessels following angioplasty where such narrowing is due to vascular remodeling or to smooth muscle cell migration and proliferation. Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase.

GOVERNMENT REGULATION AND PRODUCT TESTING

     The manufacture and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs and biologics are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework take a number of years to accomplish and involve the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials can commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a PLA or New Drug Application ("NDA") to the FDA, and (v) FDA approval of the PLA or NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current good manufacturing practice ("GMP") regulations enforced by the FDA through its facilities inspection program for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

     Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical studies are submitted to the FDA as part of an IND and are reviewed by the FDA prior to commencement of human clinical trials. Unless the FDA provides comments to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA's Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. When a compound is found to have potential efficacy and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III clinical trials will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such trials. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a PLA or NDA for approval of the marketing and commercial shipment of the drug. The testing and approval processes are likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a PLA or NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require postmarketing testing and surveillance to monitor the safety of the Company's products if it does not view the PLA or NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for PLA or NDA approval is the requirement that the prospective manufacturers' quality control and manufacturing procedures conform to GMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

     In addition to regulations enforced by the FDA, the Company also is subject to regulations under occupational safety and health laws, environmental protection laws and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the Company's resources. In addition, federal and state agencies and congressional committees have expressed interest in further regulation of biotechnology. The Company is unable to estimate the extent and impact of regulation in the biotechnology field resulting from any future federal, state or local legislation or administrative action.

     For clinical investigation and marketing outside the United States, the Company or its collaborative partners also are subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Community.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time.

     Early Stage of Product Development; Technological Uncertainty. To date, substantially all of the Company's revenues have consisted of payments received under agreements with corporate partners and from government research contracts, none of which provide for material future funding. The Company has received no revenues to date from product sales, does not expect regulatory approval for commercial sales of its lung cancer imaging product earlier than the third quarter of 1996 and does not expect to seek U.S. regulatory approval for sales of its cancer and anti-restenosis treatment products before 1999. The Company's current research and development activities are focused primarily on its proposed therapeutic products, which are in an early stage of development. In preclinical studies the Company's pretargeting technology has shown promise for the treatment of cancer tumors in animals. Results obtained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical trials. The Company initiated a Phase I dose escalation study in humans in mid-1994 and does not expect to complete such study before the second half of 1996. The Company's proposed therapeutic products for the prevention of restenosis are also in an early stage of development.

     The Company will require collaborative partners to assist in developing its potential products, and there can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future. In addition, the Company's potential products will require significant additional research and development and extensive clinical testing prior to commercial use. There can be no assurance that these potential products will be successfully developed into drugs that can be administered to humans or that any such drugs or related therapies will prove to be safe and effective in clinical trials or cost-effective to manufacture. Further, these potential products may prove to have undesirable and unintended side effects that may prevent or limit their commercial use.

     History of Losses; Need for Additional Funds. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several years. These operating losses may fluctuate from period to period. For the period from February 13, 1984 (the Company's inception) to December 31, 1995, the Company incurred net losses aggregating $105.9 million. The Company's existing capital resources and interest income thereon are currently expected to be sufficient to fund the Company's operations through late 1997. The Company's actual expenditures will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will require substantial additional funds to complete the development of its therapeutic products. Adequate funds for these purposes, whether through additional financings, collaborative arrangements with corporate sponsors or other sources, may not be available when needed or on terms favorable to the Company.

     Dependence on Suppliers. The Company depends on the timely delivery from suppliers of certain materials and services. In connection with its research, preclinical studies and clinical trials, the Company has periodically experienced interruption in the supply of monoclonal antibodies, including the 1990 loss of its former sole supplier of the antibody used in its cancer imaging products. Interruptions in these and other supplies could occur in the future. The Company will need to develop sources for commercial quantities of yttrium-90, the radionuclide used in its proposed cancer therapeutic products, and for the antibody, streptavidin and clearing agent used in Avicidin. The catheter used to deliver the Company's proposed anti-restenosis products has not yet been approved for sale by the FDA; commercial use of such catheter depends on receiving such approval. In addition, the Company depends on a supply of the catheter from its manufacturer, and there can be no assurance that the manufacturer will provide a timely and adequate supply of catheters to the Company. Any failure by the manufacturer to timely and adequately supply catheters would have a material adverse effect on the Company's ability to commercialize these products.

     Dependence on Others for Commercial Manufacturing and Marketing. The Company has no manufacturing facilities for commercial production of its products under development. The Company also has no experience in sales, marketing or distribution. The Company's strategy for commercialization of its products requires entering into various arrangements with corporate collaborators, licensors, licensees and others to manufacture, distribute and market its products. The Company will depend on the success of these outside parties in performing their responsibilities. Although the Company believes that parties to its existing and any future arrangements will have an economic motivation to successfully perform their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the Company's control. There can be no assurance that such parties will perform their obligations as expected, that the Company will derive any revenues from such arrangements or that the Company's reliance on others for manufacturing products will not result in unforeseen problems with product supply. The Company entered into agreements with Boehringer Ingelheim and DuPont Merck under which Boehringer Ingelheim has worldwide manufacturing rights and non-North American marketing rights and DuPont Merck has exclusive North American marketing rights to the Company's Verluma lung cancer imaging product. The Company intends to seek collaborative partners to assist in developing, manufacturing and marketing its therapeutic products under development. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future or that its current or future collaborative arrangements will be successful.

     Competition. Cancer imaging and therapy and anti-restenosis product development is highly competitive. There are numerous competitors developing products to detect, stage or treat each of the diseases for which the Company is seeking to develop products. Some competitors have adopted product development strategies similar to the Company's approach of targeting cancer cells by linking radionuclides to monoclonal antibodies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical and chemical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the imaging or treatment of cancer and restenosis. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company and may be better equipped than NeoRx to develop, manufacture and market competing products. The Company's competitors may develop and introduce products that are more effective than those of the Company or that would render the Company's technology and products under development less competitive, uneconomical or obsolete.

     Technological Uncertainties Regarding Human Immune Response to Foreign Proteins. The Company's Avicidin cancer therapy product, which is in Phase I/II clinical testing, currently uses a monoclonal antibody of murine (mouse) origin coupled to streptavidin, a protein of bacterial origin. These molecules appear as foreign proteins to the human immune system, which develops its own antibody in response. The HAMA response, or "human anti-streptavidin antibody" response, or "HASA", may limit the number of doses that may be safely or effectively administered to a patient, thereby limiting a product's efficacy. The Company believes that humanized antibodies may reduce HAMA and that chemical modification of streptavidin may reduce HASA. Gene cloning technology permits splicing of human and murine antibody portions together, thereby yielding humanized molecules. Although the Company has produced a humanized version of the murine antibody used in Avicidin and has recently initiated a Phase I human safety study of the humanized antibody, there can be no assurance that such humanized antibody would reduce the extent to which HAMA or HASA may limit the effectiveness of the Company's cancer therapy products or that the Company will successfully commercialize products incorporating the humanized antibody.

     Uncertainty Regarding Patents and Proprietary Rights. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and currently no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Products and processes important to NeoRx are subject to this uncertainty. Accordingly, there can be no assurance that the Company's patent applications will result in additional patents being issued or that, if issued, patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others or that others will not obtain patents that the Company would need to license or design around. Moreover, the technology applicable to the Company's products is developing rapidly. Research institutes, universities and biotechnology companies, including the Company's competitors, have filed applications for, or have been issued, numerous patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or relating to those of the Company. The scope and validity of such patents, the extent to which the Company may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses are unknown. To the extent licenses are required, there can be no assurance that they will be available on commercially reasonable terms, if at all. The Company also relies on unpatented proprietary technology. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, that others will not otherwise gain access to the Company's proprietary technology, or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

     Delays and Costs Resulting From Government Regulation. The manufacture and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. There can be no assurance that clinical trials will be started or completed successfully within any specified time period. Delays in approval can occur for a number of reasons, including the Company's failure to obtain necessary supplies of monoclonal antibodies or other materials or to obtain a sufficient number of available patients to support the claims necessary for regulatory approval. There can be no assurance that requisite FDA approvals will be obtained on a timely basis, if at all, or that any approvals granted will cover all the clinical indications for which the Company may seek approval. Boehringer Ingelheim filed a PLA and an ELA with the FDA for approval to manufacture and market Verluma in March 1994. In December 1995, ODAC recommended that the FDA approve Verluma. On March 22, 1996, Boehringer Ingelheim advised the Company that it had decided to discontinue the use of a contract manufacturer of a non-biologic component of the Verluma product and assume responsibility for its manufacture. Because Boehringer Ingelheim must validate its manufacturing processes and procedures for this component, the Company does not expect FDA approval before the third quarter 1996. The Company's business would be adversely affected by significant delays in FDA approval of the manufacture and marketing of this product by Boehringer Ingelheim or by failure of the FDA to grant such approval. Delays or failure to obtain regulatory approval would adversely affect or prevent the marketing of other products developed by the Company and its ability to receive royalty or other product revenues. The manufacture and marketing of drugs are subject to continuing FDA review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse governmental regulation that might arise from future U.S. or foreign government action.

     Risk of Product Liability. The testing, manufacturing, marketing and sale of human healthcare products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $10 million annual aggregate limit in connection with human clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company and may prevent the Company from obtaining adequate product liability insurance in the future on affordable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost.

     Uncertainty of Pharmaceutical Pricing, Healthcare Reform and
Reimbursement. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. The Company cannot predict the effect healthcare reforms may have on its business, and there can be no assurance that any such reforms will not have a material adverse effect on the Company. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other pharmaceutical companies that are prospective collaborators for certain of the Company's potential products, the Company's ability to commercialize its products under development may be adversely affected. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

     Reliance on Key Personnel. The Company's success will depend in part on the efforts of certain key scientists and management personnel. Because of the specialized nature of the Company's business, the Company's ability to maintain its competitive position will depend in part on its ability to attract and retain qualified personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of key management or scientific personnel could have an adverse effect on the Company's business. The Company does not maintain key man insurance on any of its scientists or management personnel.

     Compliance With Environmental Regulations; Hazardous Materials. The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with its research and development activities and its manufacturing of clinical trial materials. Although the Company believes that it has complied with these laws and regulations in all material respects, there can be no assurance that it will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development and clinical manufacturing processes involve the controlled use of small amounts of hazardous and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources.

EMPLOYEES

     As of March 1, 1996, the Company had 70 full-time employees and 8 part-time employees, 18 of whom hold Ph.D. degrees and two of whom hold M.D. degrees. Fifty-seven employees were engaged in research, development and manufacturing activities and 21 were employed in finance and administration.

     The Company considers its relations with its employees to be excellent. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company occupies approximately 36,000 square feet of office, laboratory and manufacturing space at 410 West Harrison Street, Seattle, Washington, under a lease that expires May 31, 2001. The lease is renewable through May 31, 2006.

     NeoRx believes its facilities are in good condition and are adequate for all present uses. A portion of its facilities is used for pilot manufacturing to produce certain of its products under development. The Company believes that the production capacity of its pilot facility is adequate to satisfy the Company's Phase I clinical trial requirements, and it passed an FDA inspection for these purposes in 1993 and a Washington State Board of Pharmacy inspection in 1996. The Company's strategy is to license manufacturing rights for its products, but it may decide to produce certain components of its therapy products. Such production would require a further investment in facilities and equipment, the cost of which cannot be currently estimated.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as an additional codefendant in an amended complaint filed in the United States District Court for the Southern District of New York on March 27, 1995 in a pending purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including 11 publicly traded biotechnology companies. The complaint seeks damages for alleged unlawful manipulation of the stock market prices of the named biotechnology companies. The Company believes that the claims against it have no factual or legal basis and are without merit. Although the complaint alleges that D. Blech & Co. was the principal market maker for NeoRx stock, to the Company's knowledge D. Blech & Co. was never a significant market maker for such stock. The Company intends to defend this suit vigorously.

     In February 1995, the Company settled a lawsuit filed against it and certain members of its Board of Directors and officers in May 1994 on behalf of a class of purchasers of NeoRx Common Stock. Under the terms of the settlement, NeoRx issued to the class 257,000 shares of NeoRx Common Stock valued at $1.5 million and collected insurance proceeds of $925,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the Company's executive officers is set forth below.

                  NAME                    AGE                POSITION WITH THE COMPANY
----------------------------------------  ----  ---------------------------------------------------
Paul G. Abrams, M.D., J.D. .............   48   President, Chief Executive Officer and Director
Robert M. Littauer, M.B.A., C.P.A.......   47   Senior Vice President, Chief Financial Officer and
                                                Treasurer
Jeffrey J. Miller, Ph.D., J.D. .........   48   Senior Vice President, Business Development and
                                                Legal Affairs, and Secretary
John M. Reno, Ph.D. ....................   49   Vice President, Research and Development
Robert W. Schroff, Ph.D., M.B.A. .......   41   Vice President and General Manager, Cardiovascular
                                                Products
Bruce H. Walters........................   52   Vice President, Human Resources

BUSINESS EXPERIENCE

     DR. PAUL G. ABRAMS is a co-founder of the Company, has been a Director since January 1985 and has been President and Chief Executive Officer since May 1990. He was the Company's Vice President, Medical Affairs from January 1985 through April 1990. From 1981 to 1984, Dr. Abrams held the position of Expert in the Biological Response Modifiers Program of the National Cancer Institute. Dr. Abrams holds J.D., M.D. and B.A (summa cum laude with exceptional distinction) degrees from Yale University. He is a board-certified internist and medical oncologist and is an Affiliate Associate Professor in the Department of Radiology at the University of Washington.

     ROBERT M. LITTAUER has been Senior Vice President, Chief Financial Officer and Treasurer since April 1993. He was the Company's Vice President, Chief Financial Officer and Treasurer from August 1988 to April 1993. From September 1987 to July 1988, he was the Company's Vice President and Chief Financial Officer and from June 1987 to August 1987, Chief Financial Officer. From 1982 to 1987, Mr. Littauer was Vice President, Finance and Treasurer of Concept, Inc., a manufacturer of surgical products. He holds an M.B.A. and a B.S. degree in Industrial Engineering and Operations Research from Cornell University and is a Certified Public Accountant.

     DR. JEFFREY J. MILLER has been Senior Vice President, Business Development and Legal Affairs since April 1993, and Secretary since August 1988. He was the Company's Vice President, Business Development and Legal Affairs from September 1989 to April 1993 and Vice President and General Counsel from September 1987 to August 1989. From 1985 to 1987, he was a partner in the Seattle law firm of Seed and Berry. Dr. Miller holds a Ph.D. degree in Biology from the University of California at Los Angeles, a J.D. degree from Loyola University of Los Angeles and a B.A. degree from the University of California at Los Angeles.

     DR. JOHN M. RENO has been Vice President, Research and Development since January 1993. He was the Company's Director, Research and Development from May 1991 until December 1992 and Director, Product Development and Manufacturing from November 1986 to April 1989. Dr. Reno joined NeoRx in 1984 as a Senior Scientist. Prior to that time, he held positions as Group Leader with Seragen, Inc., and

Project Leader with Dow Chemical Company. He holds a Ph.D. degree in Biochemistry from Michigan State University.

     DR. ROBERT W. SCHROFF has been Vice President and General Manager, Cardiovascular Products since January 1993. He was the Company's Director, Business Development and Analytical Labs from November 1991 to December 1992; Director, Project Management from September 1990 to October 1991; Director, Clinical Research from July 1986 to August 1990; and Senior Scientist, Immunological Assessment from January 1985 to July 1986. From 1982 to 1984, Dr. Schroff was a Senior Staff Fellow of the National Cancer Institute. Dr. Schroff holds a Ph.D. degree in Immunology from the Bowman Gray School of Medicine of Wake Forest University. He performed postdoctoral studies at the University of California at Los Angeles. Dr. Schroff also holds an M.B.A. degree from the University of Washington.

     BRUCE H. WALTERS has been Vice President, Human Resources since May 1989. From April 1987 to April 1989, he was the Company's Director, Human Resources. From 1985 to 1987, he was Manager, Human Resources for Aviall, Inc., a provider of aircraft repair and overhaul services, and from 1984 to 1985, Manager, Management Services of American Hospital Supply Corporation. Mr. Walters holds a B.A. degree in Bacteriology from the University of California at Los Angeles.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING AND PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol NERX. The following table sets forth for the periods indicated the high and low sales prices for NeoRx Common Stock as reported by Nasdaq.

                                                                            SALES PRICE
                                                                          ----------------
                                                                          HIGH       LOW
                                                                          -----     ------
    1995:
    First Quarter.......................................................  $7 1/8  $4 11/16
    Second Quarter......................................................   7 5/16  4 15/16
    Third Quarter.......................................................   7 7/8   4 13/16
    Fourth Quarter......................................................   7 3/8   4 7/8
    1994:
    First Quarter.......................................................  $9 1/2  $6 1/8
    Second Quarter......................................................   6 5/16  2 1/2
    Third Quarter.......................................................   4 1/4   2 5/8
    Fourth Quarter......................................................   8 1/8   3 1/4

     There were approximately 1,100 shareholders of record at December 31, 1995. The Company has not paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEARS ENDED
                                       --------------------------------------------------
                                                                                             THREE MONTHS ENDED
                                               DECEMBER 31,              SEPTEMBER 30,          DECEMBER 31,
                                       -----------------------------   ------------------   ---------------------
                                         1995       1994      1993      1992       1991      1992        1991
                                       --------   --------   -------   -------   --------   -------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)        (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Contract revenues and fees...........  $    307   $  1,568   $ 3,676   $ 9,180   $    355   $   277     $   119
Operating expenses...................    13,343     12,605    12,334    11,094     12,118     2,825       2,665
Loss from operations.................   (13,036)   (11,037)   (8,658)   (1,914)   (11,763)   (2,548)     (2,546)
Net loss.............................   (12,271)   (11,144)   (8,536)   (2,763)   (11,681)   (2,425)     (3,688)
Net loss per common share............  $  (0.98)  $  (1.02)  $ (1.10)  $ (0.60)  $  (3.49)  $ (0.36)    $ (0.78)
Weighted average common shares
  outstanding........................    13,142     11,616     8,449     6,530      3,813     7,303       5,169
BALANCE SHEET DATA:
Cash and cash equivalents............  $  7,182   $  2,428   $14,347   $12,359   $  1,616   $10,520     $11,094
Short-term investments...............     8,937     14,723    13,421     4,000      7,588     2,500       4,168
Working capital......................    15,245     15,992    26,934    14,463     16,495    11,720      14,096
Total assets.........................    18,518     20,035    29,848    18,511     21,087    14,943      17,355
Long-term debt.......................     1,283      1,212     1,222     1,239      8,347     1,236       1,293
Shareholders' equity.................  $ 14,892   $ 15,841   $26,776   $14,531   $  8,963   $11,740     $13,146

---------------
Note: In February 1993, the Company changed its fiscal year-end from September
      30 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NeoRx Corporation is a development stage enterprise and has received no revenues from sales of its products under development. To date, the Company's revenues have been derived principally from license fees from Boehringer Ingelheim under a collaborative agreement executed in September 1992, payments from DuPont Merck, Sterling Winthrop Inc. ("Sterling") and from federal government research contracts. The Boehringer Ingelheim agreement does not require future license or research payments to the Company from Boehringer Ingelheim, although Boehringer Ingelheim is obligated to pay royalties on sales of licensed products. The DuPont Merck agreement provides that the Company will receive a licensing fee of $4.5 million upon FDA approval of Verluma and royalties on sales of the product. The Company plans to enter into additional collaborative agreements with corporate partners, but does not currently have commitments for any such agreements. Expenses incurred have been primarily for research and development and for administration, resulting in an accumulated deficit since inception of $113.4 million. Successful future operations depend on the Company's ability to develop, obtain regulatory approval for and commercialize its products. The Company will require a substantial amount of additional funds to complete the development of most of its products and to fund additional operating losses that the Company expects to incur during the next several years.

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     The Company's revenues in 1995, 1994 and 1993 were $.3 million, $1.6 million and $3.7 million, respectively, and consisted of license fees and payments received under its collaborative and license agreements. Revenues received in 1994 consisted primarily of a license fee of $1.4 million from DuPont Merck for exclusive North American rights to market NeoRx's Verluma lung cancer imaging products as part of the DuPont Merck purchase of 269,000 shares of NeoRx Common Stock in October 1994. In 1993, revenues included a $2.3 million milestone payment received from Boehringer Ingelheim as part of its purchase of 234,000 shares of NeoRx Common Stock in September 1993, $.5 million received from Sterling under a 1992 license agreement and $.9 million received under collaborative research agreements.

     The Company's total operating expenses were $13.3 million, $12.6 million and $12.3 million in 1995, 1994 and 1993, respectively. Of these amounts, research and development expenditures were $8.7 million, $7.5 million and $6.7 million in 1995, 1994 and 1993, respectively. Research and development expenses increased 16% in 1995 and 11% in 1994. The increase in research and development expenses in 1995 was primarily due to activities relating to antibody humanization, a one-time license fee payment and increased clinical trial activities. The increase in research and development expenses in 1994 was generally due to activities relating to bringing the cardiovascular program to the clinic. Approximately 100%, 98% and 94% of the Company's research and development expenses in 1995, 1994 and 1993, respectively, were attributable to the Company's self-funded research programs. General and administrative expenses were $4.7 million, $5.1 million and $5.6 million in 1995, 1994 and 1993, respectively. General and administrative expenses decreased 9% in 1995 and 8% in 1994. The decrease in general and administrative expenses in 1995 and 1994 resulted primarily from reduced legal fees and costs associated with the Company's patent enforcement suit against and counterclaim by Immunomedics, Inc., which was settled in 1994.

     Investment and interest income was $1 million, $.9 million and $.3 million in 1995, 1994 and 1993, respectively. The increase in 1995 and 1994 was primarily due to higher average cash balances resulting from sales of Common Stock. Interest expense was $.1 million in 1995, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's operations have been financed primarily by funds raised through the issuance of equity and debt securities and amounts received under manufacturing and marketing licenses. As of December 31, 1995, sales of the Company's Common Stock had raised an aggregate of $101.6 million, cash fees received from license agreements totaled $9.2 million, net proceeds from the June 1989 sale of convertible subordinated debentures amounted to $26.6 million and revenues received under collaborative research agreements amounted to $24.7 million.

     Since inception, the Company has invested $8.9 million in equipment, furniture and leasehold improvements, primarily to support its research and manufacturing activities. As of December 31, 1995, the Company was committed to spending approximately $2.8 million pursuant to operating and capital lease obligations.

     The Company has no material commitments for capital expenditures. The Company's strategy is to form corporate alliances with pharmaceutical companies to provide for the manufacture of its products under development, thereby avoiding the need to make significant investments in production capacity.

     The Company's liquidity position has improved during 1995. Although total cash, cash equivalents and short-term investments decreased $1 million during 1995, the Company's current ratio increased to 7.5 from 6.4, primarily due to payment of a litigation settlement brought against the Company and certain of its Directors and officers in 1994 on behalf of a class of purchasers of NeoRx Common Stock. Under the terms of the 1995 settlement, NeoRx issued to the class 257,000 shares of NeoRx Common Stock, valued at $1.5 million, and collected insurance proceeds of $.9 million.

     In October 1995, the Company registered 650,000 shares of Common Stock for sale from time to time. As of December 31, 1995, the Company had issued 186,000 shares and received net proceeds of $1.2 million. Also during 1995, the Company received net proceeds of $8.3 million from the sale of 1.4 million units consisting of Common Stock and warrants. During 1994, the Company received $2.0 million from DuPont Merck for Verluma North American marketing rights and the purchase of 269,000 shares of NeoRx Common Stock. During 1993, the Company received $23.8 million from the sale of 3.4 million shares of its Common Stock in three transactions.

     In January 1996, the Company issued 370,000 shares of Common Stock and 47,000 shares of Series 2 Convertible Preferred Stock, $.02 par value per share and received net proceeds of $6.7 million. During January and February 1996, the Company sold 428,000 shares of Common Stock for net proceeds of $3.5 million. The combined net proceeds from these transactions, totaling $10.2 million, are not reflected in the December 31, 1995 balance sheet.

     The Company's cash investment policy is to earn a market rate of interest on its marketable securities while assuming minimal risk of principal. The investment portfolio must meet the following objectives: preservation of principal, fulfillment of liquidity needs, reasonable yield and avoidance of inappropriate concentrations. All investments must carry an investment grade rating and no single non-Federal government issue may represent more than 10% of portfolio assets.

     The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through late 1997. The Company's working capital and capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                   PAGE
                                                                                  NUMBERS
                                                                                  -------
    Report of Independent Public Accounts.......................................     21
    Balance Sheets -- December 31, 1995 and 1994................................     22
    Statements of Operations -- For the Years Ended December 31, 1995, 1994 and
      1993 and since inception..................................................     23
    Statements of Cash Flows -- For the Years Ended December 31, 1995, 1994 and
      1993 and since inception..................................................     24
    Statements of Shareholders' Equity -- For the Years Ended December 31, 1995,
      1994 and 1993 and since inception.........................................     25
    Notes to Financial Statements...............................................     26

All financial schedules are omitted since the required information is applicable or has been presented in the financial statements and the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of NeoRx Corporation:

     We have audited the accompanying balance sheets of NeoRx Corporation (a Washington corporation in the development stage) as of December 31, 1995 and 1994, and the related statements of operations, cash flows and shareholders' equity for each of the years ended December 31, 1995, 1994 and 1993, and for the period from February 13, 1984 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years ended December 31, 1995, 1994 and 1993, and for the period from inception to December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Seattle, Washington
February 16, 1996

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------     --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................................  $   7,182     $  2,428
Short-term investments................................................      8,937       14,723
Inventories...........................................................        538          393
Prepaids and other....................................................        931        1,430
                                                                        ---------     --------
          Total current assets........................................     17,588       18,974
                                                                        ---------     --------
FACILITIES AND EQUIPMENT, AT COST:
Equipment and furniture...............................................      3,498        3,298
Leasehold improvements................................................      3,233        3,204
                                                                        ---------     --------
                                                                            6,731        6,502
Less: accumulated depreciation and amortization.......................     (5,914)      (5,555)
                                                                        ---------     --------
  Facilities and equipment, net.......................................        817          947
                                                                        ---------     --------
OTHER ASSETS..........................................................        113          114
                                                                        ---------     --------
                                                                        $  18,518     $ 20,035
                                                                        =========     ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable......................................................  $   1,511     $    603
Accrued liabilities...................................................        531        2,115
Deferred revenue......................................................        250          250
Current portion of capital leases.....................................         51           14
                                                                        ---------     --------
          Total current liabilities...................................      2,343        2,982
                                                                        ---------     --------
NON-CURRENT LIABILITIES:
Convertible subordinated debentures, 9 3/4%...........................      1,195        1,195
Capital leases, less current portion..................................         88           17
                                                                        ---------     --------
          Total non-current liabilities...............................      1,283        1,212
                                                                        ---------     --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Convertible exchangeable preferred stock, Series 1, $.02 par value,
  3,000,000 shares authorized, 208,000 and 298,000 shares issued and
  outstanding, respectively...........................................          4            6
Common stock, $.02 par value, 60,000,000 shares authorized, 14,359,000
  and 11,865,000 shares issued and outstanding, respectively..........        287          237
Additional paid-in capital............................................    128,098      115,614
Deferred compensation.................................................       (139)        (232)
Accumulated deficit since inception...................................   (113,358)     (99,784)
                                                                        ---------     --------
          Total shareholders' equity..................................     14,892       15,841
                                                                        ---------     --------
                                                                        $  18,518     $ 20,035
                                                                        =========     ========

   The accompanying notes are an integral part of these financial statements.

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      FEBRUARY 13,
                                                                                          1984
                                                                                       (INCEPTION)
                                                    YEARS ENDED DECEMBER 31,               TO
                                                ---------------------------------     DECEMBER 31,
                                                  1995         1994        1993           1995
                                                --------     --------     -------     -------------
REVENUES:
Contract revenues and fees....................  $    307     $  1,568     $ 3,676       $    37,640
                                                --------     --------     -------         ---------
OPERATING EXPENSES:
Research and development......................     8,690        7,464       6,723            92,031
General and administrative....................     4,653        5,141       5,611            54,651
                                                --------     --------     -------         ---------
          Total operating expenses............    13,343       12,605      12,334           146,682
                                                --------     --------     -------         ---------
Loss from operations..........................   (13,036)     (11,037)     (8,658)         (109,042)
OTHER INCOME (EXPENSE):
  Investment and interest income, net.........     1,002          908         259            10,856
  Interest expense............................      (140)        (127)       (137)           (5,495)
  Litigation expense, net.....................       (97)        (888)         --              (985)
  Debt conversion expense.....................        --           --          --            (1,228)
                                                --------     --------     -------         ---------
Net loss......................................  $(12,271)    $(11,144)    $(8,536)      $  (105,894)
                                                ========     ========     =======         =========
Preferred stock dividends.....................      (597)        (725)       (739)           (5,903)
                                                --------     --------     -------         ---------
Net loss applicable to common shares..........  $(12,868)    $(11,869)    $(9,275)      $  (111,797)
                                                ========     ========     =======         =========
Net loss per common share.....................  $   (.98)    $  (1.02)    $ (1.10)      $    (21.02)
                                                ========     ========     =======         =========
Weighted average common shares outstanding....    13,142       11,616       8,449             5,319
                                                ========     ========     =======         =========

   The accompanying notes are an integral part of these financial statements.

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FEBRUARY 13,
                                                                                           1984
                                                        YEARS ENDED DECEMBER 31,      (INCEPTION) TO
                                                     ------------------------------    DECEMBER 31,
                                                       1995       1994       1993          1995
                                                     --------   --------   --------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $(12,271)  $(11,144)  $ (8,536)    $ (105,894)
                                                     ---------  ---------  ---------   -----------
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
       Depreciation and amortization...............       402        290        456          9,453
       (Increase) decrease in inventories..........      (145)       108        (80)          (538)
       (Increase) decrease in prepaids and other
          assets...................................       699       (922)      (269)          (738)
       Increase in accounts payable and accrued
          liabilities..............................       844      1,120        286          2,000
       Increase (decrease) in deferred revenue.....        --         48       (391)           250
       Compensation expense on stock awards
          and options..............................       184        204        112          1,124
       Return of common stock for license..........        --         --         --         (3,850)
       Debt conversion expense.....................        --         --         --          1,228
       Common stock issued for consulting
          services.................................       239         --        303          2,042
                                                     ---------  ---------  ---------   -----------
          Total adjustments........................     2,223        848        417         10,971
                                                     ---------  ---------  ---------   -----------
  Net cash (used in) operating activities..........   (10,048)   (10,296)    (8,119)       (94,923)
                                                     ---------  ---------  ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (purchases of) short-term
     investments, net..............................     5,786     (1,302)   (10,921)        (8,937)
  Facilities and equipment purchases...............      (129)      (280)      (204)        (8,920)
  Other............................................        --         --         --            (17)
                                                     ---------  ---------  ---------   -----------
  Net cash provided by (used in) investing
     activities....................................     5,657     (1,582)   (11,125)       (17,874)
                                                     ---------  ---------  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock and
     warrants......................................     9,215        635     23,810        100,186
  Proceeds from sale of convertible debentures.....        --         --         --         26,606
  Proceeds from capital lease obligations..........        --         --         --          2,322
  Repayments of capital lease obligations..........       (35)       (44)       (98)        (3,564)
  Proceeds from stock options exercised............       423         95         98          1,373
  Preferred stock issuance costs...................        --         --         --           (792)
  Preferred stock dividends........................      (458)      (727)      (727)        (5,515)
  Repurchase of preferred stock....................        --         --         --           (305)
  Repurchase of common stock.......................        --         --        (12)          (332)
                                                     ---------  ---------  ---------   -----------
  Net cash provided by (used in) financing
     activities....................................     9,145        (41)    23,071        119,979
                                                     ---------  ---------  ---------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................     4,754    (11,919)     3,827          7,182
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................     2,428     14,347     10,520             --
                                                     ---------  ---------  ---------   -----------
  End of period....................................  $  7,182   $  2,428   $ 14,347     $    7,182
                                                     =========  =========  =========   ===========

   The accompanying notes are an integral part of these financial statements.

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    PREFERRED STOCK      COMMON STOCK                                  ACCUMULATED
                                   -----------------   -----------------   ADDITIONAL                    DEFICIT        TOTAL
                                    NUMBER      PAR     NUMBER      PAR     PAID-IN       DEFERRED        SINCE      SHAREHOLDERS'
                                   OF SHARES   VALUE   OF SHARES   VALUE    CAPITAL     COMPENSATION    INCEPTION       EQUITY
                                   ---------   -----   ---------   -----   ----------   ------------   -----------   ------------
BALANCE, FEBRUARY 13, 1984
  (INCEPTION)....................       --      $--          --    $ --     $     --       $   --       $      --      $     --
Sale of common stock and
  warrants.......................       --       --       6,213     124       65,771           --              --        65,895
Common stock issued in exchange
  for convertible subordinated
  debentures.....................       --       --         438       9        8,094           --              --         8,103
Issuance of common stock to
  consultants and employees for
  services ($.08-$20.00 per
  share).........................       --       --         356       7          271         (134)             --           144
Return of common stock for
  license........................       --       --        (500)    (10 )     (3,840)          --              --        (3,850)
Issuance of restricted common
  stock to employees.............       --       --          90       2          448         (450)             --            --
Exercise of stock options
  ($.40-$20.00 per share)........       --       --         284       5          741           --              --           746
Issuance of stock purchase
  warrants for 91,576 common
  shares ($2.00-$4.80 per
  share).........................       --       --          --      --          200           --              --           200
Issuance of preferred stock in
  exchange for convertible
  subordinated debentures........      791       16          --      --       18,002           --              --        18,018
Repurchase of preferred stock....     (101)      (2)         --      --         (303)          --              --          (305)
Repurchase of common stock.......       --       --         (59)     --         (196)           3              --          (193)
Common stock issued in exchange
  for
  preferred stock................     (392)      (8)        522      10        1,039           --            (855)          186
Amortization of deferred
  compensation...................       --       --          --      --           --          581              --           581
Preferred stock dividends ($2.44
  per share).....................       --       --          --      --           --           --          (3,842)       (3,842)
Net loss.........................       --       --          --      --           --           --         (73,943)      (73,943)
                                      ----      ---      ------    ----     --------        -----       ---------      --------
BALANCE, DECEMBER 31, 1992.......      298        6       7,344     147       90,227           --         (78,640)       11,740
Exercise of stock options
  ($1.50-$5.25 per share)........       --       --          61       1           97           --              --            98
Issuance of common stock to
  consultants for services
  ($8.00-$13.00 per share).......       --       --          30       1          302           --              --           303
Sale of common stock ($5.60-$8.00
  per share).....................       --       --       3,358      67       23,881           --              --        23,948
Exchange of common stock for
  warrants.......................       --       --         750      15         (165)          --              --          (150)
Issuance of compensatory stock
  option ($6.00 per share).......       --       --          --      --          437         (437)             --            --
Amortization of deferred
  compensation...................       --       --          --      --           --          112              --           112
Preferred stock dividends ($2.44
  per share).....................       --       --          --      --           --           --            (739)         (739)
Net loss.........................       --       --          --      --           --           --          (8,536)       (8,536)
                                      ----      ---      ------    ----     --------        -----       ---------      --------
BALANCE, DECEMBER 31, 1993.......      298        6      11,543     231      114,779         (325)        (87,915)       26,776
Sale of common stock ($2.36 per
  share).........................       --       --         269       5          630           --              --           635
Exercise of stock options
  ($1.50-$2.94 per share)........       --       --          35       1           94           --              --            95
Issuance of restricted common
  stock to employees ($6.00-$6.38
  per share).....................       --       --          18      --          111           --              --           111
Amortization of deferred
  compensation...................       --       --          --      --           --           93              --            93
Preferred stock dividends ($2.44
  per share).....................       --       --          --      --           --           --            (725)         (725)
Net loss.........................       --       --          --      --           --           --         (11,144)      (11,144)
                                      ----      ---      ------    ----     --------        -----       ---------      --------
BALANCE, DECEMBER 31, 1994.......      298        6      11,865     237      115,614         (232)        (99,784)       15,841
Sale of common stock and
  warrants.......................       --       --       1,700      34        9,181           --              --         9,215
Exercise of stock options
  ($1.50-$3.75 per share)........       --       --         219       4          419           --              --           423
Issuance of common stock in
  payment of expenses
  ($5.71-$6.25 per share)........       --       --         321       6        1,932           --              --         1,938
Exchange of common stock for
  preferred stock................      (90)      (2)        225       5          703           --            (706)           --
Issuance of compensatory stock
  options ($5.13 per share)......       --       --          --      --           91           --              --            91
Amortization of deferred
  compensation...................       --       --          --      --           --           93              --            93
Preferred stock dividends ($2.44
  per share).....................       --       --          29       1          158           --            (597)         (438)
Net loss.........................       --       --          --      --           --           --         (12,271)      (12,271)
                                      ----      ---      ------    ----     --------        -----       ---------      --------
BALANCE, DECEMBER 31, 1995.......      208      $ 4      14,359    $287     $128,098       $ (139)      $(113,358)     $ 14,892
                                      ====      ===      ======    ====     ========        =====       =========      ========

   The accompanying notes are an integral part of these financial statements.

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

     NeoRx Corporation ("NeoRx" or the "Company"), incorporated in the state of Washington, develops biopharmaceutical products for the detection and treatment of human diseases. The Company is a development stage enterprise. The Company's revenues have consisted principally of license fees from Boehringer Ingelheim International GmbH ("Boehringer Ingelheim"), payments from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), Sterling Winthrop Inc. and from federal government research contracts. The Company has received no revenues from sales of its products. The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel, availability of raw materials, determination of the patentability of the Company's products and processes and approval by the United States Food and Drug Administration (the "FDA") before the Company's products may be sold domestically. Expenses incurred have been primarily for research and development activities and administration, resulting in an accumulated deficit of $113.4 million. Successful future operations depend upon the Company's ability to develop, obtain regulatory approval for and commercialize its products. The Company will require a substantial amount of additional funds to complete the development of most of its products and to fund additional operating losses which the Company expects to incur during the next several years.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Flows. For the purpose of the accompanying Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Capital lease obligations incurred to acquire equipment were $1,381,000 since inception, of which $143,000 and $60,000 occurred in years the 1995 and 1993, respectively.

     Interest paid by the Company was $141,000, $127,000 and $135,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     In June 1995, the Company exchanged 90,000 shares of Convertible Exchangeable Preferred Stock, Series 1, $.02 par value ("Preferred Stock") for 225,000 shares of Common Stock.

     Estimates and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

     Research and Development Revenues and Expenses. Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. License fees earned are recognized as revenue unless subject to a contingency, which results in a deferral of revenue until the contingency is satisfied. Research and development costs are expensed as incurred.

     Inventories. Inventories consist primarily of raw materials priced at the lower of cost (first-in, first-out) or market.

     Facilities and Equipment. Facilities and equipment, including equipment under capital leases, are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of five years for equipment and furniture. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the terms of the leases.

     Net Loss Per Common Share. Net loss per common share is computed after deduction of Preferred Stock dividends and is based upon the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents include shares issuable upon the exercise of outstanding

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

warrants or stock options, but are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

NOTE 3.  SHORT-TERM INVESTMENTS

     Short-term investments consisted of the following (in thousands):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1995       1994
                                                                    ------     -------
        Federal government and agency securities..................  $6,988     $ 6,421
        Corporate debt securities.................................   1,949       8,302
                                                                    ------      ------
                                                                    $8,937     $14,723
                                                                    ======      ======

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Under SFAS 115, debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. As of December 31, 1995, the Company considers all short-term investments as held-to-maturity securities and amortized cost approximates fair value. All securities mature within one year. Realized gains and losses generated from the sale of securities during 1995 that were classified as available-for-sale at December 31, 1994 were not material.

NOTE 4.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                       DECEMBER 31,
                                                                      ---------------
                                                                      1995      1994
                                                                      ----     ------
        Litigation settlement.......................................  $ --     $1,632
        Compensation................................................   450        379
        Preferred stock dividends...................................    42         62
        Interest....................................................     9         10
        Other.......................................................    30         32
                                                                      ----     ------
                                                                      $531     $2,115
                                                                      ====     ======

NOTE 5.  LEASES

     The Company leases certain equipment under capital leases which expire on various dates through 1999. The total amount of equipment under capital leases included in facilities and equipment on the accompanying balance sheets was $294,000 and $195,000 at December 31, 1995 and 1994, respectively, and accumulated amortization applicable to such leases was $122,000 and $115,000 at December 31, 1995 and 1994, respectively.

     The lease for the Company's principal location expires in 2001 and contains one five-year renewal option. Total rent payments under operating leases were $450,000, $418,000 and $405,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Minimum lease payments and the present value of capital lease obligations as of December 31, 1995 were as follows (in thousands):

                                                                    OPERATING     CAPITAL
                                                                     LEASES       LEASES
                                                                    ---------     -------
        1996......................................................   $   501       $  59
        1997......................................................       501          48
        1998......................................................       501          44
        1999......................................................       501           5
        2000......................................................       476          --
        Thereafter................................................       167          --
                                                                      ------        ----
        Total minimum lease payments..............................   $ 2,647         156
                                                                      ======
        Less: amount representing interes(5%-12% annual interest
          rate)...................................................                   (17)
                                                                                    ----
        Present value of capital lease obligations................                   139
        Less: current portion of capital leases...................                   (51)
                                                                                    ----
        Obligations under capital leases, non-current.............                 $  88
                                                                                    ====

NOTE 6.  REVENUES

     In October 1994, the Company entered into a marketing agreement with DuPont Merck, under which DuPont Merck received exclusive North American rights to market NeoRx's Verluma lung cancer imaging product that incorporates the NR-LU-10 antibody and received 269,000 shares of unregistered NeoRx Common Stock. In exchange, NeoRx received $2,000,000 upon signing the agreement and will receive $4,500,000 upon FDA approval to market Verluma in the United States. In addition, the Company will receive royalties on sales of the product. The excess of $2,000,000 over the fair value of the shares issued was recorded as revenue.

     In September 1993, NeoRx received a $3,639,000 milestone payment from Boehringer Ingelheim and issued to Boehringer Ingelheim 234,000 shares of NeoRx Common Stock. The excess of the amount received over the value of the shares issued was recorded as revenue.

NOTE 7.  CONVERTIBLE SUBORDINATED DEBENTURES

     The Company has outstanding $1,195,000 principal amount of Convertible Subordinated Debentures, 9 3/4% (the "debentures") that will be retired June 1, 2000. The debentures are convertible at the option of the holder into the Company's Common Stock at a conversion price of $25.80 per share, subject to adjustment under certain conditions. Interest is payable June 1 and December 1. The debentures are redeemable, in whole or in part, at any time, at the option of the Company at 103.9% of par, reducing to par by 1999, together with accrued interest. The debentures are subordinated in right of payment to any outstanding senior indebtedness of the Company, as defined in the indenture.

NOTE 8.  CONTINGENCIES

     Litigation. On March 27, 1995, the Company was named as an additional codefendant in an amended complaint filed in the United States District Court for the Southern District of New York in a class action suit against David Blech, D. Blech & Co. and a number of other defendants, including 11 publicly traded biotechnology companies. The complaint seeks damages for alleged unlawful manipulation of the stock

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

market prices of the named biotechnology companies. The Company believes that the claims against it have no factual or legal basis and are without merit. The Company intends to defend this suit vigorously.

     In February 1995, the Company settled a lawsuit filed against it and certain members of the Board of Directors and officers in May 1994 on behalf of a class of purchasers of NeoRx Common Stock. Under the terms of the settlement, NeoRx issued to the class 257,000 shares of NeoRx Common Stock, valued at $1,500,000, and collected insurance proceeds of $925,000.

     Product Liability. The testing, manufacturing, marketing and sale of human healthcare products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company has product liability insurance coverage of $10,000,000 for aggregate claims which may arise from the use of its products.

NOTE 9.  SHAREHOLDERS' EQUITY

     Common Stock Transactions. In October 1995, the Company registered 650,000 shares of Common Stock to be sold from time to time. As of December 31, 1995, the Company had issued 186,000 shares and received net proceeds of $1,155,000. In April and September 1995, the Company sold 1,557,000 shares of unregistered Common Stock and 1,635,000 three-year warrants to purchase 409,000 shares of Common Stock, exercisable at a price of $5.31 per share. Net proceeds amounted to $8,309,000. In October 1994, the Company issued to DuPont Merck 269,000 shares of NeoRx Common Stock in connection with a license agreement. In December 1993, the Company sold to the public 2,000,000 shares of its Common Stock and received net proceeds of $14,565,000. In September 1993, NeoRx received a $3,639,000 milestone payment from Boehringer Ingelheim and issued to Boehringer Ingelheim 234,000 shares of Common Stock. In June 1993, the Company sold privately 1,125,000 shares of its Common Stock and received net proceeds of $8,093,000.

     In June 1995, the Company exchanged 90,000 shares of Preferred Stock for 225,000 shares of Common Stock. Also at that time, preferred stock dividends valued at $159,000 were paid by issuing 29,000 shares of Common Stock.

     Preferred Stock. Holders of Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors, payable on June 1 and December 1. Dividends are cumulative. Each share of Preferred Stock is convertible into approximately 1.14 shares of Common Stock, subject to adjustment in certain events. The holders of Preferred Stock have no voting rights, except in limited circumstances. The Preferred Stock is redeemable at the option of the Company at $25.98 per share, decreasing to $25.00 per share by 1999.

     The Board of Directors may, without further action by the shareholders of the Company, issue preferred stock in one or more series and fix the rights and preferences thereof, including dividend rights, dividend rates, conversion rates, voting rights, terms of redemption, redemption price or prices, liquidation preferences and the number of shares constituting any series or the designations of such series.

     Stock Options. The Company's 1994 Stock Option Plan (the "1994 Plan") authorizes the Board of Directors or an Option Committee appointed by the Board of Directors to grant options to purchase a maximum of 2,500,000 shares of Common Stock. The 1994 Plan replaced the 1984 Stock Option Plan that expired November 1, 1994. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant. In general, one half of the option grants becomes exercisable in increments at a rate of 25% per year over a four-year period from the grant date, and the remaining one half becomes exercisable nine years from the grant date unless accelerated by the Option Committee. The exercise price of options granted under the 1994 Plan is

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

equal to the fair market value of the Common Stock at the date of grant. As of December 31, 1995, there were 733,000 shares of Common Stock available for issuance under the 1994 Plan.

     The Company's 1991 Stock Option Plan for Non-Employee Directors, as amended at its 1994 Annual Meeting of Shareholders, authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. There were 159,000 shares of Common Stock available for issuance under this plan as of December 31, 1995.

     In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after December 15, 1995, was issued. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, as allowed by SFAS 123. In 1996, the Company will adopt the disclosure requirements of SFAS 123.

     Information relating to activity under the Company's stock option plans is as follows:

                                                                                   OPTION
                                                                                 PRICE RANGE
                                                             SHARES SUBJECT     -------------
                                                               TO OPTION
                                                             --------------
                                                             (IN THOUSANDS)
    Balance, December 31, 1992.............................         637         $1.50-$21.76
      Granted..............................................         478          8.00- 12.24
      Exercised............................................         (61)         1.50-  5.25
      Canceled.............................................         (51)         5.25- 19.00
                                                                  -----         ------------
    Balance, December 31, 1993.............................       1,003          1.50- 21.76
      Granted..............................................       2,657          2.94-  9.25
      Exercised............................................         (35)         1.50-  2.94
      Canceled.............................................        (640)         1.50- 21.76
                                                                  -----         ------------
    Balance, December 31, 1994.............................       2,985          1.50- 21.76
      Granted..............................................         174          5.13-  6.25
      Exercised............................................        (219)         1.50-  3.75
      Canceled.............................................         (29)         1.50-  9.50
                                                                  -----         ------------
    Balance, December 31, 1995.............................       2,911         $1.50-$21.76
                                                                  =====         ============

     Options to purchase 1,084,000 shares of Common Stock were exercisable at December 31, 1995.

     Warrants. In connection with financing transactions in April and September 1995, the Company issued 1,635,000 three-year warrants to purchase 409,000 shares of Common Stock, exercisable at a price of $5.31 per share. The warrants expire in April 1998.

     In September 1992, the Company issued Common Stock purchase warrants to Boehringer Ingelheim to acquire 250,000 shares of the Company's Common Stock at a per share exercise price of $15.84 and to acquire 375,000 shares of the Company's Common Stock at a per share exercise price of $21.12. The warrants expire in September 1997.

                               NEORX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10.  FEDERAL INCOME TAXES

     Federal income taxes are determined using an asset and liability approach.

     The components of the deferred tax asset were as follows (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Net operating loss carryforwards.......................  $ 16,700     $ 13,300
        Research and development credits.......................       600          300
        Amortization and depreciation..........................       600          700
        Other..................................................       600          500
                                                                 --------     --------
        Deferred tax asset.....................................    18,500       14,800
        Deferred tax asset valuation allowance.................   (18,500)     (14,800)
                                                                 --------     --------
        Net deferred taxes.....................................  $     --     $     --
                                                                 ========     ========

     The Company has established a valuation allowance equal to the amount of the deferred tax asset because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax asset. Accordingly, no tax benefits have been recorded in the accompanying Statements of Operations.

     The Company's net operating loss carryforwards expire during the periods 1999 to 2010. During 1994, the Company experienced sufficient changes in ownership such that the amount of net operating loss carryforwards and research and development carryforwards available to be used in any given year will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This limitation will result in the expiration of approximately $43,000,000 of the Company's net operating loss carryforwards and $2,400,000 of the research and development credit carryforwards. Accordingly, the deferred tax asset and related valuation allowance related to these carryforwards were reduced in 1994 by approximately $17,000,000.

NOTE 11.  SUBSEQUENT EVENTS

     In January 1996, the Company issued 370,000 shares of Common Stock and 47,000 shares of Series 2 Convertible Preferred Stock, $.02 par value per share, in a private transaction and received net proceeds of $6,700,000. In October 1995, the Company registered 650,000 shares of Common Stock to be sold from time to time, and subsequent to December 31, 1995, 428,000 shares were issued for net proceeds of $3,512,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference to pages 15 and 16 of this Form 10-K.

     (c) Compliance With Section 16(a) of the Exchange Act. The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation," "Stock Options," "Option Exercises in Fiscal 1995 and Year-End Value Table," "Report of the Compensation Committee on Executive Compensation," "Stock Price Performance Graph," "Compensation of Directors" and "Employment Agreements, Termination of Employment and Change of Control Agreements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1996, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements -- See Index to Financial Statements.

     (a) (2) Financial Statement Schedules -- Not applicable.

     (a) (3) Exhibits -- See Exhibit Index filed herewith.

     (b)     Reports on Form 8-K -- Not applicable.

     (c)     Exhibits -- See Exhibit Index filed herewith.

                                 EXHIBIT INDEX

                                                                                     PAGE NUMBER
                                                                                   OR INCORPORATION
EXHIBIT                                  DESCRIPTION                               BY REFERENCE TO
-------     ---------------------------------------------------------------------  ----------------
 3.1(a)     Restated Articles of Incorporation...................................       *
 3.1(b)     Amendment to Restated Articles of Incorporation filed with the
            Washington Secretary of State on March 15, 1990......................      ***
 3.1(c)     Articles of Amendment, dated November 6, 1991, to Articles of
            Incorporation........................................................     ****
 3.1(d)     Articles of Amendment of NeoRx Corporation dated January 25, 1996....      37
 3.2        Bylaws, as amended, of the registrant................................      ***
 4.1        Form of Indenture, dated as of June 1, 1989, between NeoRx
            Corporation and First Interstate Bank of Washington, N.A., as
            trustee..............................................................      **
 4.2        Statement of Rights and Preferences relating to Convertible
            Exchangeable Preferred Stock Series 1, par value $0.02 per share.....      ***
 4.3        Specimen Warrant Certificate.........................................      +++
 4.4        Form of Purchase Agreements dated as of April 18, 1995 between NeoRx
            Corporation and the Purchasers.......................................      +++
 4.5        Form of Purchase Agreements dated as of January 30, 1996 between
            NeoRx Corporation and the Purchasers.................................     ++++
10.1        1994 Stock Option Plan...............................................      ++
10.2        Option and Development Agreement, dated September 5, 1985, between
            NeoRx Corporation and Merck Frosst Canada, Inc.......................       *
10.3        Amendment, dated May 4, 1989, to Option and Development Agreement
            between NeoRx Corporation and Merck Frosst Canada, Inc...............      **
10.4        Lease Agreement for 410 West Harrison facility, dated February 15,
            1996, between NeoRx Corporation and Diamond Parking, Inc.............      42
10.5        1991 Stock Option Plan for Non-Employee Directors, as amended........      ++
10.6        1991 Restricted Stock Option Plan....................................     *****
10.7        Stock and Warrant Purchase Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
            GmbH.................................................................     *****
10.8        Amendment to Stock and Warrant Purchase Agreement, dated as of
            September 17, 1992, between NeoRx Corporation and Boehringer
            Ingelheim International GmbH.........................................       +
10.9        Second Amendment to Stock and Warrant Purchase Agreement, dated as of
            September 29, 1993, between NeoRx Corporation and Boehringer
            Ingelheim International GmbH.........................................       +
10.10       Development and License Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
            GmbH.................................................................     *****
10.11       First Amendment to Development and License Agreement, dated September
            22, 1994, between NeoRx Corporation and Boehringer Ingelheim
            International GmbH...................................................      ++
10.12       Second Amendment to Development and License Agreement, dated October
            31, 1994, between NeoRx Corporation and Boehringer Ingelheim
            International GmbH...................................................      ++
10.13       Technology License Agreement, dated as of September 11, 1992, between
            NeoRx Corporation and Boehringer Ingelheim International GmbH........     *****
10.14       License Agreement, dated as of September 18, 1992, between NeoRx
            Corporation and Sterling Winthrop Inc................................     *****
10.15       Collaboration and License Option Agreement, dated August 10, 1992,
            between NeoRx Corporation and Organon International B.V..............     *****
10.16       Contract for Support of Research Project, effective as of July 1,
            1992, between NeoRx Corporation and the Curators of the University of
            Missouri.............................................................     *****
10.17       Amendment No. 1 to Contract for Support of Research Project,
            effective as of July 1, 1993, between NeoRx Corporation and the
            Curators of the University of Missouri...............................       +

                                                                                     PAGE NUMBER
                                                                                   OR INCORPORATION
EXHIBIT                                  DESCRIPTION                               BY REFERENCE TO
-------     ---------------------------------------------------------------------  ----------------
10.18       Agreement, dated as of December 15, 1995.............................    +++++
10.19       License Option Agreement, dated June 1, 1991, between NeoRx
            Corporation and the UAB Research Foundation..........................       +
10.20       Research Agreement (With Option to License), dated February 8, 1993,
            between NeoRx Corporation and Southern Research Institute............       +
10.21       Consulting Agreement, effective March 15, 1993, between NeoRx
            Corporation and Oxford Molecular Inc.................................       +
10.22       Agreement, dated as of August 1, 1993, between NeoRx Corporation and
            Avalon Medical Partners..............................................       +
10.23       Registration Rights Agreement, dated September 1993, between NeoRx
            Corporation and Avalon Medical Partners..............................       +
10.24       Consulting Agreement, dated as of July 7, 1993, between NeoRx
            Corporation and Dr. Fred Craves......................................       +
10.25       Amendment to consulting agreement, dated May 9,1995 between NeoRx
            Corporation and Dr. Fred Craves......................................      61
10.26       Engagement letter, dated as of June 22, 1993, between NeoRx
            Corporation and the Placement Agents.................................    ******
10.27       Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
            and the Purchasers or representatives thereof........................    ******
10.28       Stock Purchase Agreement, dated as of October 5, 1994, between NeoRx
            Corporation and The DuPont Merck Pharmaceutical Company..............      ++
10.29       License Agreement, dated as of October 5, 1994, between NeoRx
            Corporation and The DuPont Merck Pharmaceutical Company..............      ++
10.30       Supply Agreement, dated November 10, 1994, between Cordis Corporation
            and NeoRx Corporation................................................      ++
10.31       License Agreement, effective as of October 12, 1994, between Indiana
            University Foundation and NeoRx Corporation, as amended..............      ++
10.32       Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University, as
            amended..............................................................      ++
10.32(a)    Amendment No. 3, dated November 15, 1995, to Contract between NeoRx
            Corporation and the Board of Trustees of the Leland Stanford Junior
            University...........................................................    +++++
10.33       Research Collaboration Agreement, dated September 1, 1995, between
            NeoRx Corporation and biosys, Inc....................................    +++++
10.34       Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund, Ltd.
            and SBSF Biotechnology Partners......................................     ++++
23.1        Consent of Arthur Andersen LLP.......................................      62

---------------

*       Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration
        No. 33-20694) effective August 11, 1988 and incorporated herein by reference.
**      Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration
        No. 33-28545) effective May 31, 1989 and incorporated herein by reference.
***     Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration
        No. 33-33153) effective March 27, 1990 and incorporated herein by reference.
****    Filed as an exhibit to the Company's Form 10-K for the fiscal year ended September
        30, 1990 and incorporated herein by reference.
*****   Filed as an exhibit to the Company's Form 10-K for the fiscal year ended September
        30, 1991 and incorporated herein by reference.

******  Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
        No. 33-64992) effective August 25, 1993 and incorporated herein by reference.
+       Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration
        No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
++      Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31,
        1994 and incorporated herein by reference.
+++     Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
        No. 33-60029) effective August 8, 1994 and incorporated herein by reference.
++++    Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
        No. 333-00785) effective February 7, 1996 and incorporated herein by reference.
+++++   Confidential treatment requested

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEORX CORPORATION
                                          (Registrant)

                                          By     /s/  ROBERT M. LITTAUER

                                            ------------------------------------
                                                     Robert M. Littauer
                                                Senior Vice President, Chief
                                              Financial Officer and Treasurer

                                                    Date: March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             /s/  PAUL G. ABRAMS               President, Chief Executive       March 27, 1996
---------------------------------------------  Officer and Director (Principal
               Paul G. Abrams                  executive officer)
           /s/  ROBERT M. LITTAUER             Senior Vice President, Chief     March 27, 1996
---------------------------------------------  Financial Officer and Treasurer
             Robert M. Littauer                (Principal financial and
                                               accounting officer)
             /s/  FRED B. CRAVES               Chairman of the Board of         March 27, 1996
---------------------------------------------  Directors
               Fred B. Craves
            /s/  JAMES G. ANDRESS              Director                         March 27, 1996
---------------------------------------------
              James G. Andress
             /s/  JACK L. BOWMAN               Director                         March 27, 1996
---------------------------------------------
               Jack L. Bowman
          /s/  LAWRENCE H.N. KINET             Director                         March 27, 1996
---------------------------------------------
             Lawrence H.N. Kinet
           /s/  CARL-HEINZ POMMER              Director                         March 27, 1996
---------------------------------------------
              Carl-Heinz Pommer