Form 10-Q
period 1996-03-31
NEORX CORP
filed 1996-05-13
CIK 755806

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
     Period ended March 31, 1996 or

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

As of May 1, 1996 there were outstanding 15.3 million shares of the Company's Common Stock, $.02 par value.

                        TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements:
                    Balance Sheets                                     3
                    Statements of Operations                           4
                    Statements of Cash Flows                           5
                    Notes to Financial Statements                      6

Item 2.             Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                                8

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                  9

Item 6.             Exhibits and Reports on Form 8-K                  10



                              NEORX CORPORATION
                        (a development stage company)

BALANCE SHEETS
(in thousands)

                                                      March 31,    December 31,
                                                        1996           1995
                                                     -----------   ------------
                                                     (unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  3,240       $  7,182
  Short-term investments                                19,733          8,937
  Inventories                                              560            538
  Prepaids and other                                     1,033            931
                                                       -------        -------
    Total current assets                                24,566         17,588
                                                       -------        -------
FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                                3,553          3,498
  Leasehold improvements                                 3,216          3,233
                                                       -------        -------
                                                         6,769          6,731
  Less: accumulated depreciation and amortization       (6,012)        (5,914)
                                                       -------        -------
    Facilities and equipment, net                          757            817
                                                       -------        -------
OTHER ASSETS                                               113            113
                                                       -------        -------
                                                      $ 25,436       $ 18,518
                                                       =======        =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $    780       $  1,511
  Accrued liabilities                                      763            531
  Deferred revenue                                         250            250
  Current portion of capital leases                         51             51
                                                       -------        -------
    Total current liabilities                            1,844          2,343
                                                       -------        -------
NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4 %           1,195          1,195
  Capital leases, less current portion                      77             88
                                                       -------        -------
    Total non-current liabilities                        1,272          1,283
                                                       -------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1,
        208,000 shares issued and outstanding                4              4
      Convertible preferred stock, Series 2,
        47,000 shares issued and outstanding                 1              -
  Common stock, $.02 par value,
    60,000,000 shares authorized,
    15,350,000 and 14,359,000 shares
    issued and outstanding, respectively                   307            287
  Additional paid-in capital                           139,058        128,098
  Deferred compensation                                      -           (139)
  Accumulated deficit since inception                 (117,050)      (113,358)
                                                       -------        -------
    Total shareholders' equity                          22,320         14,892
                                                       -------        -------
                                                      $ 25,436       $ 18,518
                                                       =======        =======

                     See notes to financial statements.

                             NEORX CORPORATION
                       (a development stage company)


STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                         Three months ended   February 13, 1984
                                              March 31,         (inception) to
                                        --------------------       March 31,
                                         1996          1995          1996
                                        ------        ------        ------
REVENUES:

 Contract revenues and fees             $    21      $    57      $  37,661
                                         ------       ------       --------
OPERATING EXPENSES:

  Research and development                2,416        2,199         94,447

  General and administrative              1,366        1,122         56,017
                                         ------       ------       --------
    Total operating expenses              3,782        3,321        150,464
                                         ------       ------       --------

Loss from operations                     (3,761)      (3,264)      (112,803)

OTHER INCOME (EXPENSE):

  Investment and interest income, net       297          212         11,153

  Interest expense                          (37)         (34)        (5,532)

  Litigation expense, net                     -            -           (985)

  Other                                       -            -         (1,228)
                                         ------       ------       --------
Net loss                                $(3,501)     $(3,086)     $(109,395)
                                         ======       ======       ========
Preferred stock dividends                  (191)        (182)        (6,094)
                                         ======       ======       ========
Net loss applicable to common shares    $(3,692)     $(3,268)     $(115,489)
                                         ======       ======       ========
Net loss per common share               $  (.25)     $  (.28)     $  (20.90)
                                         ======       ======       ========
Weighted average common
   shares outstanding                    14,996       11,873          5,525
                                         ======       ======       ========







                    See notes to financial statements.

                             NEORX CORPORATION
                       (a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                          Three months ended    February 13, 1984
                                              March   31,        (inception) to
                                         --------------------       March 31,
                                          1996          1995          1996
                                         ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                 $ (3,501)     $(3,086)     $(109,395)
                                          -------       ------       --------
Adjustments to reconcile net
  loss to net cash (used in)
  operating activities:
    Depreciation and amortization              98          105          9,551
    (Increase) decrease in inventories        (22)          27           (560)
    (Increase) in prepaids and
      other assets                           (156)        (220)          (755)
    (Decrease) increase in accounts
      payable and accrued liabilities        (315)         116          1,310
    Increase in deferred  revenue               -            -            250
    Compensation expense on stock
      awards and options                      139           23          1,263
    Return of common stock for license          -            -         (3,850)
    Debt conversion expense                     -            -          1,228
    Common stock issued for services          241           80          2,658
                                          -------       ------       --------
         Total adjustments                    (15)         131         11,095
                                          -------       ------       --------
Net cash (used in) operating
  activities                               (3,516)      (2,955)       (98,300)
                                          -------       ------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchases of) proceeds from short-
  term investments, net                   (10,796)       1,101        (19,733)
Facilities and equipment purchases            (38)         (41)        (8,958)
Other                                          54            -           (102)
                                          -------       ------       --------
Net cash provided by (used in)
  investing activities                    (10,780)       1,060        (28,793)
                                          -------       ------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock
  and warrants                              5,771            -        105,957
Proceeds from sale of convertible
  debentures                                    -            -         26,606
Proceeds from sale of preferred stock       4,425            -          4,425
Proceeds from capital lease obligations         -            -          2,322
Repayments of capital lease obligations       (11)          (5)        (3,575)
Proceeds from stock options exercised         169           35          1,542
Preferred stock issuance costs                  -            -           (792)
Preferred stock dividends                       -            -         (5,515)
Repurchase of preferred stock                   -            -           (305)
Repurchase of common stock                      -            -           (332)
                                          -------       ------       --------
Net cash provided by financing
  activities                               10,354           30        130,333
                                          -------       ------       --------
Net increase (decrease) in cash
  and cash equivalents                     (3,942)      (1,865)         3,240
Cash and cash equivalents:
Beginning of period                         7,182        2,428              -
                                          -------       ------       --------
End of period                            $  3,240      $   563      $   3,240
                                          =======       ======       ========

                    See notes to financial statements.

                             NEORX CORPORATION
                       (a development stage company)


NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1995.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 and for the period from inception to March 31, 1996.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the expected operating results for the full year.

                             NEORX CORPORATION
                       (a development stage company)


NOTES TO FINANCIAL STATEMENTS (continued)

2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1995 to March 31, 1996 were as follows (in thousands):

              Balance December 31, 1995               $ 14,892
              Preferred stock issued                     4,425
              Common stock issued                        6,556
              Preferred stock dividends                   (191)
              Net loss                                  (3,501)
              Amortization of deferred compensation        139
                                                        ------
              Balance March 31, 1996                  $ 22,320
                                                        ======

3. In January 1996, the Company issued 370,000 shares of Common Stock and 47,000 shares of Series 2 Convertible Preferred Stock, $.02 par value
(the "Series 2 Stock"), in a private transaction and received net proceeds of $6,640,000.

Holders of the Series 2 Stock are entitled to receive cumulative dividends at the rate of 8% per annum of the $100 per share stated value of the Series 2 Stock. The dividend is payable, in cash or Common Stock at the Company's option, at the time that the Series 2 Stock is redeemed or converted into Common Stock. The Series 2 Stock is redeemable at the option of the Company at $120.50 per share. Each share of the Series 2
Stock is convertible at the option of the holder or the Company into the number of shares of Common Stock determined by dividing $120.50 by the average stock market closing bid price of the Common Stock for the five trading days ending one day prior to the day of conversion, but not less than $4.41 nor more than $8.36 per share. The holders of the Series 2 Stock have no voting rights, except in limited circumstances. The Series 2 Stock ranks junior to the Company's Convertible Exchangeable Preferred Stock, Series 1, as to dividends, distributions and payments in liquidation.

In October 1995, the Company registered 650,000 shares of Common Stock to be sold from time to time. During the quarter ended March 31, 1996, 464,000 shares were issued for net proceeds of $3,797,000.

                             NEORX CORPORATION
                       (a development stage company)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Quarter ended March 31, 1996 compared to quarter ended March 31, 1995.
- ----------------------------------------------------------------------

Revenues for the three months ended March 31, 1996 decreased to $21,000 from $57,000 recorded for the three months ended March 31, 1995.

Total operating expenses for the quarter ended March 31, 1996 increased 14% to $3,782,000 from $3,321,000 recorded in the quarter ended March 31, 1995. Research and development expenses for the quarter ended March 31, 1996 increased 10% to $2,416,000 from $2,199,000, primarily due to antibody humanization and increased clinical trial activities. General and administrative expenses for the quarter ended March 31, 1996 increased 22% to $1,366,000 from $1,122,000 for the quarter ended March 31,1995, principally due to patent filing costs and a noncash charge resulting from accelerated vesting of a stock option.

Interest income increased to $297,000 from $212,000 and interest expense was $37,000 and $34,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in interest income was primarily due to higher cash balances.

Liquidity and capital resources.
- --------------------------------
During the quarter ended March 31, 1996, the Company raised $10,437,000 from the sale of 834,000 shares of Common Stock and 47,000 shares of Series 2 Stock.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through late 1997. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical

                             NEORX CORPORATION
                       (a development stage company)


Item 2. (continued)

clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

                                                Sequentially
         Exhibit                                   Numbered
         Number              Exhibit                 Page
         -------             -------             ------------
           10                Indemnification
                             Agreement                11

      (b) Reports on Form 8-K:
          No report on Form 8-K has been filed during the quarter ended March 31, 1996.

                             NEORX CORPORATION
                       (a development stage company)



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NeoRx Corporation
                                (Registrant)

Date: May 10, 1996              By: \s\ Robert M. Littauer
                                    ----------------------
                                    Robert M. Littauer
                                    Authorized Officer and
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Treasurer

                            NEORX CORPORATION
                        Indemnification Agreement

This INDEMNIFICATION AGREEMENT (this "Agreement") dated as of March 11, 1996 is made between NEORX CORPORATION, a Washington corporation (the "Company"), and ____________________ ("Indemnitee").

                               Recitals
                               --------
A.	Indemnitee is an Officer and/or Director of the Company and in such capacity is performing valuable services for the Company.

B.	The Company and Indemnitee recognize the difficulty in obtaining directors'
and officers' liability insurance, the significant cost of such insurance and the general reduction in the coverage of such insurance.

C.	The Company and Indemnitee further recognize the substantial increase in litigation subjecting officers and directors to expensive litigation risks at the same time that such liability insurance has been severely limited.

D.	The shareholders of the Company have adopted bylaws (the "Bylaws") providing for indemnification of the officers, directors, agents and employees of the
Company to the full extent permitted by the Business Corporation Act of
Washington (the "Statute").

E.	The Bylaws and the Statute specifically provide that they are not exclusive, and thereby contemplate that contracts may be entered into between the Company and the members of its Board of Directors and its officers with respect to indemnification of such directors and officers.

F.	In order to induce Indemnitee to continue to serve as an officer and/or director, as the case may be, of the Company, the Company has agreed to enter into this Agreement with Indemnitee.

                              Agreement
                              ---------
In consideration of the recitals above, the mutual covenants and agreements herein contained, and Indemnitee's continued service as an officer and/or director, as the case may be, of the Company after the date hereof, the parties to this Agreement agree as follows:

1. 	INDEMNITY OF INDEMNITEE

1.1.		Scope:

The Company agrees to hold harmless and indemnify Indemnitee to the full extent permitted by law, notwithstanding that such indemnification is not specifically authorized by this Agreement, the Company's Articles of Incorporation, the Bylaws, the Statute or otherwise. In the event of any change, after the date of this Agreement, in any applicable law, statute or rule regarding the right of a Washington corporation to indemnify a member of its board of directors or an officer, such changes, to the extent that they would expand Indemnitee's rights hereunder, shall be within the purview of Indemnitee's rights and the Company's obligations hereunder, and, to the extent that they would narrow Indemnitee's rights hereunder, shall be excluded from this Agreement; provided, however, that any change that is required by applicable laws, statutes or rules to be applied to this Agreement shall be so applied regardless of whether the effect of such change is to narrow Indemnitee's rights hereunder.

1.2.		Nonexclusivity:

The indemnification provided by this Agreement shall not be deemed exclusive of any rights to which Indemnitee may be entitled under the Company's Articles of Incorporation, the Bylaws, any agreement, any vote of shareholders or disinterested directors, the Statute, or otherwise, whether as to action in Indemnitee's official capacity or otherwise.

1.3.	Additional Indemnity:

If Indemnitee was or is made a party, or is threatened to be made a party, to or is otherwise involved (including, without limitation, as a witness) in any Proceeding (as defined below), the Company shall hold harmless and indemnify Indemnitee from and against any and all losses, claims, damages, liabilities or expenses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties, amounts paid in settlement and other expenses incurred in connection with such Proceeding) (collectively, "Damages").

1.4.	Definition of Proceeding:

For purposes of this Agreement, "Proceeding" shall mean any actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal, in which Indemnitee is, was or becomes involved by reason of the fact that Indemnitee is or was a director, officer, employee or agent of the Company or that, being or having been such a director, officer, employee or agent, Indemnitee is or was serving at the request of the Company as a director, officer, employee, trustee or agent of another corporation or of a partnership, joint venture, trust or other enterprise (collectively a "Related Company"), including service with respect to an employee benefit plan, whether the basis of such proceeding is alleged action (or inaction) by Indemnitee in an official capacity as a director, officer, employee, trustee or agent or in any other capacity while serving as a director, officer, employee, trustee or agent; provided, however, that, except with respect to an action to enforce the provisions of this Agreement, "Proceeding" shall not include any action, suit, claim or proceeding instituted by or at the direction of Indemnitee unless such action, suit, claim or proceeding is or was authorized by the Company's Board of Directors.

1.5.	Determination of Entitlement:

In the event that a determination of Indemnitee's entitlement to indemni-fication is required pursuant to Section 23B.08.550 of the Statute or any successor thereto or pursuant to other applicable law, the appropriate decision-maker shall make such determination; provided, however, that Indemnitee shall initially be presumed in all cases to be entitled to indemnification, that Indemnitee may establish a conclusive presumption of any fact necessary to such a determination by delivering to the Company a declaration made under penalty of perjury that such fact is true and that, unless the Company shall deliver to Indemnitee written notice of a determi-nation that Indemnitee is not entitled to indemnification within twenty (20) days of the Company's receipt of Indemnitee's initial written request for indemnification, such determination shall conclusively be deemed to have been made in favor of the Company's provision of indemnification and Company hereby agrees not to assert otherwise.

1.6.	Survival:

The indemnification provided under this Agreement shall apply to any and all Proceedings, notwithstanding that Indemnitee has ceased to be a director, officer, employee, trustee or agent of the Company or a Related Company.

2. 	EXPENSE ADVANCES

2.1.	Generally:

The right to indemnification of Damages conferred by Section 1 shall include the right to have the Company pay Indemnitee's expenses in any Proceeding promptly as such expenses are incurred and in advance of such Proceeding's final disposition (such right is referred to hereinafter as an "Expense Advance").

2.2.	Conditions to Expense Advance:

The Company's obligation to provide an Expense Advance is subject to the following conditions:

2.2.1.	Undertaking:

If the Proceeding arose in connection with Indemnitee's service as a director or an officer of the Company (and not in any other capacity in which Indemnitee rendered service, including service to any Related Company), then Indemnitee or his or her representative shall have executed and delivered to the Company an undertaking, which need not be secured and shall be accepted without reference to Indemnitee's financial ability to make repayment, by or on behalf of Indemnitee to repay all Expense Advances if and to the extent that it shall ultimately be determined by a final, unappealable decision rendered by a court having jurisdiction over the parties and the question that Indemnitee is not entitled to be indemnified for such Expense Advance under this Agreement or otherwise.

2.2.2.	Cooperation:

Indemnitee shall give the Company such information and cooperation as it may reasonably request and as shall be within Indemnitee's power.

2.2.3.	Affirmation:

Indemnitee shall furnish, upon request by the Company and if required under applicable law, a written affirmation of Indemnitee's good faith belief that any applicable standards of conduct have been met by Indemnitee.

3. 	PROCEDURES FOR ENFORCEMENT

3.1.	Enforcement:

In the event that a claim for indemnity, an Expense Advance or otherwise is made hereunder and is not paid in full within sixty days (twenty days for an Expense Advance) after written notice of such claim is delivered to the Company, Indemnitee may, but need not, at any time thereafter bring suit against the Company to recover the unpaid amount of the claim (an "Enforcement Action").

3.2.	Presumptions in Enforcement Action:

In any Enforcement Action the following presumptions (and limitation on presumptions) shall apply:

(a)	The Company shall conclusively be presumed to have entered into this
Agreement and assumed the obligations imposed on it hereunder in order to induce Indemnitee to continue as an officer and/or director, as the case may be, of the Company;

(b)	Neither (i) the failure of the Company (including the Company's Board of
Directors, independent or special legal counsel or the Company's shareholders) to have made a determination prior to the commencement of the Enforcement
Action that indemnification of Indemnitee is proper in the circumstances nor
(ii) an actual determination by the Company, its Board of Directors, indepen-dent or special legal counsel or shareholders that Indemnitee is not entitled to indemnification shall be a defense to the Enforcement Action or create a presumption that Indemnitee is not entitled to indemnification hereunder; and

(c)	If Indemnitee is or was serving as a director, officer, employee, trustee or agent of a corporation of which a majority of the shares entitled to vote in the election of its directors is held by the Company or in an executive or management capacity in a partnership, joint venture, trust or other enterprise of which the Company or a wholly owned subsidiary of the Company is a general partner or has a majority ownership, then such corporation, partnership, joint venture, trust or enterprise shall conclusively be deemed a Related Company and Indemnitee shall conclusively be deemed to be serving such Related
Company at the request of the Company.

3.3.	Attorneys' Fees and Expenses for Enforcement Action:

In the event Indemnitee is required to bring an Enforcement Action, the Company shall indemnify and hold harmless Indemnitee against all of Indemnitee's fees and expenses in bringing and pursuing the Enforcement Action (including attorneys' fees at any stage, including on appeal); provided, however, that the Company shall not be required to provide such indemnity for such attorneys' fees or expenses if a court of competent jurisdiction determines that each of the material assertions made by Indemnitee in such Enforcement Action was not made in good faith or was frivolous.

4. 	LIMITATIONS ON INDEMNITY; MUTUAL ACKNOWLEDGEMENT

4.1.	Limitation on Indemnity:

No indemnity pursuant to this Agreement shall be provided by the Company:

(a)	On account of any suit in which a final, unappealable judgment is rendered against Indemnitee for an accounting of profits made from the purchase or sale by Indemnitee of securities of the Company in violation of the provisions of
Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto;

(b)	For Damages that have been paid directly to Indemnitee by an insurance carrier under a policy of officers' and directors' liability insurance maintained by the Company;

(c)	On account of Indemnitee's conduct which is finally adjudged to have been intentional misconduct, a knowing violation of law or a violation of the unlawful distribution provisions of RCW 23B.08.310, or for a transaction from which Indemnittee personally received a benefit in money, property or services to which Indemnittee was not legally entitled; or

(d)	If a final decision by a court having jurisdiction in the matter shall determine that such indemnification is not lawful.

4.2.	Mutual Acknowledgement:

The Company and Indemnitee acknowledge that, in certain instances, federal law or public policy may override applicable state law and prohibit the Company from indemnifying Indemnitee under this Agreement or otherwise.
For example, the Company and Indemnitee acknowledge that the Securities and Exchange Commission (the "SEC") has taken the position that indemnification is not permissible for liabilities arising under certain federal securities laws, and federal legislation prohibits indemnification for certain ERISA violations. Furthermore, Indemnitee understands and acknowledges that the Company has undertaken or may be required in the future to undertake with the SEC to submit the question of indemnification to a court in certain circumstances for a determination of the Company's right under public policy to indemnify Indemnitee.

5. 	NOTIFICATION AND DEFENSE OF CLAIM:

5.1.	Notification:

Promptly after receipt by Indemnitee of notice of the commencement of any Proceeding, Indemnitee will, if a claim in respect thereof is to be made against the Company under this Agreement, notify the Company of the commencement thereof; but the omission so to notify the Company will not relieve the Company from any liability which it may have to Indemnitee under this Agreement unless and only to the extent that such omission can be shown to have prejudiced the Company's ability to defend the Proceeding.

5.2.	Defense of Claim:

With respect to any such Proceeding as to which Indemnitee notifies the Company of the commencement thereof:

(a)	The Company may participate therein at its own expense;

(b)	The Company, jointly with any other indemnifying party similarly notified, may assume the defense thereof, with counsel satisfactory to Indemnitee.
After notice from the Company to Indemnitee of its election so to assume the defense thereof, the Company shall not be liable to Indemnitee under this Agreement for any legal or other expenses (other than reasonable costs of investigation) subsequently incurred by Indemnitee in connection with the defense thereof unless (i) the employment of counsel by Indemnitee has been authorized by the Company, (ii) Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and Indemnitee in the conduct of the defense of such action, or (iii) the Company shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be at the expense of the Company. The Company shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of the Company or as to which Indemnitee shall have made the conclusion provided for in (ii) above;

(c)	The Company shall not be liable to indemnify Indemnitee under this
Agreement for any amounts paid in settlement of any Proceeding effected
without its written consent; (d)	The Company shall not settle any action
or claim in any manner which would impose any penalty or limitation on Indemnitee without Indemnitee's written consent; and

(e)	Neither the Company nor Indemnitee will unreasonably withhold its, his or her consent to any proposed settlement.

6.  SEVERABILITY

Nothing in this Agreement is intended to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability, pursuant to court order, to perform its obligations under this Agreement shall not constitute a breach of this Agreement. The provisions of this Agreement shall be severable, as provided in this Section 6. If this Agreement or any portion hereof shall be invali-dated on any ground by any court of competent jurisdiction, then the Company shall nevertheless indemnify Indemnitee to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated, and the balance of this Agreement not so invalidated shall be enforceable in accordance with its terms.

7. 	GOVERNING LAW; BINDING EFFECT; AMENDMENT AND TERMINATION

(a)	This Agreement shall be interpreted and enforced in accordance with the laws of the State of Washington.

(b)	This Agreement shall be binding upon Indemnitee and upon the Company, its successors and assigns, and shall inure to the benefit of Indemnitee, Indemnitee's heirs, personal representatives and assigns and to the benefit of the Company, its successors and assigns.

(c)	No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on and as of the day and year first above written.