Form 10-K/A
period 1995-12-31
NEORX CORP
filed 1996-06-21
CIK 755806

________________________________________________________________________________
________________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        COMMISSION FILE NO. 0-14116

                             NEORX CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Washington                                   91-1261311
(STATE OR OTHER JURISDICATION OF           (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



               410 WEST HARRISON STREET, SEATTLE, WASHINGTON 98119
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206)281-7001

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.02 PAR VALUE

             9 3/4% CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2014

          $2.4375 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, SERIES 1
                                  _______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X      No ______

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

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1996 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on
May 14, 1996 are incorporated by reference in Part III of this Form 10-K.
________________________________________________________________________________
________________________________________________________________________________

The Annual Report on Form 10-K of NeoRx Corporation (File No.1-14116) for the fiscal year ended December 31, 1995 is hereby amended to file exhibits 10.18, 10.32a and 10.33.


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

  (a) (2)   Financial Statement Schedules -- Not applicable.

  (a) (3)   Exhibits -- See Exhibit Index filed herewith.

  (b)       Reports on Form 8-K -- Not applicable.

  (c)       Exhibits -- See Exhibit Index filed herewith.

                                 EXHIBIT INDEX

                                                                                       PAGE NUMBER
                                                                                     OR INCORPORATION
EXHIBIT                           DESCRIPTION                                         BY REFERENCE TO
- ---------     ---------------------------------------------------------------------  ----------------
 3.1(a)       Restated Articles of Incorporation...................................           *
 3.1(b)       Amendment to Restated Articles of Incorporation filed with the
              Washington Secretary of State on March 15, 1990......................          ***
 3.1(c)       Articles of Amendment, dated November 6, 1991, to Articles of
              Incorporation........................................................         ****
 3.1(d)       Articles of Amendment of NeoRx Corporation dated January 25, 1996....        +++++
 3.2          Bylaws, as amended, of the registrant................................          ***
 4.1          Form of Indenture, dated as of June 1, 1989, between NeoRx
              Corporation and First Interstate Bank of Washington, N.A., as
              trustee..............................................................           **
 4.2          Statement of Rights and Preferences relating to Convertible
              Exchangeable Preferred Stock Series 1, par value $0.02 per share.....          ***
 4.3          Specimen Warrant Certificate.........................................          +++
 4.4          Form of Purchase Agreements dated as of April 18, 1995 between NeoRx
              Corporation and the Purchasers.......................................          +++
 4.5          Form of Purchase Agreements dated as of January 30, 1996 between
              NeoRx Corporation and the Purchasers.................................         ++++
10.1          1994 Stock Option Plan...............................................           ++
10.2          Option and Development Agreement, dated September 5, 1985, between
              NeoRx Corporation and Merck Frosst Canada, Inc.......................           *
10.3          Amendment, dated May 4, 1989, to Option and Development Agreement
              between NeoRx Corporation and Merck Frosst Canada, Inc...............           **
10.4          Lease Agreement for 410 West Harrison facility, dated February 15,
              1996, between NeoRx Corporation and Diamond Parking, Inc.............         +++++
10.5          1991 Stock Option Plan for Non-Employee Directors, as amended........           ++
10.6          1991 Restricted Stock Option Plan....................................         *****
10.7          Stock and Warrant Purchase Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
              GmbH.................................................................         *****
10.8          Amendment to Stock and Warrant Purchase Agreement, dated as of
              September 17, 1992, between NeoRx Corporation and Boehringer
              Ingelheim International GmbH.........................................           +
10.9          Second Amendment to Stock and Warrant Purchase Agreement, dated as of
              September 29, 1993, between NeoRx Corporation and Boehringer
              Ingelheim International GmbH.........................................           +
10.10         Development and License Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
              GmbH.................................................................         *****
10.11         First Amendment to Development and License Agreement, dated September
              22, 1994, between NeoRx Corporation and Boehringer Ingelheim
              International GmbH...................................................           ++
10.12         Second Amendment to Development and License Agreement, dated October
              31, 1994, between NeoRx Corporation and Boehringer Ingelheim
              International GmbH...................................................           ++
10.13         Technology License Agreement, dated as of September 11, 1992, between
              NeoRx Corporation and Boehringer Ingelheim International GmbH........         *****
10.14         License Agreement, dated as of September 18, 1992, between NeoRx
              Corporation and Sterling Winthrop Inc................................         *****
10.15         Collaboration and License Option Agreement, dated August 10, 1992,
              between NeoRx Corporation and Organon International B.V..............         *****
10.16         Contract for Support of Research Project, effective as of July 1,
              1992, between NeoRx Corporation and the Curators of the University of
              Missouri.............................................................         *****

                                                                                        PAGE NUMBER
                                                                                     OR INCORPORATION
EXHIBIT                      DESCRIPTION                                              BY REFERENCE TO
- --------      -------------------------------------------------------------------    ----------------
10.17         Amendment No. 1 to Contract for Support of Research Project,
              effective as of July 1, 1993, between NeoRx Corporation and the
              Curators of the University of Missouri...............................           +
10.18         Agreement, dated as of December 15, 1995.............................    filed herewith
10.19         License Option Agreement, dated June 1, 1991, between NeoRx
              Corporation and the UAB Research Foundation..........................           +
10.20         Research Agreement (With Option to License), dated February 8, 1993,
              between NeoRx Corporation and Southern Research Institute............           +
10.21         Consulting Agreement, effective March 15, 1993, between NeoRx
              Corporation and Oxford Molecular Inc.................................           +
10.22         Agreement, dated as of August 1, 1993, between NeoRx Corporation and
              Avalon Medical Partners..............................................           +
10.23         Registration Rights Agreement, dated September 1993, between NeoRx
              Corporation and Avalon Medical Partners...............................          +
10.24         Consulting Agreement, dated as of July 7, 1993, between NeoRx
              Corporation and Dr. Fred Craves.......................................          +
10.25         Amendment to consulting agreement, dated May 9,1995 between NeoRx
              Corporation and Dr. Fred Craves.......................................        +++++
10.26         Engagement letter, dated as of June 22, 1993, between NeoRx
              Corporation and the Placement Agents..................................       ******
10.27         Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
              and the Purchasers or representatives thereof.........................       ******
10.28         Stock Purchase Agreement, dated as of October 5, 1994, between NeoRx
              Corporation and The DuPont Merck Pharmaceutical Company...............         ++
10.29         License Agreement, dated as of October 5, 1994, between NeoRx
              Corporation and The DuPont Merck Pharmaceutical Company...............         ++
10.30         Supply Agreement, dated November 10, 1994, between Cordis Corporation
              and NeoRx Corporation.................................................         ++
10.31         License Agreement, effective as of October 12, 1994, between Indiana
              University Foundation and NeoRx Corporation, as amended...............         ++
10.32         Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University, as
              amended...............................................................         ++
10.32(a)      Amendment No. 3, dated November 15, 1995, to Contract between NeoRx
              Corporation and the Board of Trustees of the Leland Stanford Junior
              University............................................................   filed herewith
10.33         Research Collaboration Agreement, dated September 1, 1995, between
              NeoRx Corporation and biosys, Inc.....................................   filed herewith
10.34         Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund, Ltd.
              and SBSF Biotechnology Partners.......................................         ++++
23.1          Consent of Arthur Andersen LLP........................................        +++++

_____________________

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


*****       Filed as an exhibit to the Company's Form 10-K for the fiscal year ended September 30,
            1991 and incorporated herein by reference.
******      Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
            No. 33-64992) effective August 25, 1993 and incorporated herein by reference.
+           Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration
            No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
++          Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31,
            1994 and incorporated herein by reference.
+++         Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
            No. 33-60029) effective August 8, 1994 and incorporated herein by reference.
++++        Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
            No. 333-00785) effective February 7, 1996 and incorporated herein by reference.
+++++       Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31,
            1995, of which this Amendment No.1 forms a part.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NEORX CORPORATION
                                    (Registrant)

                                    By  /s/  ROBERT M. LITTAUER
                                      ------------------------------
                                            Robert M. Littauer
                                       Senior Vice President, Chief
                                      Financial Officer and Treasurer

                                           Date:  June 21, 1996