Form 10-Q
period 1996-06-30
NEORX CORP
filed 1996-08-14
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X      Quarterly Report pursuant to Section 13 or 15(d)
 ---     of the Securities Exchange Act of 1934 for the Quarterly
         Period ended June 30, 1996 or

         Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
 ---     Exchange Act of 1934 for the transition  period from  _____________  to
         _______________.


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

As of August 9, 1996 there were outstanding 15.5 million shares of the Company's common stock, $.02 par value.

                                TABLE OF CONTENTS

                                                            PAGE
                                                            ----

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements:
                   Balance Sheets                              3
                   Statements of Operations                    4
                   Statements of Cash Flows                    5
                   Notes to Financial Statements               6
Item 2.            Management's Discussion and Analysis
                   of Results of Operations and
                   Financial Condition, Liquidity and
                   Capital Resources                           8


PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                           9

Item 4.            Submission of Matters to a Vote of
                   Security Holders                            10

Item 6.            Exhibits and Reports on Form 8-K            10

                                NEORX CORPORATION
                          (a development stage company)


BALANCE SHEETS
(in thousands)

                                                              June 30,        December 31,
                                                                1996              1995
                                                             ---------        ------------
                                                            (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  4,580            $  7,182
  Short-term investments                                       14,824               8,937
  Inventories                                                     585                 538
  Prepaids and other                                              971                 931
                                                              -------             -------
    Total current assets                                       20,960              17,588
                                                              -------             -------

FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                                       3,658               3,498
  Leasehold improvements                                        3,216               3,233
                                                              -------             -------
                                                                6,874               6,731
  Less: accumulated depreciation and amortization              (6,114)             (5,914)
                                                              -------             -------
    Facilities and equipment, net                                 760                 817
                                                              -------             -------

OTHER ASSETS                                                      118                 113
                                                              -------             -------
                                                             $ 21,838            $ 18,518
                                                              =======             =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $    681            $  1,511
  Accrued liabilities                                             702                 531
  Deferred revenue                                                250                 250
  Current portion of capital leases                                49                  51
                                                              -------             -------
    Total current liabilities                                   1,682               2,343
                                                              -------             -------

NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4%                   1,195               1,195
  Capital leases, less current portion                             66                  88
                                                              -------             -------
    Total non-current liabilities                               1,261               1,283
                                                              -------             -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1
        208,000 shares issued and outstanding                       4                  4
      Convertible preferred stock, Series 2,
        40,000 shares issued and outstanding                        1                  -
  Common stock, $.02 par value, 60,000,000
    shares authorized, 15,482,000 and
    14,359,000 shares issued and
    outstanding, respectively                                     310                287
  Additional paid-in capital                                  139,105            128,098
  Deferred compensation                                             -               (139)
  Accumulated deficit since inception                        (120,525)          (113,358)
                                                              -------            -------
    Total shareholders' equity                                 18,895             14,892
                                                              -------            -------
                                                             $ 21,838           $ 18,518
                                                              =======            =======

                       See notes to financial statements.

                                NEORX CORPORATION
                          (a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                                                                   February 13,
                                      Three months               Six months            1984
                                     ended June 30,            ended June 30,      (inception)
                                 ----------------------    --------------------     to June 30,
                                  1996            1995      1996          1995         1996
                                 ---------    ---------    ---------    ---------    --------
REVENUES:

  Contract revenues and fees     $       -    $       -    $      21    $      57    $  37,661
                                 ---------    ---------    ---------    ---------    ---------
OPERATING EXPENSES:

  Research and development           2,275        1,786        4,691        3,985       96,722

  General and administrative         1,251        1,191        2,617        2,313       57,268
                                 ---------    ---------    ---------    ---------    ---------

    Total operating expenses         3,526        2,977        7,308        6,298      153,990
                                 ---------    ---------    ---------    ---------    ---------

Loss from operations                (3,526)      (2,977)      (7,287)      (6,241)    (116,329)

Other income (expense):
  investment and interest
    income, net                        296          248          593          460       11,449

  Interest expense                     (34)         (33)         (71)         (67)      (5,566)

  Litigation expense, net                -            -            -            -         (985)

  Debt conversion expense                -            -            -            -       (1,228)
                                 ---------    ---------    ---------    ---------    ---------

Net loss                         $  (3,264)   $  (2,762)   $  (6,765)   $  (5,848)   $(112,659)
                                 =========    =========    =========    =========    =========

Preferred stock dividends             (211)        (162)        (402)        (344)      (6,305)
                                 ---------    ---------    ---------    ---------    ---------
Net loss applicable to

  common shares                  $  (3,475)   $  (2,924)   $  (7,167)   $  (6,192)   $(118,964)
                                 =========    =========    =========    =========    =========

Net loss per common share        $    (.23)   $    (.23)   $    (.47)   $    (.50)   $  (20.77)
                                 =========    =========    =========    =========    =========
Weighted average common shares
  outstanding                       15,416       12,952       15,185       12,487        5,727
                                 =========    =========    =========    =========    =========


                       See notes to financial statements.

                                NEORX CORPORATION
                          (a development stage company)
STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

                                                                                        February 13,
                                          Three months              Six months             1984
                                          ended June 30,           ended June 30,       (inception)
                                     ----------------------    ----------------------    to June 30,
                                      1996            1995      1996            1995        1996
                                     ------          ------    ------          ------      ------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                             $  (3,264)   $  (2,762)   $  (6,765)   $  (5,848)   $(112,659)
                                     ---------    ---------    ---------    ---------    ---------
Adjustments to reconcile net
  loss to net cash (used in)
  operating activities:
  Depreciation and amortization            102          106          200          211        9,653
  (Increase) decrease in
    inventories                            (25)         (25)         (47)           2         (585)
  (Increase) decrease in
    prepaids and other assets               57          243          (99)          23         (698)
  Increase (decrease) in
    accounts payable and
    accrued liabilities                   (102)        (268)        (417)        (152)       1,208
  Increase in deferred
    revenue                                  -            -            -            -          250
  Return of common stock for
    license                                  -            -            -            -       (3,850)
  Debt conversion expense                    -            -            -            -        1,228
  Compensation expense on
    stock awards and options                 -           23          139           46        1,263
  Common stock issued for services           -            -          241           80        2,658
                                     ---------    ---------    ---------    ---------    ---------
       Total adjustments                    32           79           17          210       11,127
                                     ---------    ---------    ---------    ---------    ---------
Net cash (used in) operating
  activities                            (3,232)      (2,683)      (6,748)      (5,638)    (101,532)
                                     ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from (purchases of)
  short-term investments                 4,909       (2,383)      (5,887)      (1,282)     (14,824)
Facilities and equipment purchases        (105)         (29)        (143)         (70)      (9,063)
Other                                        -            -           54            -         (102)
                                     ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  investing activities                   4,804       (2,412)      (5,976)      (1,352)     (23,989)
                                     ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock
  and warrants                               -        6,451        5,771        6,451      105,957
Proceeds from sale of convertible
  debentures                                 -            -            -            -       26,606
Proceeds from sales of preferred
  stock                                      -            -        4,425            -        4,425
Proceeds from capital lease
  obligations                                -            -            -            -        2,322
Repayments of capital lease
  obligations                              (13)          (3)         (24)          (8)      (3,588)
Proceeds from stock options
  exercised                                 35           13          204           48        1,577
Preferred stock issuance costs               -            -            -            -         (792)
Preferred stock dividends                 (254)        (204)        (254)        (204)      (5,769)
Repurchase of preferred stock                -            -            -            -         (305)
Repurchase of common stock                   -            -            -            -         (332)
                                     ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  financing activities                    (232)       6,257       10,122        6,287      130,101
                                     ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                   1,340        1,162       (2,602)        (703)       4,580
Cash and cash equivalents:
Beginning of period                      3,240          563        7,182        2,428            -
                                     ---------    ---------    ---------    ---------    ---------
End of period                        $   4,580    $   1,725    $   4,580    $   1,725    $   4,580
                                     =========    =========    =========    =========    =========

                       See notes to financial statements.

                                NEORX CORPORATION
                          (a development stage company)


NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995 and for the period from inception to June 30, 1996.

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the expected operating results for the full year.

                                NEORX CORPORATION
                          (a development stage company)


NOTES TO FINANCIAL STATEMENTS (continued)

2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1995 to June 30, 1996 were as follows (in thousands):

Balance December 31, 1995               $ 14,892
Preferred stock issued                     4,425
Common stock issued                        6,606
Preferred stock dividends                   (402)
Net loss                                  (6,765)
Amortization of deferred compensation        139
                                        --------
Balance June 30, 1996                   $ 18,895
                                        ========

3. In May 1996, the Company exchanged 7,000 shares of Series 2 Convertible Preferred Stock for 123,120 shares of Common Stock and paid accrued dividends on the shares by issuing 2,195 shares of Common Stock valued at $6.85 per share.

                                NEORX CORPORATION
                          (a development stage company)


Item 2. Management's Discussion and Analysis of Results or Operations and Financial Condition, Liquidity and Capital Resources

QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1995.

There were no contract revenues or fees earned in the quarters ended June 30, 1996 or 1995. For the six months ended June 30, 1996, contract revenues and fees were $21,000 compared to $57,000 recorded for the six months ended June 30, 1995.

Total operating expenses increased 18% to $3,526,000 from $2,977,000 for the quarters ended June 30, 1996 and 1995, respectively, and for the six month periods increased 16% to $7,308,000 from $6,298,000. Research and development expenses increased 27% to $2,275,000 from $1,786,000 for the quarters ended June 30, 1996 and 1995, respectively, and for the six month periods increased 18% to $4,691,000 from $3,985,000. The increases in both the three and six month periods were primarily due to antibody humanization and increased clinical trial activities. General and administrative expenses increased 5% to $1,251,000 from $1,191,000 for the quarters ended June 30, 1996 and 1995, respectively, and for the six month periods increased 13% to $2,617,000 from $2,313,000. The increase for the six month period was principally due to patent filing costs and a noncash charge resulting from accelerated vesting of a stock option.

Interest income increased 19% to $296,000 from $248,000 for the three months ended June 30, 1996 and 1995, respectively, and increased 29% to $593,000 from $460,000 for the six months ended June 30, 1996 and 1995, respectively. The increases were primarily due to higher cash balances resulting from financings. Interest expense remained essentially unchanged for the periods.

Net loss increased 18% to $3,264,000 from $2,762,000 for the quarters ended June 30, 1996 and 1995, respectively, and for the six months periods increased 16% to $6,765,000 from $5,848,000.

LIQUIDITY AND CAPITAL RESOURCES.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through late 1997. The Company's working capital and capital requirements will depend upon numerous

                                NEORX CORPORATION
                          (a development stage company)


Item 2. (Continued)

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

When used in this report, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties such as those factors stated above that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date of this report. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business detailed in the Company's Securities and Exchange Commission filings and those described from time-to-time in the Company's press releases and other communications. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                NEORX CORPORATION
                          (a development stage company)

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

IN RE BLECH SECURITIES LITIGATION.

The Company had been named as an additional codefendant in an amended complaint filed in the United States District Court Southern District of New York on March 27, 1995 in a pending purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including eleven publicly traded biotechnology companies.

On June 6, 1996 the Court granted the Company's motion to dismiss with leave for plaintiffs to replead on or before July 26, 1996. The plaintiffs filed a second amended complaint on July 26, 1996. The second amended complaint did not name NeoRx as a defendant. NeoRx is not a defendant in the subject suit. Plaintiffs have not appealed the Court's June 6, 1996 order of dismissal.

Item 4.   Submission of Matters to a Vote of Security Holders

The following matter was voted upon at the 1996 Annual Meeting of Shareholders held on May 14, 1996.

AMENDMENT TO 1991 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS.

The shareholders amended the 1991 Stock Option Plan for Non-Employee Directors by accelerating the vesting of all outstanding options upon a liquidation of the Company or upon certain mergers, consolidations, reorganizations or transfers of assets of the Company. The shareholders voted 12,121,884 votes in favor of the amendment, 574,811 votes against and 83,355 votes abstained.

                                NEORX CORPORATION
                          (a development stage company)

Item 6.   Exhibits and Reports on Form 8-K

         (a)  EXHIBITS:

                                                               Sequentially
              Exhibit                                          Numbered
              Number     Exhibit                               Page
              -------    -------                               ----

              10.1       Change of Control Agreement              12

              10.2       Form of Key Executive
                         Severance Agreement                      28

         (b)  REPORTS ON FORM 8-K:
                  Form 8-K dated April 15, 1996 - notification of the adoption of a Shareholders' Rights Plan.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NeoRx Corporation
                                   (Registrant)


Date: August 14, 1996              By: \s\ Robert M. Littauer
                                       ----------------------
                                       Robert M. Littauer
                                       Authorized Officer and
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer