Form 10-Q
period 1996-09-30
NEORX CORP
filed 1996-11-14
CIK 755806

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

  X   Quarterly  Report  pursuant  to  Section  13 or 15(d) of the  Securities
 ---  Exchange  Act of 1934 for the Quarterly Period ended September 30, 1996.

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

                            Yes    X     No
                                  ---   ----
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 6, 1996 there were outstanding 16.3 million shares of the Company's common stock, $.02 par value.

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I                  FINANCIAL INFORMATION

Item 1.                 Financial Statements:
                        Balance Sheets                                     3
                        Statements of Operations                           4
                        Statements of Cash Flows                           5
                        Notes to Financial Statements                      6
Item 2.                 Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition, Liquidity and
                        Capital Resources                                  8


PART II                 OTHER INFORMATION

Item 1.                 Legal Proceedings                                 10


                                      NEORX CORPORATION


BALANCE SHEETS
(in thousands)

                                                            September 30,    December 31,
                                                                 1996            1995
                                                            -------------    ------------
                                                             (unaudited)

                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $  1,335          $  7,182
  Short-term investments                                        19,210             8,937
  Inventories                                                      716               538
  Prepaids and other                                             1,004               931
                                                               -------           -------
    Total current assets                                        22,265            17,588
                                                               -------           -------

FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                                        3,693             3,498
  Leasehold improvements                                         3,218             3,233
                                                               -------           -------
                                                                 6,911             6,731
  Less: accumulated depreciation and amortization               (6,203)           (5,914)
                                                               -------           -------
    Facilities and equipment, net                                  708               817
                                                               -------           -------

OTHER ASSETS                                                       123               113
                                                               -------           -------
                                                              $ 23,096          $ 18,518
                                                               =======           =======


                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $    768          $  1,511
  Accrued liabilities                                              751               531
  Deferred revenue                                                 250               250
  Current portion of capital leases                                 47                51
                                                               -------           -------
    Total current liabilities                                    1,816             2,343
                                                               -------           -------

NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4%                    1,195             1,195
  Capital leases, less current portion                              56                88
                                                               -------           -------
    Total non-current liabilities                                1,251             1,283
                                                               -------           -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1
        208,000 shares issued and outstanding                        4                 4
      Convertible preferred stock, Series 2,
        14,000 and -0- shares issued and
        outstanding, respectively                                    1                 -
  Common stock, $.02 par value, 60,000,000
    shares authorized, 16,071,000 and
    14,359,000 shares issued and
    outstanding, respectively                                      321               287
  Additional paid-in capital                                   139,307           128,098
  Deferred compensation                                              -              (139)
  Accumulated deficit                                         (119,604)         (113,358)
                                                               -------           -------
    Total shareholders' equity                                  20,029            14,892
                                                               -------           -------
                                                              $ 23,096          $ 18,518
                                                               =======           =======


                             See notes to financial statements.

                                       NEORX CORPORATION




STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)



                                       Three months ended         Nine months ended
                                          September 30,             September 30,
                                       -------------------       -------------------
                                        1996         1995         1996         1995
                                       ------       ------       ------       ------
REVENUES:

  Contract revenues and fees          $ 4,505     $     -        $ 4,526     $    57
                                       ------      ------         ------      ------

OPERATING EXPENSES:

  Research and development              2,410       1,904          7,101       5,889

  General and administrative            1,232       1,142          3,849       3,455
                                       ------      ------         ------      ------

    Total operating expenses            3,642       3,046         10,950       9,344
                                       ------      ------         ------      ------

Income (loss) from operations             863      (3,046)        (6,424)     (9,287)

Other income (expense):
  Investment and interest
    income, net                           280         286            873         746

  Interest expense                        (36)        (37)          (107)       (104)
                                       ------      ------         ------      ------

Net income (loss)                     $ 1,107     $(2,797)       $(5,658)    $(8,645)
                                       ======      ======         ======      ======

Preferred stock dividends                (186)       (133)          (588)       (477)
                                       ------      ------         ------      ------

Net income (loss) applicable to
  common shares                       $   921     $(2,930)       $(6,246)    $(9,122)
                                       ======      ======         ======      ======

Net income (loss) per common share    $   .06     $  (.22)       $  (.41)    $  (.71)
                                       ======      ======         ======      ======

Weighted average common shares
  outstanding                          15,740      13,578         15,378      12,824
                                       ======      ======         ======      ======











                              See notes to financial statements.

                                       NEORX CORPORATION




STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                            Three months ended       Nine months ended
                                               September 30,           September 30,
                                            ------------------      -------------------
                                             1996        1995        1996         1995
                                            -----       ------      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $ 1,107     $(2,797)   $ (5,658)    $(8,645)
                                             ------      ------     -------      ------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  89          93         289         304
  Increase in inventories                      (131)       (159)       (178)       (157)
  Increase in prepaids and other assets         (22)       (164)       (121)       (141)
  Increase (decrease) in accounts payable
    and accrued liabilities                      67         244        (350)         92
  Compensation expense on stock
    awards and options                           28          24         167          70
  Common stock issued for services               49           -         290          80
                                             ------      ------     -------      ------
       Total adjustments                         80          38          97         248
                                             ------      ------     -------      ------
Net cash provided by (used in)
  operating activities                        1,187      (2,759)     (5,561)     (8,397)
                                             ------      ------     -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of)
  short-term investments                     (4,386)        605     (10,273)       (677)
Facilities and equipment purchases              (37)        (52)       (180)       (122)
Other                                             -           -          54           -
                                             ------      ------     -------      ------
Net cash provided by (used in)
  investing activities                       (4,423)        553     (10,399)       (799)
                                             ------      ------     -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
  and warrants                                    -       1,880       5,771       8,331
Proceeds from sale of preferred stock             -           -       4,425           -
Repayments of capital lease obligations         (13)        (16)        (37)        (24)
Proceeds from stock options exercised             4         226         208         274
Preferred stock dividends                         -           -        (254)       (204)
                                             ------      ------     -------      ------
Net cash provided by (used in)
  financing activities                           (9)      2,090      10,113       8,377
                                             ------      ------     -------      ------
Net decrease in cash and cash equivalents    (3,245)       (116)     (5,847)       (819)
Cash and cash equivalents:
Beginning of period                           4,580       1,725       7,182       2,428
                                             ------     -------     -------      ------
End of period                               $ 1,335     $ 1,609    $  1,335     $ 1,609
                                             ======      ======     =======      ======






                              See notes to financial statements.

                               NEORX CORPORATION



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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the expected operating results for the full year.

NeoRx Corporation is no longer considered a company in the development stage and therefore will no longer present results of operations and cash flows for the period from inception. The Company's first product, Verluma(TM) Small Cell Lung Cancer Imaging Kit, received marketing approval by the Food and Drug Administration ("FDA") in August 1996. Upon FDA approval, the Company received a $4.5 million milestone payment from its marketing partner, The DuPont Merck Pharmaceutical Company ("DuPont Merck"). Sales are expected to begin in November 1996, from which NeoRx will receive royalties.

                               NEORX CORPORATION


NOTES TO FINANCIAL STATEMENTS (continued)

2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1995 to September 30, 1996 were as follows (in thousands):

            Balance December 31, 1995                       $14,892

            Preferred stock issued                            4,425
            Common stock issued                               6,819
            Preferred stock dividends                          (588)
            Net loss                                         (5,658)
            Amortization of deferred compensation               139
                                                             ------

            Balance September 30, 1996                      $20,029
                                                             ======

3. During the quarter ended September 30, 1996, the Company exchanged 25,300 shares of Series 2 Convertible Preferred Stock for 562,138 shares of Common Stock and paid accrued dividends on the shares by issuing 21,910 shares of Common Stock valued at an average price of $5.34 per share.

                               NEORX CORPORATION



Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition, Liquidity and Capital Resources

Quarter and nine months ended September 30, 1996 compared to quarter and nine months ended September 30, 1995.

For the quarter ended September 30, 1996, contract revenues and fees earned were $4,505,000; there were no revenues recorded for the same quarter of 1995. For the nine months ended September 30, 1996, contract revenues and fees were $4,526,000 compared to $57,000 recorded for the nine months ended September 30, 1995. The increase in revenue was due to a $4,500,000 milestone payment from DuPont Merck upon FDA marketing clearance of Verluma.

Total operating expenses increased 20% to $3,642,000 from $3,046,000 for the quarters ended September 30, 1996 and 1995, respectively, and for the nine month periods increased 17% to $10,950,000 from $9,344,000. Research and development expenses increased 27% to $2,410,000 from $1,904,000 for the quarters ended September 30, 1996 and 1995, respectively, and for the nine month periods increased 21% to $7,101,000 from $5,889,000. The increases in both the three and nine month periods were primarily due to antibody humanization and increased clinical trial activities. General and administrative expenses increased 8% to $1,232,000 from $1,142,000 for the quarters ended September 30, 1996 and 1995, respectively, and for the nine month periods increased 11% to $3,849,000 from $3,455,000. The increase for the nine month period was principally due to patent filing and other legal costs.

Interest income decreased to $280,000 from $286,000 for the three months ended September 30, 1996 and 1995, respectively, and increased to $873,000 from $746,000 for the nine months ended September 30, 1996 and 1995, respectively. Interest expense remained essentially unchanged for the periods.

The company reported a net income of $1,107,000 for the quarter ended September 30, 1996 compared to a net loss of $2,797,000 for quarter ended September 30, 1995. For the nine months ended September 30, 1996, the net loss was $5,658,000 compared to a net loss of $8,645,000 in the 1995 period.

                              NEORX CORPORATION



Liquidity and capital resources.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements into 1998. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public and private equity financings, arrangements with corporate collaborators and other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

When used in this report, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties such as those factors stated above that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business detailed in the Company's Securities and Exchange Commission filings and those described from time-to-time in the Company's press releases and other communications. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                  NeoRx Corporation
                                  (Registrant)


Date: November 13, 1996           By: \s\ Paul G. Abrams
                                      ------------------
                                      Paul G. Abrams
                                      Authorized Officer, President
                                      and Chief Executive Officer


                                      \s\ J. Timothy Beer
                                      -------------------
                                      J. Timothy Beer
                                      Chief Accountant