Form 10-K
period 1996-12-31
NEORX CORP
filed 1997-03-27
CIK 755806

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the fiscal year ended December 31, 1996

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.02 Par Value
             9 3/4% Convertible Subordinated Debentures, due 2014
          $2.4375 Convertible Exchangeable Preferred Stock, Series 1
                     Series 2 Convertible Preferred Stock



   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X            No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 7, 1997 was approximately $76.8 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 7, 1997, approximately 16.5 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

Documents Incorporated by Reference

   (1) Portions of the Registrant's 1996 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 13, 1997 are incorporated by reference in Part III of this Form 10-K.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  PART I

Item 1. Business

    NeoRx Corporation ("NeoRx" or the "Company") develops innovative biopharmaceuticals for the diagnosis and treatment of cancer and cardiovascular disease. As part of its cancer treatment program, NeoRx is developing a proprietary pretargeting platform for the delivery of therapeutic agents directly to tumor sites.

    The Company's portfolio of products include VERLUMA(TM), a small cell lung cancer imaging kit, that was cleared for marketing by the United States Food and Drug Administration (the "FDA") in August 1996. The Company's AVICIDIN(R) cancer therapy agent is currently in Phase I/II clinical trials for the treatment of solid tumors. Phase I patient accrual for the BIOSTENT(R) product, a pharmaceutical agent designed to reduce restenosis following balloon angioplasty through the inhibition of vascular remodeling, was completed in 1996 and data on the final patients to complete the six month follow-up are being collected. NeoRx is also conducting investigations into atherosclerosis in a Phase I study to determine safety and dosage of a pharmaceutical agent with the intent of inhibiting atherosclerosis.

    All statements in this document that are not historical facts are considered forward-looking statements. Sentences or phrases that use words such as "believes," "anticipates," "hopes," "plans," "may," "can," "will," and others are often used to flag such statements, but their absence does not mean a statement is not forward-looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Cancer and Its Treatment

    Cancer is second only to cardiovascular disease as a cause of death in the United States. The American Cancer Society estimates that approximately 1,382,000 new cases of cancer will be diagnosed in the United States in 1997, of which 60% are expected to be tumors of the lung, colon, breast and prostate.
Cancer is a large group of diseases characterized by uncontrolled and proliferative cell division. Cancer cells have the tendency to dislodge from the sites where the tumors originate and metastasize (spread from one part of the body to another).

    Current regimens for the treatment of cancer include chemotherapy, external-beam radiation and surgical intervention. Generally, existing cancer therapy for high-incidence tumors such as lung, colon and breast is characterized by both relatively low efficacy and considerable toxicity. Chemotherapy drugs are generally administered intravenously so that the drug can circulate throughout the body. With rare exceptions, chemotherapy is the only available treatment for tumors that have spread throughout the body, but it provides only modest benefits for patients with the most frequently occurring malignancies, such as lung, colon or breast cancer. As chemotherapy drugs circulate throughout the body, they kill cancer cells, but are also toxic to normal cells. Consequently, cancer patients receiving chemotherapy often suffer severe, sometimes life- threatening, side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. The optimal drug dose for killing cancer cells must therefore often be reduced to avoid intolerable toxicities.
    Pretargeting: NeoRx's Approach to Delivering Drugs. NeoRx's cancer therapeutic product under development employ monoclonal antibody based technology. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to antigens (foreign substances) such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bind specifically only to a single type of antigen. This quality, known as "specificity," makes antibodies potentially useful for the delivery of imaging and therapeutic agents to disease sites.

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

    In the conventional approach to radioimmunotherapy ("RIT"), the radiation is linked to the antibody that is then administered to patients. The antibody and the radiation circulate together. NeoRx's pretargeting technology employs an antibody-mediated targeting strategy that is designed to deliver high doses of an active agent to tumor cells, while minimizing toxicity to normal tissue associated with conventional therapy.

    AVICIDIN: The First NeoRx Agent to Use the Pretargeting Platform. The AVICIDIN agent takes advantage of the high binding affinity of two molecules: biotin and streptavidin. An antibody linked to streptavidin is administered to the patient and allowed to accumulate on the surface of the tumor cells. This accumulation occurs because the antibody portion of the antibody-streptavidin conjugate recognizes and binds to antigen markers on the tumor cell surface. In animal experiments, the conjugate attains peak uptake in the tumor after 24-36 hours, at which time a clearing agent is administered to remove circulating conjugate from the bloodstream. The final step involves administering biotin linked to the therapeutic radionuclide, yttrium-90. This small molecule biotin-yttrium complex is designed to bind specifically to where the streptavidin has accumulated, with the resultant beta particle emission from the yttrium-90 killing tumor cells. Biotin-yttrium that does not bind to the streptavidin is quickly eliminated through the kidneys, thereby reducing the radiation dose to the bone marrow. In preclinical studies in animals, the AVICIDIN agent achieved a tenfold improvement in the therapy ratio compared to conventional RIT, accompanied by durable, complete regressions of chemotherapy-resistant human lung, breast and colon cancer tumors in mice. Results of preclinical studies are not necessarily indicative of results that will be attained in human clinical trials.

    The AVICIDIN agent is being tested in Phase I/II clinical trials in patients with tumors that bind with the antibody, such as cancers of the lung, colon, breast and prostate. The purposes of the study are to determine the maximum tolerated dose ("MTD") of radiation, to observe anti-tumor effects, and to determine the optimal timing and dosing of each component.

    In one series of tests, the Company's investigators are trying to optimize the dosing and timing of the three components ("dosimetry"). In a second series of tests, the investigators are raising the radiation dose in groups of three patients to determine the MTD and to observe anti-tumor effects when they occur. These studies use an antibody produced by mouse cells so that the antibody is a murine protein and results in a human anti-mouse antibody ("HAMA") response after the first dose. Once the Company is satisfied it has a suitable humanized antibody, it plans to substitute this for the foreign murine antibody.

    To date, the AVICIDIN dosimetry studies have shown substantially less exposure of bone marrow than conventional RIT. This has permitted safe administration of higher radiation doses, and tumor shrinkage has been observed following just a single AVICIDIN dose even in patients with advanced, bulky tumors.

    Other Uses of Pretargeting. NeoRx is testing the delivery of additional agents such as other forms of radiation, drugs, immune response modifiers (e.g.

tumor necrosis  factor).  This unique  pretargeting  platform may also offer the first real opportunity to deliver alpha emitters, a form of radiation significantly more potent than yttrium-90, effectively and safely to solid tumors. NeoRx has received a Small Business Innovative Research ("SBIR") grant to study alpha emitter chemistry.

    Cancer: Diagnosis and Staging of Disease. Early diagnosis and precise detection of the malignant cells are important for cancer treatment. Current diagnostic imaging techniques include x-rays, computerized tomography ("CT"), ultrasonography, radioisotopic imaging and nuclear magnetic resonance imaging ("MRI"). Once cancer is suspected, its presence must be confirmed by biopsy (the examination of cells removed from the body). The next step is to use diagnostic imaging to "stage" the patient, that is, to determine the extent of the disease throughout the body. Accurate staging is important for designing appropriate treatment. Using current methods, several diagnostic imaging procedures may be required to determine the organs to which the cancer has spread. Staging may be inaccurate if all possible body sites are not examined or if tumor metastases are too small to be detected by the diagnostic procedure used.

    Small Cell Lung Cancer: Diagnosis and Staging. The American Cancer Society estimates that approximately 178,000 new cases of lung cancer will occur in the United States in 1997, of which the Company believes approximately 47,000 will be small cell lung cancer. Symptoms of this disease usually appear only after the disease has advanced beyond the stage when it may be surgically cured. According to the American Cancer Society, the five-year survival rate for lung cancer is 13%. Although most small cell lung cancer patients respond to chemotherapy, most also suffer a relapse. Current treatment of this disease is based on the extent to which the tumor has spread throughout the body. As a result, accurate imaging to determine the extent of the disease is important for designing appropriate treatment. Patients whose disease has not spread extensively are generally treated with chemotherapy and externally applied chest radiation. Those patients whose disease has spread to the point that radiation treatment would not encompass all known tumors within one radiation port are treated with chemotherapy only.

    The degree to which small cell lung cancer has spread is generally determined using a standard battery of four imaging tests, including CT scans of the head, chest and abdomen and a bone scan. This standard battery of tests may take up to one week. Bone marrow aspirate, a procedure in which a bone marrow sample is removed for examination, is occasionally used as an additional test.

    The VERLUMA Kit: Imaging for Small Cell Lung Cancer. The VERLUMA kit is the Company's diagnostic imaging product that is indicated to detect extensive disease in patients with biopsy-confirmed, previously untreated small cell lung cancer. Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") holds world-wide manufacturing rights and non-North American marketing rights to the VERLUMA kit. Boehringer Ingelheim will pay royalties to NeoRx on future non-North American product sales, if any.

    The DuPont Merck Pharmaceutical Company ("DuPont Merck") markets the VERLUMA kit in the United States and holds exclusive North American rights to market the VERLUMA kit. In addition to paying NeoRx $4.5 million upon the FDA marketing clearance in the United States, DuPont Merck will pay NeoRx royalties on sales of the VERLUMA Kit in North America. To date, the VERLUMA kit is approved only in the United States. No applications for foreign approvals have been filed.

    The VERLUMA kit employs a Fab fragment of an antibody, designated NR-LU-10, linked to a nontoxic dose of the gamma-emitting radionuclide technetium-99m that is injected intravenously and allowed to concentrate at the tumor sites. A gamma camera is then used to determine the location of the tumors. In a Phase I/II clinical trial, the VERLUMA kit localized to primary and/or metastatic small cell and non-small cell lung cancer, and breast, colon and prostate cancers. Data from a completely blinded analysis of NeoRx's Phase III small cell lung cancer clinical trial show that the VERLUMA kit is more sensitive than any single test used in the standard battery of four tests to determine how far the tumor has spread and has an accuracy level comparable to the standard battery of tests. The Company believes that its use may result in cost savings, as well as reduced staging time compared to conventional tests.

Cardiovascular Disease and Its Treatment

    The American Heart Association estimates that approximately 60 million Americans have one or more types of cardiovascular disease, and that the cost of cardiovascular diseases and stroke in 1997 will be $259 billion. Nearly one million people die of cardiovascular disease each year in the United States, making it the leading cause of death.

    Cardiovascular disease is divided into four main categories: high blood pressure, coronary heart disease, stroke and rheumatic heart disease. Medical procedures to treat coronary heart disease include percutaneous transluminal coronary angioplasty, coronary artery bypass surgery and heart transplantation.

     Angioplasty: The Procedure. Angioplasty is a medical procedure used to increase blood flow through coronary arteries that have been partially blocked by the build-up of plaque on the interior of the arterial wall.

    Restenosis is the recurrent narrowing of an artery following angioplasty. This narrowing, that reduces blood flow through the artery, is believed to be caused by a combination of at least three distinct but interrelated factors: (1) vascular remodeling, or chronic constriction of the artery, (2) blood clot formation and (3) the migration and proliferation of smooth muscle cells at the site of the angioplasty procedure that encroach upon the flow of blood. Data from human studies suggests that vascular remodeling accounts for the majority of late lumen loss that leads to restenosis following balloon angioplasty.

    The Company believes that over 500,000 angioplasties were performed in the United States in 1996, and that approximately 30% of such patients will experience restenosis following the angioplasty procedure. If restenosis occurs, it may necessitate open heart surgery (coronary artery bypass graft), sometimes on an emergency basis, or additional coronary angioplasty procedures, such as repeat angioplasty and/or the placement of a metal stent in the artery.

    BIOSTENT: NeoRx's Approach to Treating Restenosis. The Company's BIOSTENT agent under development is designed to inhibit vascular remodeling following balloon angioplasty. By addressing remodeling, the BIOSTENT agent may be complementary to the anti-thrombotics currently on the market or under development by other companies for the treatment of restenosis. The drug is intended to be delivered locally immediately following angioplasty using a delivery catheter. The Company believes that this method delivers the drug to the angioplasty site and reduces the chances of toxicity that might occur if systemic treatment were used to deliver similar concentrations at the site.

     NeoRx's preclinical studies have shown that administering the BIOSTENT agent immediately after angioplasty inhibits chronic construction of the artery wall and thus helps maintain its dilated position. As a normal response to injury caused by angioplasty, the muscle cells in the ballooned arterial wall secrete a biological "cement" called collagen, a supportive protein of the body. The Company believes that the collagen forms a rigid matrix, thereby biologically supporting or "stenting" the arterial wall during the period that treatment with the BIOSTENT agent inhibits arterial constriction.

    The BIOSTENT agent may be unique with respect to other pharmaceutical agents that have been evaluated in animal models and reported in the scientific literature in that it not only inhibits restenosis, but actually sustains the increase in the luminal area following balloon trauma compared to the ballooned, but untreated, arteries. NeoRx scientists have assessed the effects of the BIOSTENT treatment method in a swine femoral artery model that was then extended to swine coronary arteries. Analysis of swine femoral arteries for as long as eight weeks and of swine coronary arteries for as long as three weeks following a single exposure to the BIOSTENT agent has indicated in these experiments that the treatment sustains the increase in the luminal area following balloon trauma compared to the ballooned, but untreated, arteries.

    The BIOSTENT treatment method consists of the cytoskeletal inhibiting agent, cytochalasin B, delivered through a specialized intracoronary delivery catheter. The catheter is an over-the-wire design that allows rapid placement using the same guidewire used for balloon dilation. Commercialization of the BIOSTENT agent will depend on obtaining the FDA approval of the catheter. NeoRx completed patient accrual of a multidose, multicenter, randomized, double-blinded Phase I trial. An interim analysis of the majority of the patients revealed no evidence of drug-related toxicity. A final analysis of the data for the six month follow-up is being performed.

    Atherosclerosis. Atherosclerosis is a complex disease of blood vessels commonly understood as clogging of arteries with cholesterol. It is a leading cause of deaths from heart attack and stroke. Clogged arteries do not deliver oxygen-carrying blood to organs as well as normal arteries and are more likely to become completely restricted with blood clots that shut off blood flow. The result is the affected organ receives insufficient oxygen and may die if flow is not restored rapidly, leading to conditions such as heart attack and stroke. Surgery and/or angioplasty (as described above) can improve blood flow, but prevention or reduction in the disease progression would be preferred.

    Raising TGF(beta) Levels: NeoRx's Approach to Treating Atherosclerosis. Scientists at the University of Cambridge in the United Kingdom ("Cambridge"), working with NeoRx, have discovered that patients with advanced coronary artery disease have low levels of active TGF(beta), a protein that regulates the growth of certain cell types such as those found in the lining of arteries. They have reported that segments of arteries prone to atherosclerosis are low in active TGF(beta) and that the elevation of active TGF(beta) can prevent the development of lesions in arteries of a mouse animal model that express the human apo(a) associated with atherosclerosis lesions in humans.

    A Phase I dosing study is being conducted to determine safety and the dose of a drug that maximally increases activated TGF(beta) in patients with advanced coronary artery disease. This drug has been provisionally licensed from a third party. Either NeoRx or the third party may terminate at will the further development of this drug.

Products Under Development

    The following table summarizes products under development by NeoRx:


         Product                                 Indication                                Status
------------------------------------    -----------------------------------       ---------------------------------
Cancer Therapy:
  AVICIDIN pretargeted cancer           Treatment of solid tumors, e.g.,          Phase I/II human clinical
     therapy product                    lung cancer, colon cancer,                trials
                                        etc.(1)
Cardiovascular Therapy:
Anti-restenosis
  BIOSTENT agent                        Inhibition of restenosis                  Phase I human clinical trials
Atherosclerosis
  TGF  upregulation                     Treatment of atherosclerosis              Phase I human clinical trials
------------------------------------

(1) The Company's currently planned first indication for this product is for the treatment of small cell lung cancer.

Patents and Proprietary Rights

    The Company's policy is to protect its proprietary technology aggressively. In addition to filing patent applications in the United States for many of its inventions, the Company files patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect important inventions.

    The Company holds a co-exclusive license for the monoclonal antibody used in its cancer imaging and treatment products and also has obtained U.S. and foreign patent protection relating to its cancer imaging products. NeoRx has an exclusive license from Stanford University for a patent issued in the U.S., Europe and Japan that covers the pretargeting technology used in NeoRx's AVICIDIN cancer therapy product under development. The Company has been awarded additional U.S. patents pertaining to its pretargeting technology, and has received notices of allowance in the U.S. on several others; other applications are pending. The Company has also received a notice of allowance in the U.S. for its BIOSTENT technology and has several patent applications pending in both the U.S. and foreign jurisdictions. NeoRx has exclusively licensed from Indiana University a patent covering catheter delivery into blood vessel walls of sustained release therapeutic agents contained within a particulate dosage form. NeoRx is the exclusive assignee of a two U.S. patents granted to its Cambridge collaborators for the use of various TGF(beta) elevating agents to treat a variety of cardiovascular indications and has additional pending applications related to this technology.

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

     As part of NeoRx's ongoing research activities, the Company in the ordinary course seeks assurances that it will own or license any rights that may be necessary or useful to its business. The Company believes that in certain circumstances licensing or cross-licensing arrangements pertaining to the relevant technologies and providing reasonable economic terms may be an expedient way to resolve any potential infringement issues. In other circumstances, such arrangements may not be warranted or obtainable on commercially reasonable terms. In the event it were determined that one or more of the Company's products infringe one or more of such patents, the Company could seek to enter a licensing or cross-licensing arrangement, but there can be no assurance that such an arrangement would be available or, if available, that the terms of such an arrangement would be reasonable.

Competition

    Research and development in cancer and cardiovascular diseases is highly competitive. NeoRx faces competition from emerging companies and established biotechnology, pharmaceutical and chemical companies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical and chemical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the imaging or treatment of cancer, the prevention of restenosis or the treatment of atherosclerosis. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company.

    Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer diagnostic or treatment products, anti- restenosis products or any cancer or atherosclerosis prevention products could render the Company's technology and products under development less competitive, uneconomical or obsolete.

    Timing of market introduction and health care reform, both uncertainties, will affect the competitive position of the Company's products. The Company believes that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, price and patent position.

    Other companies are developing antibody-based cancer imaging products. Conventional radiography, conventional nuclear medicine scanning (including an indium-labeled peptide for neuroendocrine tumors), CT and MRI are already widely available and used by a large number of physicians. These, along with a nuclear medicine test now being marketed, constitute the current competition for use of the Company's VERLUMA lung cancer imaging product.

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

    The Company's anti-restenosis product under development is designed to prevent restenosis of blood vessels following angioplasty where such narrowing is due to vascular remodeling. Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. There is no obligation for the licensor of the drug being studied for TGF upregulation to permit its continued development after the dosing study is completed.

Government Regulation and Product Testing

    The manufacture and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the U.S. and other countries. In the U.S., drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework take a number of years to accomplish and involve the expenditure of substantial resources.

    The steps required before a pharmaceutical agent may be marketed in the U.S. include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials can commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a Biologic License Application ("BLA") or New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the BLA or NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice ("cGMP") regulations enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the U.S., foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

    Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with the FDA regulations regarding Good Laboratory Practice. The results of the preclinical studies are submitted to the FDA as part of an IND and are reviewed by the FDA prior to commencement of human clinical trials. Unless the FDA provides comments to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the FDA authorization to commence clinical trials.

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

    The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA or NDA for approval of the marketing and commercial shipment of the drug. The testing and approval processes are likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require postmarketing testing and surveillance to monitor the safety of the Company's products if it does not view the BLA or NDA as containing adequate evidence of the safety and efficacy of the drug.

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

    Among the conditions for BLA or NDA approval is the requirement that the prospective manufacturers' quality control and manufacturing procedures conform to cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

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

     Early Stage of Product Development; Technological Uncertainty. To date, substantially all of the Company's revenues have consisted of payments received under agreements with corporate partners and from government research contracts, none of which provide for material future funding. The Company has received no revenues to date from product sales, and does not expect to seek United States regulatory approval for sales of its cancer and anti-restenosis treatment products before the year 2000. Royalties from the sale of the VERLUMA diagnostic imaging agent will begin in 1997. The Company's current research and development activities are focused primarily on its proposed therapeutic products, which are in an early stage of development. In preclinical studies the Company's pretargeting technology has shown promise for the treatment of cancer tumors in animals. Results obtained in preclinical studies are not necessarily indicative of results that will be obtained in human clinical trials.

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

    History of Losses; Need for Additional Funds. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several years. These operating losses may fluctuate from period to period. The Company's existing capital resources and interest income thereon are currently expected to be sufficient to fund the Company's operations through the second quarter of 1998. The Company's actual expenditures will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will require substantial additional funds to complete the development of its therapeutic products. Adequate funds for these purposes, whether through additional financings, collaborative arrangements with corporate sponsors or other sources, may not be available when needed or on terms favorable to the Company.

    Dependence on Suppliers. The Company depends on the timely delivery from suppliers of certain materials and services. In connection with its research, preclinical studies and clinical trials, the Company has periodically experienced interruption in the supply of monoclonal antibodies, including the 1990 loss of its former sole supplier of the antibody used in its cancer imaging products. Interruptions in these and other supplies could occur in the future. The Company will need to develop sources for commercial quantities of yttrium-90, the radionuclide used in its proposed cancer therapeutic products, and for the antibody, streptavidin and clearing agent used in the AVICIDIN agent. The catheter used to deliver the Company's proposed anti-restenosis products has not yet been approved for sale by the FDA; commercial use of such catheter depends on receiving such approval. In addition, the Company depends on a supply of the catheter from its manufacturer, and there can be no assurance that the manufacturer will provide a timely and adequate supply of catheters to the Company. Any failure by the manufacturer to timely and adequately supply catheters would have a material adverse effect on the Company's ability to commercialize these products. Also, the drug used in the atherosclerosis clinical trial to raise activated TGF(beta) levels is dependent on a third party both for supply and for agreement to continue testing and commercialization after Phase I.

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

    Competition. Cancer imaging and therapy, and cardiovascular disease product development is highly competitive. There are numerous competitors developing products to detect, stage or treat each of the diseases for which the Company is seeking to develop products. Some competitors have adopted product development strategies similar to the Company's approach of targeting cancer cells by linking radionuclides to monoclonal antibodies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical and chemical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the imaging or treatment of cancer and restenosis. Many major pharmaceutical companies, either alone or through collaboration with smaller companies, have active programs in anti-restenosis therapy. Moreover, metal stents are now being used to hold open the arteries after angioplasty by mechanical means. Several major pharmaceutical companies market a drug from the class of HMG CoA-reductase inhibitors that have been shown to reduce risk of heart attack. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company and may be better equipped than NeoRx to develop, manufacture and market competing products. The Company's competitors already have, or may develop and introduce products that are more effective than those of the Company or that would render the Company's technology and products under development less competitive, uneconomical or obsolete.

    Technological Uncertainties Regarding Human Immune Response to Foreign Proteins. The Company's AVICIDIN cancer therapy product, which is in Phase I/II clinical testing, currently uses a monoclonal antibody of murine (mouse) origin coupled to streptavidin, a protein of bacterial origin. These molecules appear as foreign proteins to the human immune system, which develops its own antibody in response. The HAMA response, or the "human anti-streptavidin antibody" ("HASA") response, may limit the number of doses that may be safely or effectively administered to a patient, thereby limiting a product's efficacy. The Company believes that humanized antibodies may reduce HAMA and that modification of streptavidin may reduce HASA. Gene cloning technology permits splicing of human and murine antibody portions together, thereby yielding humanized molecules. Although the Company has produced a humanized version of the murine antibody used in AVICIDIN agent and has initiated a collaboration to modify streptavidin, there can be no assurance that either would reduce the extent to which HAMA or HASA may limit the effectiveness of the Company's cancer therapy products or that the Company will successfully commercialize products incorporating the humanized antibody.

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

Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. There can be no assurance that clinical trials will be started or completed successfully within any specified time period. Delays in approval can occur for a number of reasons, including the Company's failure to obtain necessary supplies of monoclonal antibodies or other materials or to obtain a sufficient number of available patients to support the claims necessary for regulatory approval. There can be no assurance that requisite FDA approvals will be obtained on a timely basis, if at all, or that any approvals granted will cover all the clinical indications for which the Company may seek approval. Delays or failure to obtain regulatory approval would adversely affect or prevent the marketing of other products developed by the Company and its ability to receive royalty or other product revenues. The manufacture and marketing of drugs are subject to continuing the FDA review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse governmental regulation that might arise from future U.S. or foreign government action.

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

    Reliance on Key Personnel. The Company's success will depend in part on the efforts of certain key scientists and management personnel. Because of the specialized nature of the Company's business, the Company's ability to maintain its competitive position will depend in part on its ability to attract and retain qualified personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of key management or scientific personnel could have an adverse effect on the Company's business. The Company does not maintain key person insurance on any of its scientists or management personnel.

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

Employees

    As of March 7, 1997, the Company had 70 full-time employees and 9 part-time employees, 20 of whom hold Ph.D. degrees and two of whom hold M.D. degrees. Sixty-one employees were engaged in research, development and manufacturing activities and 18 were employed in finance and administration.

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

Item 3. Legal Proceedings

    On June 6, 1996, the United States District Court for the Southern District of New York dismissed all claims against the Company in a purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including 11 publicly traded biotechnology companies, of which one was NeoRx, that had been named in an amended complaint on March 27, 1995. The plaintiffs have not appealed the order. On July 26,1996, the plaintiffs filed a second amended pleading that did not include any claims against the Company. NeoRx is not a defendant in the subject suit.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Company

    Information with respect to the Company's executive officers is set forth below.

                  Name                          Age                  Position with the Company
----------------------------------------      --------      ---------------------------------------------
Paul G. Abrams, M.D., J.D.                       49         President, Chief Executive Officer and
                                                            Director
Richard L. Anderson.                             57         Senior Vice President, Chief Financial
                                                            Officer, Secretary and Treasurer
John M. Reno, Ph.D.                              50         Vice President, Research and Development
Robert W. Schroff, Ph.D., M.B.A.                 42         Vice President and General Manager,
                                                            Cardiovascular Products
Bruce H. Walters                                 53         Vice President, Human Resources


Business Experience

    Dr. Paul G. Abrams is a co-founder of the Company, has been a Director since January 1985 and has been President and Chief Executive Officer since May 1990. He was the Company's Vice President, Medical Affairs from January 1985 through April 1990. From 1981 to 1984, Dr. Abrams held the position of Expert in the Biological Response Modifiers Program of the National Cancer Institute. Dr. Abrams holds J.D., M.D. and B.A. (summa cum laude with exceptional distinction) degrees from Yale University. He is a board-certified internist and medical oncologist and is an Affiliate Associate Professor in the Department of Radiology at the University of Washington.

    Richard L. Anderson became Senior Vice President, Chief Financial Officer, Secretary and Treasurer when hired in January 1997. Mr. Anderson was Vice
President and Controller at Mosaix Inc. (formally called Digital Systems International), a provider of computer telephony integration products and services, from November 1994 to January 1997. From September 1993 to October 1994, Mr. Anderson was Vice President of Finance, Chief Financial Officer and Secretary of Merix Corporation (formally a division of Tektronix Corporation), a manufacturer of printed circuit boards. From April 1982 to August 1993, he was with Tektronix Corporation, a manufacturer of test and measurement instruments, serving in a variety of positions including Director of Corporate Development and Group Controller. Mr. Anderson holds an M.S. degree in Management from Johns Hopkins University, an M.S. degree in Solid State Physics from the University of Maryland, a B.S. in Physics from Bucknell University and is a Certified Public Accountant.

    Dr. John M. Reno has been Vice President, Research and Development since January 1993. He was the Company's Director, Research and Development from May 1991 until December 1992 and Director, Product Development and Manufacturing from November 1986 to April 1989. Dr. Reno joined NeoRx in 1984 as a Senior Scientist. Prior to that time, he held positions as Group Leader with Seragen Inc., and Project Leader with Dow Chemical Company. He holds a Ph.D. degree in Biochemistry from Michigan State University.

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

    Bruce H. Walters has been Vice President, Human Resources since May 1989. From April 1987 to April 1989, he was the Company's Director, Human Resources. From 1985 to 1987, he was Manager, Human Resources for Aviall Inc., a provider of aircraft repair and overhaul services, and from 1984 to 1985, Manager, Management Services of American Hospital Supply Corporation. Mr. Walters holds a B.A. degree in Bacteriology from the University of California at Los Angeles.

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

                                              SALES PRICE
                                          ---------------------
                                            HIGH          LOW
                                          --------      -------
1996:
First Quarter......................       $9 13/16      $6 3/16
Second Quarter.....................        8  1/4        4 5/8
Third Quarter......................        6  3/8        4 3/8
Fourth Quarter.....................        6 13/16       4
1995:
First Quarter......................       $7  1/8       $4 11/16
Second Quarter.....................        7  5/16       4 15/16
Third Quarter......................        7  7/8        4 13/16
Fourth Quarter.....................        7  3/8        4  7/8

    There were approximately 1,005 shareholders of record at December 31, 1996. The Company has not paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data (In thousands, except per share data)

                                                              Years Ended
                                       -----------------------------------------------------------      Three Months Ended
                                                    December 31,                                            December 31,
                                       ------------------------------------------    September 30,      -------------------
                                        1996        1995        1994        1993         1992            1992      1991
                                       ------      ------      ------      ------       ------          ------  -----------
                                                                                                                (unaudited)
Statement of Operations Data:
Contract revenues and fees....        $ 4,784     $   307     $ 1,568     $ 3,676      $ 9,180         $   277     $   119
Operating expenses............         14,763      13,343      12,605      12,334       11,094           2,825       2,665
Loss from operations..........         (9,979)    (13,036)    (11,037)     (8,658)      (1,914)         (2,548)     (2,546)
Net loss......................         (9,001)    (12,271)    (11,144)     (8,536)      (2,763)         (2,425)     (3,688)
Net loss per common share.....        $ (0.68)    $ (0.98)    $ (1.02)    $ (1.10)     $ (0.60)        $ (0.36)    $ (0.78)
Weighted average common shares
  outstanding.................         15,604      13,142      11,616       8,449        6,530           7,303       5,169
Balance Sheet Data:
Cash and cash equivalents.....        $ 2,945     $ 7,182     $ 2,428     $14,347      $12,359         $10,520     $11,094
Short-term investments........         15,322       8,937      14,723      13,421        4,000           2,500       4,168
Working capital...............         17,523      15,245      15,992      26,934       14,463          11,720      14,096
Total assets..................         20,510      18,518      20,035      29,848       18,511          14,943      17,355
Long-term debt................          1,242       1,283       1,212       1,222        1,239           1,236       1,293
Shareholders' equity..........        $17,079     $14,892     $15,841     $26,776      $14,531         $11,740     $13,146
----------

Note: In February 1993, the Company changed its fiscal year-end from September 30 to December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The NeoRx Corporation ("NeoRx" or the "Company") develops biopharmaceutical products for the detection and treatment of human diseases. The Company is no longer considered a company in the development stage as the Company's first product, VERLUMA(TM) Small Cell Lung Cancer Imaging Kit, received marketing approval by the Food and Drug Administration (the "FDA") in August 1996. Sales began in February 1997, from which NeoRx will receive royalties. To date, the Company's revenues have consisted principally of license fees from Boehringer Ingelheim International GmbH ("Boehringer Ingelheim"), payments from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), Sterling Winthrop Inc. and from federal government research contracts. The Company plans to enter into additional collaborative agreements with corporate partners, but does not currently have firm commitments for any such agreements. Expenses incurred have been primarily for research and development activities and administration. Successful future operations depend upon the Company's ability to develop, obtain regulatory approval for and commercialize its products. The Company will require a substantial amount of additional funds to complete the development of most of its products and to fund additional operating losses which the Company expects to incur during the next several years.

Years Ended December 31, 1996, 1995 and 1994

   The Company's revenues in 1996, 1995 and 1994 were $4.8 million, $.3 million and $1.6 million, respectively, and consisted of license fees and payments received under its collaborative and license agreements. Revenues in 1996 and 1994 consisted primarily of license fees of $4.5 million and $1.4 million, respectively, from DuPont Merck for exclusive North American rights to market NeoRx's VERLUMA lung cancer imaging products. As part of the agreement, DuPont Merck also purchased 269,000 shares of Common Stock in October 1994.

   The Company's total operating expenses were $14.8 million, $13.3 million and $12.6 million in 1996, 1995 and 1994, respectively. Of these amounts, research and development expenditures were $9.8 million, $8.7 million and $7.5 million in 1996, 1995 and 1994, respectively. Research and development expenses increased 12% in 1996 and 16% in 1995. The increase in research and development expenses in 1996 and 1995 was primarily due to activities relating to antibody humanization, increased clinical trial activities and a one-time license fee payment in 1995. Approximately 100% of the Company's research and development expenses in 1996 and 1995 were attributable to the Company's self-funded research programs, and approximately 98% were self-funded in 1994. General and administrative expenses were $5.0 million, $4.6 million and $5.1 million in 1996, 1995 and 1994, respectively. General and administrative expenses increased 8% in 1996 and decreased 9% in 1995. The increase in general and administrative expenses in 1996 was principally due to patent filing costs and other legal expenses associated with collaborative agreements. The decrease in general and administration expenses in 1995 resulted primarily from reduced legal fees and costs associated with the Company's patent enforcement suit against and counterclaim by Immunomedics, Inc. which was settled in 1994.

   Investment and interest income was $1.1 million, $1.0 million and $.9 million in 1996, 1995 and 1994, respectively. The increase in 1996 and 1995 was primarily due to higher average cash balances resulting from sales of Common and Preferred Stock. Interest expense was $.1 million in 1996, 1995 and 1994.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

   The Company's operations have been financed primarily by funds raised through the issuance of equity securities and amounts received under manufacturing and marketing licenses. Sales of the Company's Common and Preferred Stock raised an aggregate of $21.2 million and cash fees received from license agreements totaled $5.9 million during the past three years.

   The Company has invested $.7 million in equipment, furniture and leasehold improvements over the past three years, primarily to support its research and manufacturing activities. As of December 31, 1996, the Company was committed to spending approximately $2.2 million pursuant to operating and capital lease obligations.

   The Company has no material commitments for capital expenditures. The Company's strategy is to form corporate alliances with pharmaceutical companies to provide for the manufacture of its products under development, thereby avoiding the need to make significant investments in production capacity.

   During 1996, total cash, cash equivalents and short-term investments increased $2.1 million and improved the Company's current ratio to 9.0 from 7.5. The increases were primarily due to the receipt of a $4.5 million license fee payment and stock sales.

   In January 1996, the Company issued 370,000 shares of Common Stock and 47,000 shares of Series 2 Convertible Preferred Stock in private transactions and received net proceeds of $6.6 million. In October 1995, the Company registered 650,000 shares of Common Stock to be sold from time to time. During 1996, the Company issued 464,000 shares and received net proceeds of $3.8 million, and during 1995, the Company issued 186,000 shares and received net proceeds of $1.2 million. Also during 1995, the NeoRx received net proceeds of $8.3 million from the sale of 1.4 million units consisting of Common Stock and three-year warrants. In October 1994, the Company received $2.0 million from DuPont Merck, for which DuPont Merck received VERLUMA marketing rights in North America and 269,000 shares of NeoRx Common Stock.

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

   The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through the second quarter of 1998. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

Item 8.  Financial Statements and Supplementary Data


                                                                                   Page
                                                                                  Numbers
                                                                                  -------
Report of Independent Public Accountants.....................................        20
Balance Sheets - December 31, 1996 and 1995..................................        21
Statements of Operations - For the Years Ended December 31, 1996, 1995               22
and 1994.....................................................................
Statements of Cash Flows - For the Years Ended December 31, 1996, 1995               23
and 1994.....................................................................
Statements of Shareholders' Equity - For the Years Ended December 31,                24
1996, 1995 and 1994..........................................................
Notes to Financial Statements................................................        25


     All financial schedules are omitted since the required information is applicable or has been presented in the financial statements and the notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of NeoRx Corporation:

    We have audited the accompanying balance sheets of NeoRx Corporation, a Washington corporation, as of December 31, 1996 and 1995, and the related statements of operations, cash flows and shareholders' equity for each of the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP
                                                      Seattle, Washington
                                                      February 25, 1997



                                                NEORX CORPORATION
                                                  BALANCE SHEETS
                                         (In thousands, except share data)
                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                    1996         1995
                                                                                 ---------    ---------
                                      ASSETS
Current assets:
Cash and cash equivalents....................................................    $   2,945    $   7,182
Short-term investments ......................................................       15,322        8,937
Inventories .................................................................          600          538
Prepaids and other ..........................................................          845          931
                                                                                 ---------    ---------
               Total current assets .........................................       19,712       17,588
                                                                                 ---------    ---------
Facilities and equipment, at cost:
Equipment and furniture .....................................................        3,744        3,498
Leasehold improvements ......................................................        3,237        3,233
                                                                                 ---------    ---------
                                                                                     6,981        6,731
Less: accumulated depreciation and amortization  ............................       (6,295)      (5,914)
                                                                                 ---------    ---------
     Facilities and equipment, net ..........................................          686          817
                                                                                 ---------    ---------
Other assets ................................................................          112          113
                                                                                 ---------    ---------
                                                                                 $  20,510    $  18,518
                                                                                 =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ............................................................    $   1,235    $   1,511
Accrued liabilities .........................................................          910          531
Deferred revenue ............................................................           --          250
Current portion of capital leases ...........................................           44           51
                                                                                 ---------    ---------
               Total current liabilities ....................................        2,189        2,343
                                                                                 ---------    ---------
Non-current liabilities:
Convertible subordinated debentures, 9 3/4% .................................        1,195        1,195
Capital leases, less current portion ........................................           47           88
                                                                                 ---------    ---------
               Total non-current liabilities ................................        1,242        1,283
                                                                                 ---------    ---------
Commitments and contingencies
Shareholders' equity:
Series preferred stock, $.02 par value, 3,000,000 shares authorized:
          Convertible exchangeable preferred stock, Series 1,
               208,000 shares issued and outstanding, and
          Convertible preferred stock, Series 2,
               7,000 and -0- shares issued and outstanding, respectively ....            4            4
Common stock, $.02 par value, 60,000,000 shares authorized,
     16,451,000 and 14,359,000 shares issued and outstanding, respectively ..          329          287
Additional paid-in capital ..................................................      140,789      128,098
Deferred compensation .......................................................           --         (139)
Accumulated deficit .........................................................     (124,043)    (113,358)
                                                                                 ---------    ---------
               Total shareholders' equity ...................................       17,079       14,892
                                                                                 ---------    ---------
                                                                                 $  20,510    $  18,518
                                                                                 =========    =========

                 The accompanying notes are an integral part of these financial statements.

                                                NEORX CORPORATION
                                            STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)



                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1996        1995        1994
                                                                                --------    --------    --------
Revenues:
Contract revenues and fees ..................................................   $  4,784    $    307    $  1,568
                                                                                --------    --------    --------
Operating expenses:
Research and development ....................................................      9,758       8,690       7,464
General and administrative ..................................................      5,005       4,653       5,141
                                                                                --------    --------    --------
          Total operating expenses ..........................................     14,763      13,343      12,605
                                                                                --------    --------    --------
Loss from operations ........................................................     (9,979)    (13,036)    (11,037)
Other income (expense):
   Investment and interest income, net ......................................      1,120       1,002         908
   Interest expense .........................................................       (142)       (140)       (127)
   Litigation expense, net ..................................................         --         (97)       (888)
                                                                                ========    ========    ========
Net loss ....................................................................   $ (9,001)   $(12,271)   $(11,144)
                                                                                ========    ========    ========
Preferred stock dividends ...................................................     (1,684)       (597)       (725)
                                                                                --------    --------    --------
Net loss applicable to common shares ........................................   $(10,685)   $(12,868)   $(11,869)
                                                                                ========    ========    ========
Net loss per common share....................................................   $   (.68)   $   (.98)   $  (1.02)
                                                                                ========    ========    ========
Weighted average common  shares outstanding .................................     15,604      13,142      11,616
                                                                                ========    ========    ========







                 The accompanying notes are an integral part of these financial statements.

                                                NEORX CORPORATION
                                            STATEMENTS OF CASH FLOWS
                                                 (In thousands)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1996        1995        1994
                                                                                --------    --------    --------
Cash flows from operating activities:
  Net loss ..................................................................   $ (9,001)   $(12,271)   $(11,144)
                                                                                --------    --------    --------
     Adjustments to reconcile net loss to net cash
        (used in) operating activities:
        Depreciation and amortization .......................................        381         402         290
        (Increase) decrease in inventories ..................................        (62)       (145)        108
        (Increase) decrease in prepaids and other assets ....................        119         699        (922)
        Increase in accounts payable and accrued
          liabilities .......................................................        432         844       1,120
        Increase (decrease) in deferred revenue .............................       (250)         --          48
        Compensation expense on stock awards
          and options .......................................................        167         184         204
        Common stock for consulting services ................................        290         239          --
                                                                                --------    --------    --------
            Total adjustments ...............................................      1,077       2,223         848
                                                                                --------    --------    --------
  Net cash used in operating activities .....................................     (7,924)    (10,048)    (10,296)
                                                                                --------    --------    --------

Cash flows from investing activities:
  Proceeds from (purchases of) short-term
       investments, net .....................................................     (6,385)      5,786      (1,302)
  Facilities and equipment purchases ........................................       (250)       (129)       (280)
                                                                                --------    --------    --------
  Net cash provided by (used in) investing activities .......................     (6,635)      5,657      (1,582)

Cash flows from financing activities:
  Proceeds from sale of common stock and warrants ...........................      5,767       9,215         635
  Proceeds from sale of preferred stock .....................................      4,418          --          --
  Repayments of capital lease obligations ...................................        (48)        (35)        (44)
  Proceeds from stock options exercised .....................................        693         423          95
  Preferred stock dividends .................................................       (508)       (458)       (727)
                                                                                --------    --------    --------
  Net cash provided by (used in) financing activities .......................     10,322       9,145         (41)
                                                                                --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents ...............................................................     (4,237)      4,754     (11,919)
Cash and cash equivalents:
  Beginning of period .......................................................      7,182       2,428      14,347
                                                                                --------    --------    --------
  End of period .............................................................   $  2,945    $  7,182    $  2,428
                                                                                ========    ========    ========


                 The accompanying notes are an integral part of these financial statements.



                                                                     NEORX CORPORATION
                                                            STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (In thousands, except per share data)

                                                                             Additional                                  Total
                                     Number      Par    Number      Par       Paid-In      Deferred     Accumulated   Shareholders'
                                    of Shares   Value  of Shares   Value      Capital    Compensation     Deficit        Equity
                                    ---------   -----  ---------   -----     ----------  ------------  ------------   -------------
Balance, December 31, 1993 .........      298    $  6     11,543    $231      $ 114,779     $(325)      $ (87,915)      $  26,776
Sale of common stock ($2.36 per
share) .............................       --      --        269       5            630        --              --             635
Exercise of stock options
($1.50-$2.94 per share) ............       --      --         35       1             94        --              --              95
Issuance of restricted common
stock to employees ($6.00-$6.38
per share) .........................       --      --         18      --            111        --              --             111
Amortization of deferred
compensation .......................       --      --         --      --             --        93              --              93
Preferred stock dividends ($2.44
per share) .........................       --      --         --      --             --        --            (725)           (725)
Net loss ...........................       --      --         --      --             --        --         (11,144)        (11,144)
                                         ----    ----    -------    ----      ---------     -----       ---------       ---------
Balance, December 31, 1994 .........      298       6     11,865     237        115,614      (232)        (99,784)         15,841
Sale of common stock and
warrants ...........................       --      --      1,700      34          9,181        --              --           9,215
Exercise of stock options
($1.50-$3.75 per share) ............       --      --        219       4            419        --              --             423
Issuance of common stock in
payment of expenses
($5.71-$6.25 per share) ............       --      --        321       6          1,932        --              --           1,938
Exchange of preferred stock for
common stock .......................      (90)     (2)       225       5            703        --            (706)             --
Issuance of compensatory stock
options ($5.13 per share) ..........       --      --         --      --             91        --              --              91
Amortization of deferred
compensation .......................       --      --         --      --             --        93              --              93
Preferred stock dividends ($2.44
per share) .........................       --      --         29       1            158        --            (597)           (438)
Net loss ...........................       --      --         --      --             --        --         (12,271)        (12,271)
                                         ----    ----    -------    ----      ---------     -----       ---------       ---------
Balance, December 31, 1995 .........      208       4     14,359     287        128,098      (139)       (113,358)         14,892
Sale of common stock ($6.00-$9.42
per share) .........................       --      --        803      16          5,751        --              --           5,767
Sale of preferred stock ($100.00 per
share) .............................       47       1         --      --          4,417        --              --           4,418
Exercise of stock options
($1.50-$6.38 per share) ............       --      --        281       6            719        --              --             725
Issuance of common stock in payment
of expenses ($5.50-$7.87) per share        --      --        116       2            691        --              --             693
Exchange of preferred stock for
common stock .......................      (40)     (1)       860      17            (16)       --              --              --
Amortization of deferred
compensation .......................       --      --         --      --             --        139             --             139
Preferred stock dividends ..........       --      --         32       1          1,129         --         (1,684)           (554)
Net loss ...........................       --      --         --      --             --         --         (9,001)         (9,001)
                                         ----    ----    -------    ----      ---------      -----       ---------       ---------
Balance, December 31, 1996 .........      215    $  4     16,451    $329      $ 140,789      $  --       $(124,043)      $  17,079
                                         ====    ====    =======    ====      =========      =====       =========       =========






                 The accompanying notes are an integral part of these financial statements.

                               NEORX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  The Company

     NeoRx Corporation ("NeoRx" or the "Company"), incorporated in the state of Washington, develops biopharmaceutical products for the detection and treatment of human diseases. The Company is no longer considered a company in the development stage and will therefore no longer present results of operations and cash flows for the period from inception. The Company's first product, VERLUMA(TM) Small Cell Lung Cancer Imaging Kit, received marketing approval by the Food and Drug Administration (the "FDA") in August 1996. Sales began in February 1997, from which NeoRx will receive royalties. The Company's revenues have consisted principally of license fees from Boehringer Ingelheim International GmbH ("Boehringer Ingelheim"), payments from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), Sterling Winthrop Inc. and from federal government research contracts. The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel, availability of raw materials, determination of the patentability of the Company's products and processes and approval by the FDA before the Company's products may be sold domestically. Expenses incurred have been primarily for research and development activities and administration. Successful future operations depend upon the Company's ability to develop, obtain regulatory approval for and commercialize its products. The Company will require a substantial amount of additional funds to complete the development of most of its products and to fund additional operating losses which the Company expects to incur during the next several years.

NOTE 2.  Summary of Significant Accounting Policies

     Cash Flows. For the purpose of the accompanying Statements of Cash Flows, the Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

     No capital lease obligations were incurred during the years ended December 31, 1996 and 1994. Capital lease obligations incurred to acquire equipment were $143,000 in 1995.

     Interest paid by the Company was $143,000, $141,000 and $127,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In January 1996, the Company sold approximately 47,000 shares Series 2 Convertible Preferred Stock, $.02 par value per share ("Series 2 Preferred Stock") at a stated value of $100 per share that may be converted into Common Stock valued at $120.50. A non-cash dividend charge of $956,000 was recognized by the Company in 1996 for the amount of the excess of the conversion value over the stated value.

     During the year 1996, the Company exchanged 40,000 shares of Series 2 Preferred Stock and paid accrued dividends by issuing 892,000 shares of Common Stock. In June 1995, the Company exchanged 90,000 shares of Convertible Exchangeable Preferred Stock, Series 1, $.02 par value per share ("Series 1 Preferred Stock") and paid accrued dividends by issuing 254,000 shares of Common Stock.

     Estimates and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

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

    Net Loss Per Common Share. Net loss per common share is computed after deduction of preferred stock dividends and is based upon the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents include shares issuable upon the exercise of outstanding warrants or stock options, but are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.

NOTE 3.  Short-Term Investments

     Short-term investments consisted of the following (in thousands):

                                                       DECEMBER 31,
                                                 ------------------------
                                                  1996             1995
                                                 -------          -------
Federal government and agency securities ....     $9,485           $6,988
Corporate debt securities ...................      5,837            1,949
                                                 -------           ------
                                                 $15,322           $8,937
                                                 =======           ======


     As of December 31, 1996, the Company considers that all short-term investments as held-to-maturity securities and amortized cost approximates fair value. All securities mature within one year.

NOTE 4.  Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                   ----------------------
                                                   1996              1995
                                                   -----            -----
Compensation ................................       $781             $450
Preferred stock dividends ...................         88               42
Interest ....................................          9                9
Other .......................................         32               30
                                                    ----             ----
                                                    $910             $531
                                                    ====             ====


                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5.  Leases

     The Company leases certain equipment under capital leases which expire on various dates through 1999. The total amount of equipment under capital leases included in facilities and equipment on the accompanying balance sheets was $294,000 at December 31, 1996 and 1995, and accumulated amortization applicable to such leases was $184,000 and $122,000 at December 31, 1996 and 1995, respectively.

     The lease for the Company's principal location expires in 2001 and contains one five-year renewal option. Total rent payments under operating leases were $515,000, $450,000 and $418,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     Minimum lease payments and the present value of capital lease obligations as of December 31, 1996, were as follows (in thousands):


                                                        Operating    Capital
YEAR                                                       Leases     Leases
----                                                    ---------    -------
1997 ................................................       $ 501        $48
1998 ................................................         501         44
1999 ................................................         501          5
2000 ................................................         476          -
2001 ................................................         167          -
Thereafter ..........................................           -          -
                                                           ------       ----
     Total minimum lease payments ...................      $2,146         97
                                                           ======
Less: amount representing interest
 (5% - 12% annual interest rates) ...................                     (6)
                                                                        ----
      Present value of capital lease obligations ....                     91
Less: current portion of capital leases .............                    (44)
                                                                         ---
      Obligations under capital leases, non-current..                    $47
                                                                         ===


NOTE 6.  Revenues

     In 1996, the Company recorded as revenue a $4,500,000 milestone payment from DuPont Merck upon FDA approval to market VERLUMA in the United States. In October 1994, the Company entered into a marketing agreement with DuPont Merck, under which DuPont Merck received exclusive North American rights to market NeoRx's VERLUMA lung cancer imaging product that incorporates the NR-LU-10 antibody, and 269,000 shares of Common Stock. In exchange, NeoRx received $2,000,000, of which the excess of the fair value of the shares of Common Stock issued was recorded as revenue. The Company will receive royalties on sales of the product.

NOTE 7.  Convertible Subordinated Debentures

     The Company has outstanding $1,195,000 principal amount of Convertible Subordinated Debentures, 9 3/4% (the "Debentures"), that will be retired June 1, 2000. The Debentures are convertible at the option of the holder into the Company's Common Stock at a conversion price of $25.73 per share, subject to adjustment under certain conditions. Interest is payable semi-annually on June 1 and December 1. The Debentures are redeemable, in whole or in part, at any time, at the option of the Company at 102.9% of par,

                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

reducing to par by 1999, together with accrued interest. The Debentures are subordinated in right of payment to any outstanding senior indebtedness of the Company, as defined in the indenture.

NOTE 8.  Contingencies

     Litigation. On June 6, 1996, the United States District Court for the Southern District of New York dismissed claims against NeoRx in a purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including 11 publicly traded biotechnology companies, of which one was NeoRx, that had been named in an amended complaint on March 27, 1995. The plaintiffs have not appealed the order. On July 26, 1996, the plaintiffs filed a second amended pleading which did not include any claims against the Company. NeoRx is not a defendant in the subject suit.

     Product Liability. The testing, manufacturing, marketing and sale of human healthcare products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company has product liability insurance coverage of $10,000,000 for aggregate claims that may arise from the use of its products.

NOTE 9.  Shareholders' Equity

     Common Stock Transactions. During 1996, the Company issued 919,000 shares of Common Stock and received net proceeds and services valued at $6,460,000. During 1995, the Company issued 186,000 shares and received net proceeds of $1,155,000. In April and September 1995, the Company sold 1,557,000 shares of Common Stock and 1,635,000 three-year warrants to purchase 409,000 shares of Common Stock, exercisable at a price of $5.31 per share. Net proceeds amounted to $8,309,000. In October 1994, the Company issued to DuPont Merck 269,000 shares of Common Stock in connection with the VERLUMA marketing license agreement.

     During 1996, the Company exchanged 40,000 shares of Series 2 Preferred Stock for 860,000 shares of Common Stock and paid accrued dividends on the shares valued at $174,000 by issuing 32,000 shares of Common Stock. In June 1995, the Company exchanged 90,000 shares of Series 1 Preferred Stock for 225,000 shares of Common Stock and paid accrued dividends on those shares valued at $159,000 by issuing 29,000 shares of Common Stock.

     Preferred Stock Transactions. Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors (the "Board"), payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of Common Stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.73 per share, decreasing to $25.00 per share by 1999. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances.

     In June 1995, the Company exchanged 90,000 shares of Series 1 Preferred Stock for 225,000 shares of Common Stock. (See "Common Stock Transactions" above.)

     Holders of Series 2 Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum compounded quarterly on the $100 per share stated value of the Series 2 Preferred Stock. The dividend is payable, in cash or Common Stock at the Company's option, at the time the Series 2 Preferred Stock is redeemed or converted into Common Stock. The Series 2 Preferred Stock is redeemable at the

                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

option of the Company at $120.50 per share. Each share of the Series 2 Preferred Stock is convertible at the option of the holder into the number of shares of Common Stock determined by dividing $120.50 by the average stock market closing bid price of the Common Stock for the five trading days prior to the day of conversion, but not less than $4.41 nor more than $8.36 per share. The discount to be realized by the difference between the conversion value and the stated value of the Series 2 Preferred Stock issued was recognized by the Company as a non-cash dividend charge of $956,000. The holders of the Series 2 Preferred Stock have no voting rights, except in limited circumstances. The Series 2 Preferred Stock ranks junior to the Company's Series 1 Preferred Stock, as to dividends, distributions and payments in liquidation.

    In January 1996, the Company issued 47,000 shares of Series 2 Preferred Stock and received net proceeds of $4,418,000. During 1996, 40,000 shares of Series 2 Preferred Stock were converted to 860,000 shares of Common Stock. (See "Common Stock Transactions" above.)

    Shareholders' Rights Plan. On April 10, 1996, the Board adopted a Shareholders' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The Board declared a dividend to holders of the Company's Common Stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right (the "Right") for each outstanding share of the Common Stock. The Right is exercisable 10 days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding Common Stock by a person or group of affiliated persons. Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $40, subject to adjustment. The Rights expire April 10, 2006. The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend $1 per share and has liquidation provisions. Each share of Series A Preferred Stock has 100 votes, and will vote with the Common Stock. Prior to the acquisition by a person or group of 20% of the outstanding Common Stock, the Board may redeem each Right at a price of $.001.

    In lieu of exercising the Right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the Right, other than the acquiring person or group, may purchase for $40, that number of the Company's Common Stock having a market value of twice that price.

    The Board may, without further action by the shareholders of the Company, issue preferred stock in one or more series and fix the rights and preferences thereof, including dividend rights, dividend rates, conversion rates, voting rights, terms of redemption, redemption price or prices, liquidation preferences and the number of shares constituting any series or the designations of such series.

    Stock Options. The Company has two stock option plans, the 1994 Stock Option Plan (the "1994 Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after December 15, 1995. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123.

                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

    Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net loss" and "Net loss per common share" would have increased to the following pro forma amounts for the years ended December 31, 1996 and 1995 (in thousands, except per share data):

                                                         1996           1995
                                                        -------       --------
Net loss...................     As reported .......     $(9,001)      $(12,271)
                                Pro forma ...........    (9,503)       (12,364)

Net loss per common share..     As reported .........     $(.68)         $(.98)
                                Pro forma ...........      (.72)          (.99)

    Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The 1994 Plan authorizes the Board or an Option  Committee  appointed by the
Board to grant options to purchase a maximum of 2,500,000 shares of Common Stock. The 1994 Plan replaced the 1984 Stock Option Plan that expired November 1, 1994. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant. In general, two-thirds of the option grants become exercisable in increments at a rate of 25% per year over a four-year period from the grant date, and the remaining one-third becomes exercisable over a period of one to nine years from the grant date unless accelerated by the Option Committee. The exercise price of options granted under the 1994 Plan is equal to the fair market value of the Common Stock at the date of grant. As of December 31, 1996, there were 424,000 shares of Common Stock available for issuance under the 1994 Plan.

    In October 1996, the Company canceled and reissued at an exercise price range of $5.13 - $5.25 per share, the fair market value of the Common Stock on the date of cancellation, all options held by non-executive employees with exercise prices greater than the price range of $5.13 - $5.25 per share.

    The Directors Plan, as amended at its 1994 Annual Meeting of Shareholders, authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 1996, there were 134,000 shares of Common Stock available for issuance under the Directors Plan.

                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

    Information relating to activity under the Company's stock option plans is as follows (in thousands, except per share data):

                                                      1996                     1995                      1994
                                             -----------------------   ----------------------    ------------------------
                                                          Weighted                Weighted                    Weighted
                                               Number      Average       Number    Average         Number      Average
                                             of Shares   Share Price   of Shares  Share Price    of Shares   Share Price
                                             ---------   -----------   ---------  -----------    ---------   ------------
Outstanding at beginning of year .....           2,911        $4.85       2,985        $4.61        1,003         $9.20
Granted ..............................             994         6.19         174         5.35        2,657          3.92
Exercised ............................            (281)        2.62        (219)        1.93          (35)         2.67
Canceled .............................            (815)        6.35         (29)        4.98         (640)        13.61
                                                 -----        -----       -----       ------         -----        -----
Outstanding at end of year ...........           2,809        $5.11       2,911        $4.85         2,985        $4.61
                                                 =====        =====       =====        =====         =====        =====

Exercisable at end of year ...........           1,267        $6.03       1,104        $6.86           769        $6.75
                                                 =====        =====       =====        =====         =====        =====


     Information relating to stock options outstanding and stock options exercisable at December 31, 1996 is as follows (in thousands, except per share data):


                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------  -----------------------
                                                          Weighted
                                                           Average       Weighted                 Weighted
                                                Number    Remaining       Average     Number       Average
RANGE OF EXERCISE PRICES                      of Shares  Life in Years  Share Price  of Shares   Share Price
------------------------                     ----------  -------------  -----------  ---------   -----------
$1.50 - $3.75 ........................          1,506        7.4         $2.92          703         $2.85
$4.75 - $6.38 ........................            689        8.7          5.34           211         5.75
$7.00 - $21.75 .......................            614        7.0         10.25           353        12.54
                                                -----        ---         -----         -----        -----
                                                2,809        7.6         $5.11         1,267        $6.03
                                                =====        ===         =====         =====        =====

     The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 1996 was $3.66 per share using the assumptions of expected volatility of 70%, expected option lives of five to ten years and risk-free rates of interest of 6.5 - 6.7%. During 1995, the weighted average grant-date fair value of stock options granted was $3.74 per share using the assumptions of expected volatility of 70%, expected option lives of five to ten years and risk-free rates of interest of 6.0 - 6.2%.

     Warrants. In connection with financing transactions in April and September 1995, the Company issued 1,635,000 three-year warrants to purchase 409,000 shares of Common Stock, exercisable at a price of $5.31 per share. The warrants expire in April 1998.

In September 1992, the Company issued Common Stock purchase warrants to Boehringer Ingelheim to acquire 250,000 shares of Common Stock at a per share exercise price of $15.84 and to acquire 375,000 shares of Common Stock at a per share exercise price of $21.12. The warrants expire in September 1997.

                               NEORX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10.  Federal Income Taxes

     Federal income taxes are determined using an asset and liability approach.

     The components of the deferred tax asset were as follows (in thousands):

                                                           DECEMBER 31,
                                                      ----------------------
                                                       1996           1995
                                                      -------        -------
Net operating loss carryforwards ................     $18,900        $16,700
Research and development credits ................         900            600
Amortization and depreciation ....................        600            600
Other ...........................................         500            600
                                                      -------        -------
     Deferred tax asset .........................      20,900         18,500
Deferred tax asset valuation allowance ..........     (20,900)       (18,500)
                                                      -------        -------
     Net deferred taxes .........................     $    --        $    --
                                                      =======        =======


     The Company has established a valuation allowance equal to the amount of the deferred tax asset because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax asset. Accordingly, no tax benefits have been recorded in the accompanying Statements of Operations.

     The Company's net operating loss carryforwards expire during the period from 1999 to 2011. During 1994, the Company experienced sufficient changes in ownership such that the amount of net operating loss carryforwards and research and development carryforwards available to be used in any given year will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This limitation will result in the expiration of approximately $43,000,000 of the Company's net operating loss carryforwards and $2,400,000 of the research and development credit carryforwards. Accordingly, the deferred tax asset and related valuation allowance related to these carryforwards were reduced in 1994 by approximately $17,000,000.

NOTE 11.  Subsequent Events

     In February 1997, the Company's marketing partner, DuPont Merck, began sales of VERLUMA Small Cell Lung Cancer Imaging Kit, the Company's first product, from which NeoRx will receive royalties.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    (a) Directors. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

    (b) Executive Officers. The information with respect to executive officers required by this item is incorporated herein by reference to pages 14 and 15 of this Form 10-K.

    (C) Compliance With Section 16(a) of the Exchange Act. The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 11.  Executive Compensation

    The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation," "Stock Options," "Option Exercises in 1996 and Year-End Value Table," "Report of the Compensation Committee on Executive Compensation," "Stock Price Performance Graph," "Compensation of Directors" and "Employment Agreements, Termination of Employment and Change of Control Agreements" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1)   Financial Statements - See Index to Financial Statements.

    (a) (2)   Financial Statement Schedules - Not applicable.

    (a) (3)   Exhibits - See Exhibit Index filed herewith.

    (b)    Reports on Form 8-K - Not applicable.

    (C)     Exhibits - See Exhibit Index filed herewith.


                                     EXHIBIT INDEX


                                                                                    Page Number
                                                                                 or Incorporation
 EXHIBIT                              Description                                 By Referecnce To
 -------                   ----------------------------------                    ------------------
    3.1(a) Restated Articles of Incorporation                                           *
    3.1(b) Amendment to Restated Articles of Incorporation filed with the
           Washington Secretary of State on March 15, 1990                             ***
    3.1(c) Articles of Amendment, dated November 6, 1991, to Articles of
           Incorporation                                                               ****
    3.1(d) Articles of Amendment of NeoRx Corporation dated January 25, 1996          +++++
    3.1(e) Restated Articles of Incorporation, dated April 29, 1996                     39
    3.2    Bylaws, as amended, of the registrant                                       ***
    4.1    Form of Indenture, dated as of June 1, 1989, between NeoRx
           Corporation and First Interstate Bank of Washington, N.A., as
           trustee                                                                      **
    4.2    Statement of Rights and Preferences relating to Convertible
           Exchangeable Preferred Stock Series 1, par value $0.02 per share            ***
    4.3    Specimen Warrant Certificate                                                +++
    4.4    Form of Purchase Agreements dated as of April 18, 1995 between NeoRx
           Corporation and the Purchasers                                              +++
    4.5    Form of Purchase Agreements dated as of January 30, 1996 between
           NeoRx Corporation and the Purchasers                                        ++++
   4.6     Rights Agreement, dated April 10, 1996, between NeoRx Corporation
           and First Interstate Bank of Washington, N.A.                              ++++++
   10.1    1994 Stock Option Plan                                                       ++
   10.2    Option and Development Agreement, dated September 5, 1985, between
           NeoRx Corporation and Merck Frosst Canada, Inc                               *
   10.3    Amendment, dated May 4, 1989, to Option and Development Agreement
           between NeoRx Corporation and Merck Frosst Canada, Inc                       **
   10.4    Lease Agreement for 410 West Harrison facility, dated February 15,
           1996,  between NeoRx Corporation and Diamond Parking, Inc                  +++++
   10.5    1991 Stock Option Plan for  Non-Employee  Directors,  as amended             ++
   10.6    1991 Restricted Stock Option Plan                                          *****
   10.7    Stock and Warrant Purchase Agreement, dated as of September 11,
           1992, between NeoRx Corporation and Boehringer Ingelheim
           International GmbH                                                                       *****
   10.8    Amendment to Stock and Warrant Purchase Agreement, dated as of
           September 17, 1992, between NeoRx Corporation and Boehringer
           Ingelheim International GmbH                                                 +
   10.9    Second Amendment to Stock and Warrant Purchase Agreement, dated as of
           September  29,  1993,   between  NeoRx   Corporation  and  Boehringer
           Ingelheim International GmbH                                                 +
  10.10    Development and License Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
           GmbH                                                                       *****
  10.11    First Amendment to Development and License Agreement, dated September
           22, 1994, between NeoRx Corporation and Boehringer Ingelheim
           International GmbH                                                           ++
  10.12    Second Amendment to Development and License Agreement, dated October
           31, 1994, between NeoRx Corporation and Boehringer Ingelheim
           International GmbH                                                           ++
  10.13    Technology License Agreement, dated as of September 11, 1992, between
           NeoRx Corporation and Boehringer Ingelheim International GmbH              *****
  10.14    License Agreement, dated as of September 18, 1992, between NeoRx
           Corporation and Sterling Winthrop Inc                                      *****
  10.15    Collaboration and License Option Agreement, dated August 10, 1992,
           between NeoRx Corporation and Organon International B.V.                   *****
  10.16    Contract  for Support of Research  Project,  effective  as of July 1,
           1992, between NeoRx Corporation and the Curators of the University of
           Missouri                                                                   *****







                                                                                    Page Number
                                                                                 or Incorporation
 EXHIBIT                           Description                                    By Reference To
 -------                    --------------------------------                     ------------------

  10.17    Amendment No. 1 to Contract for Support of Research Project,
           effective as of July 1, 1993, between NeoRx Corporation and the
           Curators of the University of Missouri                                       +
  10.18    Agreement, dated as of December 15, 1995                                     ++
  10.19    License Option Agreement, dated June 1, 1991, between NeoRx
           Corporation and the UAB Research Foundation                                  +
  10.20    Research Agreement (With Option to License), dated February 8, 1993,
           between NeoRx Corporation and Southern Research Institute                    +
  10.21    Consulting Agreement, effective March 15, 1993, between NeoRx
           Corporation and Oxford Molecular Inc                                         +
  10.22    Agreement, dated as of August 1, 1993, between NeoRx Corporation and
           Avalon Medical Partners                                                      +
  10.23    Registration Rights Agreement, dated September 1993, between NeoRx
           Corporation and Avalon Medical Partners                                      +
  10.24    Consulting Agreement, dated as of July 7, 1993, between NeoRx
           Corporation and Dr. Fred Craves                                              +
  10.25    Amendment to consulting agreement, dated May 9,1995 between NeoRx
           Corporation and Dr. Fred Craves                                            +++++
  10.26    Engagement letter, dated as of June 22, 1993, between NeoRx
           Corporation and the Placement Agents                                       ******
  10.27    Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
           and the Purchasers or representatives thereof                              ******
  10.28    Stock Purchase Agreement, dated as of October 5, 1994, between NeoRx
           Corporation and The DuPont Merck Pharmaceutical Company                      ++
  10.29    License Agreement, dated as of October 5, 1994, between NeoRx
           Corporation and The DuPont Merck Pharmaceutical Company                      ++
  10.30    Supply Agreement, dated November 10, 1994, between Cordis Corporation
           and NeoRx Corporation                                                        ++
  10.31    License Agreement, effective as of October 12, 1994, between Indiana
           University Foundation and NeoRx Corporation, as amended                      ++
  10.32    Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University, as
           amended                                                                      ++
  10.32(a) Amendment No. 3, dated November 15, 1995, to Contract between NeoRx
           Corporation and the Board of Trustees of the Leland Stanford Junior
           University                                                                  ++
  10.33    Research Collaboration Agreement, dated September 1, 1995, between
           NeoRx Corporation and biosys, Inc                                            ++
  10.34    Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund, Ltd.
           and SBSF Biotechnology Partners                                             ++++
  10.35    Indemnification Agreement                                                    #
  10.36    Change of Control Agreement                                                  ##
  10.37    Form of Key Executive Severance Agreement                                    ##
   23.1    Consent of Arthur Andersen LLP                                               82

--------   ----------

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



******     Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
           No. 33-64992) effective August 25, 1993 and incorporated herein by reference.
+          Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration
           No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
++         Filed as an exhibit to the  Company's  Form 10-K for the fiscal  year ended December 31, 1994 and incorporated herein by reference.
+++        Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
           No. 33-60029) effective August 8, 1994 and incorporated herein by reference.
++++       Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration
           No. 333-00785) effective February 7, 1996 and incorporated herein by reference.
+++++      Filed as an  exhibit  to the  Company's  Form 10-K for the Year Ended
           December 31, 1995 and incorporated herein by reference.
++++++     Filed as an exhibit to the Company's  Registration  Statement on Form
           8-A, dated April 15, 1996 and incorporated herein by reference.
#          Filed as an exhibit to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996
           and incorporated herein by reference.
##         Filed as an  exhibit  to the  Company's  Form 10-Q for the  Quarterly
           Period Ended June 30, 1996 and incorporated herein by reference.
++          Confidential treatment requested



                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEORX CORPORATION
                                   (Registrant)

                                   By/s/    RICHARD L. ANDERSON
                                   -------------------------------------------
                                              Richard L. Anderson
                                          Senior Vice President, Chief
                                   Financial Officer, Secretary and Treasurer

                                             Date: March 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     /s/ PAUL G. ABRAMS
-----------------------------------------
         Paul G. Abrams                     President, Chief Executive      March 25, 1997
                                            Officer and Director
                                            (Principal Executive Officer)
     /s/ RICHARD L. ANDERSON
-----------------------------------------
         Richard L. Anderson                 Senior Vice President, Chief    March 25, 1997
                                             Financial Officer, Secretary
                                             and Treasurer (Principal
                                             Financial and Accounting
                                             Officer)
     /s/ FRED B. CRAVES
-----------------------------------------
                     Fred B. Craves          Chairman of the Board of        March 25, 1997
                                             Directors
     /s/ JAMES G. ANDRESS
-----------------------------------------
         James G. Andress                    Director                        March 25, 1997

     /s/ JACK L. BOWMAN
-----------------------------------------
         Jack L. Bowman                      Director                        March 25, 1997

     /s/ LAWRENCE H.N. KINET
-----------------------------------------
         Lawrence H.N. Kinet                 Director                        March 25, 1997

     /s/ CARL-HEINZ POMMER
-----------------------------------------
         Carl-Heinz Pommer                   Director                        March 25, 1997


                                       38