Form 10-Q
period 1997-03-31
NEORX CORP
filed 1997-05-13
CIK 755806

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
      Period ended MARCH 31, 1997 or

[ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
      _______________.


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

                            Yes    X     No
                                  ---         ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 7, 1997 there were outstanding 16,517,963 million shares of the Company's Common Stock, $.02 par value.

                              TABLE OF CONTENTS

                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997


PART I                  FINANCIAL INFORMATION                           Page

Item 1.             Financial Statements:
                    Balance Sheets as of March 31, 1997
                    and December 31, 1996                                  3

                    Statements of Operations for the
                    three months ended March 31, 1997
                    and 1996                                               4

                    Statements of Cash Flows for the
                    three months ended March 31, 1997
                    and 1996                                               5

                    Notes to Financial Statements                          6

Item 2.             Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                                    9

Item 3.             Quantitative and Qualitative
                    Disclosure About Market Risks                          *


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                    10

Item 2.             Changes in Securities                                  *

Item 3.             Defaults Upon Senior Securities                        *

Item 4.             Submission of Matters to a
                    Vote of Security Holders                               *

Item 5.             Other Information                                    11

Item 6.             Exhibits and Reports on Form 8-K                     11

                    Signatures                                           12


* No information is provided due to inapplicability of the item.





                                      NEORX CORPORATION


BALANCE SHEETS
(in thousands, except share data)
                                                              March 31,       December 31,
                                                                1997              1996
                                                             -----------      ------------
                                                             (unaudited)
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 11,887           $ 2,945
  Short-term investments                                        12,941            15,322
  Inventories                                                      500               600
  Prepaids and other                                               842               845
                                                               -------           -------
    Total current assets                                        26,170            19,712
                                                               -------           -------

FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                                        3,882             3,744
  Leasehold improvements                                         3,241             3,237
                                                               -------           -------
                                                                 7,123             6,981
  Less: accumulated depreciation and amortization               (6,391)           (6,295)
                                                               -------           -------
    Facilities and equipment, net                                  732               686
                                                               -------           -------

OTHER ASSETS                                                       112               112
                                                               -------           -------
                                                              $ 27,014          $ 20,510
                                                               =======           =======


                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $  1,382          $  1,235
  Accrued liabilities                                            1,055               910
  Current portion of capital leases                                 42                44
                                                               -------           -------
    Total current liabilities                                    2,479             2,189
                                                               -------           -------

NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4%                    1,195             1,195
  Capital leases, less current portion                              36                47
                                                               -------           -------
    Total non-current liabilities                                1,231             1,242
                                                               -------           -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1,
        208,000 shares issued and outstanding,
      Convertible preferred stock, Series 2, 5,000 and 7,000
        shares issued and outstanding, respectively, and
      Convertible preferred stock, Series 3, 100,000 and -0-
        shares issued and outstanding, respectively                  6                 4
  Common stock, $.02 par value,
    60,000,000 shares authorized,
    16,515,000 and 16,451,000 shares
    issued and outstanding, respectively                           331               329
  Additional paid-in capital                                   152,147           140,789
   Accumulated deficit                                        (129,180)         (124,043)
                                                               -------           -------
    Total shareholders' equity                                  23,304            17,079
                                                               -------           -------
                                                              $ 27,014          $ 20,510
                                                               =======           =======



                             See notes to financial statements.






                                     NEORX CORPORATION




STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)



                                                        Three months ended
                                                             MARCH 31,
                                                     --------------------------
                                                      1997               1996
                                                     -------           --------

REVENUES:

 Contract revenues and fees                          $    12           $    21
                                                      ------            ------

OPERATING EXPENSES:

  Research and development                             2,652             2,678

  General and administrative                             894             1,104
                                                      ------            ------

    Total operating expenses                           3,546             3,782
                                                      ------            ------

Loss from operations                                  (3,534)           (3,761)

OTHER INCOME (EXPENSE):

  Investment and interest income, net                    338               297

  Interest expense                                       (35)              (37)
                                                      ------            ------

 Net loss                                            $(3,231)          $(3,501)
                                                      ======            ======

Preferred stock dividends                             (1,906)             (191)
                                                      ------            ------

Net loss applicable to common shares                 $(5,137)          $(3,692)
                                                      ======            ======

Net loss per common share                            $  (.31)          $  (.25)
                                                      ======            ======

Weighted average common
   shares outstanding                                 16,481            14,996
                                                      ======            ======












                            See notes to financial statements.




                                     NEORX CORPORATION


STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                        Three months ended
                                                            MARCH 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $(3,231)         $ (3,501)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization                         96                98
    (Increase) decrease in inventories                   100               (22)
    (Increase) in prepaids and
      other assets                                       (35)             (156)
    (Decrease) increase in accounts
      payable and accrued liabilities                    163              (315)
    Compensation expense on stock awards
      and options                                          -               139
    Common Stock issued for services                       -               241
                                                      ------           -------
Net cash used in operating
  activities                                          (2,907)           (3,516)
                                                      ------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchases of) proceeds from short-
  term investments, net                                2,381           (10,796)
Facilities and equipment purchases                      (142)              (38)
Other                                                      6                54
                                                      ------           -------
Net cash provided by (used in)
  investing activities                                 2,245           (10,780)
                                                      ------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock
  and warrants                                             -             5,771
Proceeds from sale of preferred stock                  9,490             4,425
Proceeds from capital lease obligations                    -                 -
Repayments of capital lease obligations                  (13)              (11)
Proceeds from stock options exercised                    127               169
                                                      ------           -------

                                                       9,604            10,354
                                                      ------           -------
Net increase (decrease) in cash
  and cash equivalents                                 8,942            (3,942)
Cash and cash equivalents:

Beginning of period                                    2,945             7,182
                                                      ------            ------

End of period                                        $11,887           $ 3,240
                                                      ======            ======









                            See notes to financial statements.

                               NEORX CORPORATION


NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications were made to the 1996 financial statements to make them comparable with the 1997 presentation.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the expected operating results for the full year.

2.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", effective for financial statements for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share, and will simplify the computation of earnings per share for many companies eliminating calculation provisions which were required by the prior earnings per share accounting standard. For entities with complex capital structures, the statement requires dual presentation of both Basic Earnings Per Share and Diluted Earnings Per Share on the face of the statement of opera-tions. In the

                              NEORX CORPORATION
opinion of management, the adoption of SFAS 128 will not have a material effect on the Company's calculation of earnings per share.

3.    Shareholders' Equity

Changes in shareholders' equity from December 31, 1996 to March 31, 1997 were as follows (in thousands):

            Balance December 31, 1996           $17,079

            Preferred stock issued               11,255
            Common stock issued                     107
            Preferred stock dividends            (1,906)
            Net loss                             (3,231)
                                                 -------
             Balance March 31, 1997              $23,304
                                                 =======

In March 1997, the Company sold 100,000 shares of Series 3 Convertible Preferred Stock, $.02 par value (the "Series 3 Stock") at a stated value of $100 per share in a private transaction, and received net proceeds of $9,490,000. The Series 3 Stock is redeemable at the option of the Company in the first two years following issuance of the Series 3 Stock at $117.65 per share plus accrued dividends and interest; two years following issuance of the Series 3 Stock, any remaining outstanding Series 3 Stock will be converted to Common Stock in accordance the formula described below. A non-cash dividend charge of $1,765,000 was recognized by the Company in March 1997 for the amount of the excess of the conversion value over the stated value.

Holders of the Series 3 Stock are entitled to receive cumulative dividends at the rate of 7% per annum compounded quarterly on the $100 per share stated value of the Series 3 Stock. The dividend is payable, in cash or Common Stock at the Company's option, quarterly or at the time the Series 3 Stock is redeemed or converted into Common Stock. Each share of the Series 3 Stock is convertible in the first two years following issuance of the Series 3 Stock at the option of the holder into the number of shares of Common Stock determined by dividing the $100 stated value of the Series 3 Stock by 85% of the average stock market closing bid price of the Common Stock for the five trading days ending one day prior to the day of conversion, but not less than $3.93 nor more than $6.42 per share,

                              NEORX CORPORATION
plus accrued dividends and interest. The holders of the Series 3 Stock have no voting rights except in limited circumstances. The Series 3 Stock ranks junior to the Company's Convertible Exchangeable Preferred Stock, Series 1, and on a parity with the Company's Series 2 Convertible Preferred Stock as to dividends, distributions and payments in liquidation.

In January 1996, the Company issued 370,000 shares of Common Stock and 47,000 shares of Series 2 Convertible Preferred Stock, $.02 par value, in a private transaction, and received net proceeds of $6,640,000.

                              NEORX CORPORATION


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996.

Revenues for the three months ended March 31, 1997 were $12,000 compared to $21,000 for the three months ended March 31, 1996.

Total operating expenses for the quarter ended March 31, 1997 decreased 6% to $3,546,000 from $3,782,000 in the quarter ended March 31, 1996. Research and development expenses for the quarter ended March 31, 1997 decreased 1% to $2,652,000 from $2,678,000. General and administrative expenses for the quarter ended March 31, 1997 decreased 19% to $894,000 from $1,104,000 for the quarter ended March 31,1996, principally due to reduced compensation expense in 1997 and a noncash charge resulting from accelerated vesting of a stock option in 1996.

Investment and interest income increased to $338,000 from $297,000 and interest expense was $35,000 and $37,000 for the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

In March 1997, the Company raised $9,490,000 from the sale of 100,000 shares of Series 3 Convertible Preferred Stock. During 1996, the Company received $10,437,000 from the sale of 834,000 shares of Common Stock and 47,000 shares of Series 2 Convertible
Preferred Stock.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through the first quarter of 1999. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to

                              NEORX CORPORATION


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

seek   additional   funding   through  public  or  private  equity   financings,
arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

When used in this report, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties such as those factors stated above that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are also urged to carefully review and consider the various disclosures made by the Company which advise interested parties of certain factors which affect the Company's business detailed in the Company's Securities and Exchange Commission filings and those described from time to time in the Company's press releases and other communications. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

IN RE BLECH SECURITIES LITIGATION

On June 6, 1996, the United State District Court for the Southern District of New York dismissed claims against NeoRx in a purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including 11 publicly traded biotechnology companies, of which one was NeoRx, that had been named in an amended complaint on March 27, 1995. The plaintiffs have not appealed the order. On July 26, 1996, the plaintiffs filed a second amended pleading which did not include any claims against the Company. NeoRx is not a defendant in the subject suit.

                              NEORX CORPORATION


Item 5.  Other Information

DEVELOPMENT, DISTRIBUTION AND SUPPLY AGREEMENT BETWEEN NEORX
CORPORATION AND SCHWARZ PHARMA AG

On March 31, 1997, the Company entered into an agreement with Schwarz Pharma AG ("Schwarz Pharma") in which Schwarz Pharma received exclusive rights to market NeoRx's Biostent(TM) product in North America and Europe. NeoRx retains manufacturing rights on a worldwide basis and retains marketing rights for territories outside North America and Europe. In exchange, Schwarz Pharma will fund the future development of the product and NeoRx will receive up to $30 million in license fees and milestone payments depending on product development. NeoRx will also receive royalties based on future sales as well as profits from manufacturing the product.


Item 6.   Exhibits and Reports on Form 8-K
      (a) Exhibits:

                                                            Sequentially
Exhibit                                                      Numbered
Number            EXHIBIT                                       Page
--------          -----------------------------------       -------------

  10              * Development, Distribution and
                    Supply Agreement between NeoRx
                    Corporation and Schwarz Pharma
                    AG  dated March 31, 1997                      13


      (b) Reports on Form 8-K:
          No report on Form 8-K has been filed during the quarter for which this Form 10-Q is filed.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.