Form 10-Q
period 1997-06-30
NEORX CORP
filed 1997-07-31
CIK 755806

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

 X    Quarterly  Report  pursuant  to  Section  13 or 15(d) X of the  Securities
---   Exchange Act of 1934 for the Quarterly Period ended JUNE 30, 1997 or

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

As of July 28, 1997 there were outstanding 17,315,679 shares of the Company's common stock, $.02 par value.

                               TABLE OF CONTENTS

                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1997

PART I                  FINANCIAL INFORMATION                            Page
Item 1.             Financial Statements:

                    Balance Sheets as of June 30, 1997
                    and December 31, 1996                                  3

                    Statements of Operations for the
                    three and six month periods ended
                    June 30, 1997 and 1996                                 4

                    Statements of Cash Flows for the
                    three and six month periods ended
                    June 30, 1997 and 1996                                 5

                    Notes to Financial Statements                          6

Item 2.             Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                                    9

Item 3.             Quantitative and Qualitative
                    Disclosure About Market Risks                          *


PART II                 OTHER INFORMATION

Item 1.             Legal Proceedings                                     11

Item 2.             Changes in Securities                                  *

Item 3.             Defaults Upon Senior Securities                        *

Item 4.             Submission of Matters to a
                    Vote of Security Holders                              11

Item 5.             Other Information                                      *

Item 6.             Exhibits and Reports on Form 8-K                      11

                    Signatures                                            12

* No information is provided due to inapplicability of this item.

                                      NEORX CORPORATION



BALANCE SHEETS
(in thousands, except share data)

                                                             June 30,         December 31,
                                                               1997               1996
                                                            ----------        ------------
                                                            (unaudited)

                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $  3,803          $  2,945
  Short-term investments                                        26,651            15,322
  Inventories                                                      643               600
  Prepaids and other                                               818               845
                                                               -------           -------
    Total current assets                                        31,915            19,712
                                                               -------           -------

FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture                                        4,001             3,744
  Leasehold improvements                                         3,241             3,237
                                                               -------           -------
                                                                 7,242             6,981
  Less: accumulated depreciation and amortization               (6,491)           (6,295)
                                                               -------           -------
    Facilities and equipment, net                                  751               686
                                                               -------           -------

OTHER ASSETS                                                       112               112
                                                               -------           -------
                                                              $ 32,778          $ 20,510
                                                               =======           =======


                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $  1,018          $  1,235
  Accrued liabilities                                              981               910
  Current portion of capital leases                                 41                44
                                                               -------           -------
    Total current liabilities                                    2,040             2,189
                                                               -------           -------

NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4%                    1,195             1,195
  Capital leases, less current portion                              22                47
                                                               -------           -------
    Total non-current liabilities                                1,217             1,242
                                                               -------           -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1
        208,000 shares issued and outstanding,
      Convertible preferred stock, Series 2, 5,000 and 7,000
        shares issued and outstanding, respectively, and
      Convertible preferred stock, Series 3, 119,000 and -0-
        shares issued and outstanding, respectively                  7                 4
   Common stock, $.02 par value, 60,000,000 shares authorized,
    17,248,000 and 16,451,000 shares issued and outstanding,
    respectively                                                   345               329
  Additional paid-in capital                                   157,124           140,789
  Accumulated deficit                                         (127,955)         (124,043)
                                                               -------           -------
    Total shareholders' equity                                  29,521            17,079
                                                               -------           -------
                                                              $ 32,778          $ 20,510
                                                               =======           =======



                             See notes to financial statements.

                                       NEORX CORPORATION




STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)




                                          Three months                Six months
                                          Ended June 30,             Ended June 30,
                                        ------------------         ------------------
                                         1997        1996           1997        1996
                                        ------      ------         ------      ------

REVENUES                               $ 5,335     $     -        $ 5,347     $    21
                                        ------      ------         ------      ------

OPERATING EXPENSES:

  Research and development               2,738       2,446          5,390       5,124

  General and administrative             1,080       1,080          1,974       2,184
                                        ------      ------         ------      ------

    Total operating expenses             3,818       3,526          7,364       7,308
                                        ------      ------         ------      ------

Income(loss) from operations             1,517      (3,526)        (2,017)     (7,287)

OTHER INCOME (EXPENSE):
  Investment and interest income           444         296            782         593

  Interest expense                         (34)        (34)           (69)        (71)
                                        ------      ------         ------      ------

Net income(loss)                       $ 1,927     $(3,264)       $(1,304)    $(6,765)
                                        ======      ======         ======      ======

Preferred stock dividends                 (702)       (211)        (2,608)       (402)
                                        ------      ------         ------      ------

Net income(loss) applicable to
 common shares                         $ 1,225     $(3,475)       $(3,912)    $(7,167)
                                        ======      ======         ======      ======

Net income(loss) per common share      $   .07     $  (.23)       $  (.23)    $  (.47)
                                        ======      ======         ======      ======

Weighted average common shares
  outstanding                           16,874      15,416         16,701      15,185
                                        ======      ======         ======      ======















                              See notes to financial statements.

                                       NEORX CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                               Three months            Six months
                                               Ended June 30,         Ended June 30,
                                             ------------------     -----------------
                                              1997        1996       1997       1996
                                             ------      ------     ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)                            $  1,927    $(3,264)   $ (1,304)  $(6,765)
                                             -------     ------     -------    ------
Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                100        102         196       200
    (Increase) in inventories                   (143)       (25)        (43)      (47)
    (Increase) decrease in prepaids
      and other assets                            18         57         (17)      (99)
    (Decrease) in accounts payable
      and accrued liabilities                   (533)      (102)       (370)     (417)
    Compensation expense on stock awards
      and options                                  -          -           -       139
    Common stock issued for services               -          -           -       241
                                             -------     ------     -------    ------

Net cash provided by (used in) operating
  activities                                   1,369     (3,232)     (1,538)   (6,748)
                                             -------     ------     -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchases of) proceeds from short-
  term investments, net                      (13,710)      4,909    (11,329)   (5,887)
Facilities and equipment purchases              (119)      (105)       (261)     (143)
Other                                              6          -          12        54
                                             -------     ------     -------    ------
Net cash provided by (used in)
  investing activities                       (13,823)     4,804     (11,578)   (5,976)
                                             -------     ------     -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock             2,661          -       2,661     5,771
Proceeds from sales of preferred
  stock                                        1,970          -      11,460     4,425
Repayments of capital lease
  obligations                                    (14)       (13)        (27)      (24)
Proceeds from stock options
  exercised                                        8         35         135       204
Preferred stock dividends                       (255)       (254)      (255)     (254)
                                             -------      ------    -------    ------
Net cash provided by (used in)
  financing activities                         4,370       (232)     13,974    10,122
                                             -------     ------     -------    ------

Net increase (decrease) in cash
  and cash equivalents                        (8,084)     1,340         858    (2,602)
Cash and cash equivalents:

Beginning of period                           11,887      3,240       2,945     7,182
                                             -------     ------     -------    ------

End of period                               $  3,803    $ 4,580    $  3,803   $ 4,580
                                             =======     ======     =======    ======







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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the expected operating results for the full year.

2.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", effective for financial statements for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share, and will simplify the computation of earnings per share for many companies eliminating calculation provisions which were required by the prior earnings per share accounting standard. For entities with complex capital structures, the statement requires dual presentation of both Basic Earnings Per Share and Diluted Earnings Per Share on the face of the statement of operations.

                              NEORX CORPORATION

In the opinion of management, the adoption of SFAS 128 will not have a material effect on the Company's calculation of earnings per share.

3.    Shareholders' Equity

Changes in shareholders' equity from December 31, 1996 to June 30, 1997 were as follows (in thousands):

            Balance December 31, 1996                       $17,079

            Preferred stock issued                           13,578
            Common stock issued                               2,776
            Preferred stock dividends                        (2,608)
            Net loss                                         (1,304)
                                                            -------

            Balance June 30, 1997                           $29,521
                                                            =======

The Company entered into an agreement with Schwarz Pharma AG ("Schwarz Pharma") on March 31, 1997 that provides Schwarz Pharma with North American and European marketing rights to Biostent(R) iN exchange for milestone payments and fees. In May 1997, the Company received $4,000,000 from Schwarz Pharma for marketing rights to NeoRx's Biostent product in North America and Europe and $4,000,000 for 699,000 unregistered shares of NeoRx Common Stock. The excess amount received over the fair market value of the Common Stock of $1,333,000 was recorded as revenue.

In 1997, the Company sold Series 3 Convertible Preferred Stock, $.02 par value (the "Series 3 Stock") at a stated value of $100 per share in private transactions. On March 31, 1997 and April 1, 1997, the Company sold 100,000 and 20,0000 shares and received net proceeds of $9,490,000 and $1,970,000, respectively. The Series 3 Stock is redeemable at the option of the Company in the first two years following issuance of the Series 3 Stock at $117.65 per share plus accrued dividends and interest; two years following issuance of the Series 3 Stock, any remaining outstanding Series 3 Stock will be converted to Common Stock in accordance with the formula described below. Non-cash dividend charges of $1,765,000 and $353,000 were recognized by the Company in March 1997 and April 1997, respectively, for the amount of the excess of the conversion value over the stated value. Holders of the Series 3 Stock are entitled to receive cumulative dividends at the rate of 7% per annum compounded quarterly

                              NEORX CORPORATION



NOTES TO FINANCIAL STATEMENTS (continued)

on the $100 per share stated value of the Series 3 Stock. The dividend is payable, in cash or Common Stock at the Company's option, quarterly or at the time the Series 3 Stock is redeemed or converted into Common Stock. Each share of the Series 3 Stock is convertible in the first two years following issuance of the Series 3 Stock at the option of the holder into the number of shares of Common Stock determined by dividing the $100 stated value of the Series 3 Stock by 85% of the average stock market closing bid price of the Common Stock for the five trading days ending one day prior to the day of conversion, but not less than $3.93 nor more than $6.42 per share, plus accrued dividends and interest. The holders of the Series 3 Stock have no voting rights except in limited circumstances. The Series 3 Stock ranks junior to the Company's Convertible Exchangeable Preferred Stock, Series 1, and on a parity with the Company's Series 2 Convertible Preferred Stock as to dividends, distributions and payments in liquidation.

                              NEORX CORPORATION


Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1996.

For the quarter ended June 30, 1997, revenues earned were $5,335,000; there were no revenues for the same quarter of 1996. For the six months ended June 30, 1997 revenues were $5,347,000 compared to $21,000 for the six months ended June 30, 1996. The increase in revenues was due to an $8,000,000 payment from Schwarz Pharma. The Company received $4,000,000 from Schwarz Pharma for marketing rights to NeoRx's Biostent product in North America and Europe and $4,000,000 for 699,000 unregistered shares of NeoRx Common Stock. The excess amount received over the fair market value of the Common Stock of $1,333,000 was recorded as revenue.

Total operating expenses for the quarter ended June 30, 1997 increased 8% to $3,818,000 from $3,526,000 in the quarter ended June 30, 1996, and for the six month period increased 1% to $7,364,000 from $7,308,000. Research and development expenses increased 12% to $2,738,000 from $2,446,000 for the quarter ended June 30, 1996 and 1995, respectively, and for the six month period increased 5% to $5,390,000 from $5,124,000. The increases in both the three and six month periods were primarily due to increases in salaries and materials. General and administrative expenses remained unchanged at $1,080,000 for the quarters ended June 30, 1997 and June 30, 1996, and for the six month period decreased 10% to $1,974,000 from $2,184,000. The decrease for the six month period was principally due to a reduction in other expenses and a smaller executive staff.

Investment and interest income increased to $444,000 from $296,000 for the three months ended June 30, 1997 and 1996, respectively, and increased to $782,000 from $593,000 for the six months ended June 30, 1997 and 1996, respectively. The increases in both the three and six month periods were due to the recognition of income from the increase in short-term investments.

The Company reported net income of $1,927,000 for the quarter ended June 30, 1997 compared to a net loss of $3,264,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the net loss was $1,304,000 compared to a net loss of $6,765,000 in the 1996 period.

                              NEORX CORPORATION

LIQUIDITY AND CAPITAL RESOURCES.

On May 27, 1997, the Company received $4,000,000 from Schwarz Pharma for marketing rights to NeoRx's Biostent product in North America and Europe and $4,000,000 for 699,000 unregistered shares of NeoRx Common Stock. The excess amount received over the fair market value of the Common Stock of $1,333,000 was recorded as revenue.

The Company expects that its capital resources and investment income will be sufficient to finance its currently anticipated working capital and capital requirements into the second quarter of 1999. The Company's working capital and capital asset requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The following matter was voted upon at the 1997 Annual Meeting of Shareholders held May 13, 1997.

AMENDMENT TO THE RESTATED 1994 STOCK OPTION PLAN.

The shareholders amended the Restated 1994 Stock Option Plan to increase the number of shares issuable thereunder from 2,500,000 to 4,000,000. The shareholders voted 4,758,042 votes in favor of the amendment, 2,985,753 votes against and 73,368 votes abstained.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:
            None

      (b) Reports on Form 8-K:

            Current Report on Form 8-K dated April 11, 1997 for Change of Accountants to KPMG Peat Marwick LLP; and

            Current Report on Form 8-K dated June 11, 1997 for Sales of Equity Securities to Schwarz Pharma AG Pursuant to Regulation S.

                              NEORX CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NeoRx Corporation
                                  (Registrant)



Date: July 30, 1997               By: /S/RICHARD L. ANDERSON
                                      ----------------------
                                      Richard L. Anderson
                                      Authorized Officer and
                                      Senior Vice President,
                                      Chief Financial Officer,
                                      Secretary and Treasurer