Form 10-Q
period 1997-09-30
NEORX CORP
filed 1997-11-12
CIK 755806

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X    Quarterly Report  pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the Quarterly Period ended September 30, 1997 or

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

As of October 22, 1997 there were outstanding 20,706,726 shares of the Company's common stock, $.02 par value.



                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1997


PART I                       FINANCIAL INFORMATION                          Page

Item 1.                      Financial Statements:

                             Balance Sheets as of September 30, 1997
                             and December 31, 1996                            3

                             Statements of Operations for the
                             three and nine month periods ended
                             September 30, 1997 and 1996                      4

                             Statements of Cash Flows for the
                             three and nine month periods ended
                             September 30, 1997 and 1996                      5

                             Notes to Financial Statements                    6

Item 2.                      Management's Discussion and Analysis
                             of Results of Operations and
                             Financial Condition                              8

Item 3.                      Quantitative and Qualitative
                             Disclosure About Market Risks                    *

PART II                          OTHER INFORMATION

Item 1.                      Legal Proceedings                                10

Item 2.                      Changes in Securities                            *

Item 3.                      Defaults Upon Senior Securities                  *

Item 4.                      Submission of Matters to a
                             Vote of Security Holders                         *

Item 5.                      Other Information                                *

Item 6.                      Exhibits and Reports on Form 8-K                 10

                             Signatures                                       11

* No information is provided due to inapplicability of this item.

                                NEORX CORPORATION



BALANCE SHEETS
(in thousands, except share data)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                        -------------        ------------
                                                                         (unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................            $   4,845             $   2,945
  Short-term investments .....................................               32,081                15,322
  Inventories ................................................                   --                   600
  Prepaids and other .........................................                1,802                   845
                                                                          ---------             ---------
    Total current assets .....................................               38,728                19,712
                                                                          ---------             ---------

FACILITIES AND EQUIPMENT, at cost:
  Equipment and furniture ....................................                3,970                 3,744
  Leasehold improvements .....................................                3,272                 3,237
                                                                          ---------             ---------
                                                                              7,242                 6,981
  Less: accumulated depreciation and amortization ............               (6,567)               (6,295)
                                                                          ---------             ---------
    Facilities and equipment, net ............................                  675                   686
                                                                          ---------             ---------

OTHER ASSETS .................................................                  111                   112
                                                                          ---------             ---------
                                                                          $  39,514             $  20,510
                                                                          =========             =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................            $     900             $   1,235
  Accrued liabilities ........................................                  983                   910
  Current portion of capital leases ..........................                   42                    44
                                                                          ---------             ---------
    Total current liabilities ................................                1,925                 2,189
                                                                          ---------             ---------

NON-CURRENT LIABILITIES:
  Convertible subordinated debentures, 9 3/4% ................                1,195                 1,195
  Capital leases, less current portion .......................                   12                    47
                                                                          ---------             ---------
    Total non-current liabilities ............................                1,207                 1,242
                                                                          ---------             ---------

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1
        208,000 shares issued and outstanding,
      Convertible preferred stock, Series 2, 5,000 and 7,000
        shares issued and outstanding, respectively, and
      Convertible preferred stock, Series 3, 26,000 and -0-
        shares issued and outstanding, respectively ...........                   5                     4
   Common stock, $.02 par value, 60,000,000 shares authorized,
    20,259,000 and 16,451,000 shares issued and outstanding,
    respectively ................................................               405                   329
  Additional paid-in capital ....................................           162,508               140,789
  Accumulated deficit ...........................................          (126,536)             (124,043)
                                                                          ---------             ---------
    Total shareholders' equity ..................................            36,382                17,079
                                                                          ---------             ---------
                                                                          $  39,514             $  20,510
                                                                          =========             =========

                                           See notes to financial statements.

                                                             NEORX CORPORATION




STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)




                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                             --------------------       --------------------
                                               1997        1996           1997        1996
                                             --------    --------       --------    --------

REVENUES ..........................          $  5,002    $  4,505       $ 10,349    $  4,526
                                             --------    --------       --------    --------

OPERATING EXPENSES:

  Research and development ........             2,804       2,690          8,194       7,814

  General and administrative ......               938         952          2,912       3,136
                                             --------    --------       --------    --------

    Total operating expenses ......             3,742       3,642         11,106      10,950
                                             --------    --------       --------    --------

Income(loss) from operations ......             1,260         863           (757)     (6,424)

OTHER INCOME (EXPENSE):
  Investment and interest income ..               507         280          1,289         873

  Interest expense ................               (33)        (36)          (102)       (107)
                                             --------    --------       --------    --------

Net income(loss) ..................          $  1,734    $  1,107       $    430    $ (5,658)
                                             ========    ========       ========    ========

Preferred stock dividends .........              (315)       (186)        (2,923)       (588)
                                             --------    --------       --------    --------

Net income(loss) applicable to
 common shares ....................          $  1,419    $    921       $ (2,493)   $ (6,246)
                                             ========    ========       ========    ========

Net income(loss) per common share .          $    .08    $    .06       $   (.15)   $   (.41)
                                             ========    ========       ========    ========

Weighted average common shares
  outstanding .....................            18,288      15,740         17,193      15,378
                                             ========    ========       ========    ========











                                           See notes to financial statements.

                                                             NEORX CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                               Three months ended         Nine months ended
                                                 September 30,              September 30,
                                              --------------------      --------------------
                                                1997        1996         1997         1996
                                              --------    --------      -------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss) ..........................   $  1,734    $  1,107      $    430    $ (5,658)
                                              --------    --------      --------    --------
Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .........         76          89           272         289
    (Increase) decrease in inventories ....        643        (131)          600        (178)
    Increase in prepaids and other assets .       (928)        (22)         (945)       (121)
    Increase (decrease) in accounts payable
      and accrued liabilities .............        (92)         67          (462)       (350)
    Compensation expense on stock awards
      and options .........................       --            28            --         167
    Common stock issued for services ......        101          49           101         290
                                              --------    --------      --------    --------

Net cash provided by (used in) operating
  activities ..............................      1,534       1,187            (4)     (5,561)
                                              --------    --------      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term investments, net ..     (5,430)     (4,386)      (16,759)    (10,273)
Facilities and equipment purchases ........       --           (37)         (261)       (180)
Other .....................................          5        --              17          54
                                              --------    --------      --------    --------

Net cash used in investing activities .....     (5,425)     (4,423)      (17,003)    (10,399)
                                              --------    --------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock ........       --          --           2,661       5,771
Proceeds from sales of preferred
  stock ...................................      4,910        --          16,370       4,425
Repayments of capital lease
  obligations .............................         (9)        (13)          (36)        (37)
Proceeds from stock options
  exercised ...............................        162           4           297         208
Preferred stock dividends .................       (130)       --            (385)       (254)
                                              --------    --------      --------    --------
Net cash provided by (used in)
  financing activities ....................      4,933          (9)       18,907      10,113
                                              --------    --------      --------    --------

Net increase (decrease) in cash
  and cash equivalents ....................      1,042      (3,245)        1,900      (5,847)
Cash and cash equivalents:

Beginning of period .......................      3,803       4,580         2,945       7,182
                                              --------    --------      --------    --------

End of period .............................   $  4,845    $  1,335      $  4,845    $  1,335
                                              ========    ========      ========    ========







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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the expected operating results for the full year.

2.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS 128"), effective for financial statements for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share, and will simplify the computation of earnings per share for many companies eliminating calculation provisions which were required by the prior earnings per share accounting standard. For entities with complex capital structures, the statement requires dual presentation of both Basic Earnings Per Share and Diluted Earnings Per Share on the face of the statement of operations. In the opinion of management, the adoption of SFAS 128 will not have a material effect on the Company's calculation of earnings per share.

                                NEORX CORPORATION

3.       Shareholders' Equity

Changes in shareholders' equity from December 31, 1996 to September 30, 1997 were as follows (in thousands):

                  Balance December 31, 1996              $17,079

                  Preferred stock issued                  18,488
                  Common stock issued                      3,308
                  Preferred stock dividends               (2,923)
                  Net income                                 430
                                                         -------

                  Balance September 30, 1997             $36,382
                                                         =======

The Company entered into an agreement on August 8, 1997 with Janssen Pharmaceutica, N.V. ("Janssen"), a wholly-owned subsidiary of Johnson & Johnson, for the worldwide development, manufacture and distribution of NeoRx's Avicidin(R) cancer therapy product. The Company received a $5,000,000 license fee and rights to future milestone payments and royalties on product sales. Janssen has assumed responsibility for development, registration and commercialization of the product and will fund 95% of the estimated remaining costs for development and clinical trials. In exchange, Johnson & Johnson received a worldwide exclusive license to Avicidin and the right of first negotiation to subsequent oncology products that fall under the agreement. Subsequent oncology products developed and marketed under the agreement will trigger royalty obligations and possible future milestone payments to NeoRx.

In connection with this agreement, Johnson & Johnson Development Corporation ("JJDC"), also a wholly-owned subsidiary of Johnson & Johnson, purchased for $5,000,000 1,000 shares of NeoRx Series 4 Convertible Preferred Stock, par value $.02 per share, at a stated value of $5,000 per share at the dividend rate of 7% per annum ("Series 4 Preferred Stock"). On September 12, 1997, the Series 4
Preferred Stock automatically converted into 833,000 shares of NeoRx Common Stock, in accordance with the JJDC agreement, when the Common Stock attained an average closing price of at least $6.00 per share. These converted shares of Common Stock are not freely tradeable for one year and are subject to volume limitations in the second year.

                                NEORX CORPORATION

In March and April of this year, the Company sold a total of 120,000 shares of Series 3 Convertible Preferred Stock, $.02 par value, at a stated rate of 7% per annum ("Series 3 Preferred Stock"). The shares are convertible at 85% of the average stock market closing bid price of the Common Stock for the five trading days ending one day prior to the day of conversion, but not less than $3.93 nor more than $6.42 per share. During the quarter, 93,000 shares of Series 3 Preferred Stock were converted into 2,042,000 shares of Common Stock. Between October 1 and October 22, 1997, an additional 25,000 shares of Series 3 Preferred Stock were converted into 427,000 shares of Common Stock.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Quarter and nine months ended September 30, 1997 compared to quarter and nine months ended September 30, 1996.

Revenues for the quarter ended September 30, 1997 were $5,002,000 compared to $4,505,000 for the quarter ended September 30, 1996. In August 1997, the Company entered into an agreement with Janssen for the worldwide development, manufacture and distribution of NeoRx's Avicidin cancer therapy product. NeoRx received $10,000,000 up front; $5,000,000 was for the purchase of Series 4 Preferred Stock and the remaining $5,000,000 was recorded as license revenue. For the same quarter in 1996, the Company received $4,500,000 from The DuPont Merck Pharmaceutical Company relating to their prior agreement to market NeoRx's Verluma(R) lung cancer imaging product. Revenues for the nine months ended September 30, 1997 were $10,349,000 compared to $4,526,000 for the same period in 1996. In addition to the Janssen licensing agreement, NeoRx entered into a licensing agreement with Schwarz Pharma during the second quarter of 1997 covering NeoRx's Biostent(R) product that resulted in license revenue during that quarter of $5,333,000.

Total operating expenses for the quarter and nine month periods were essentially unchanged from the prior year; $3,742,000 and $3,642,000 for the quarters ended September 30, 1997 and 1996, respectively, and $11,106,000 and $10,950,000 for the nine months ended September 30, 1997 and 1996, respectively. Research and development expenses increased 4% to $2,804,000 for the current quarter compared to $2,690,000 for the comparable quarter in 1996, and increased 5% to $8,194,000 for the nine months ended September 30, 1997 from $7,814,000 for the comparable period in 1996. General and administrative expenses were essentially unchanged at $938,000 for the current quarter versus $952,000 for the comparable quarter in 1996, and decreased 7% to $2,912,000 for the nine months ended September 30, 1997 versus $3,136,000 for the same period in

                                NEORX CORPORATION

1996. The decrease for the nine month period was primarily due to reduced salary expense.

Investment and interest income increased to $507,000 from $280,000 for the three months ended September 30, 1997 and 1996, respectively, and increased to $1,289,000 from $873,000 for the nine months ended September 30, 1997 and 1996, respectively. The increases in both the three and nine month periods were due to the increase in funds available for investment.

The Company reported net income of $1,734,000 for the quarter ended September 30, 1997 compared to $1,107,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Company reported net income of $430,000 compared to a net loss of $5,658,000 in the 1996 period. The increase in net income for the current nine month period was due principally to additional license revenue.

Liquidity and capital resources.

Under the August 1997 agreement with Janssen, the Company received $10,000,000 up front.

The Company expects that its current capital resources and investment income will be sufficient to finance its currently anticipated working capital and capital requirements into the second quarter of 1999. The Company's working capital and capital asset requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

When used in this report, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties such as those factors stated above that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended December 31, 1996. Readers

                                NEORX CORPORATION
are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are also urged to carefully review and consider the various disclosures made by the Company which advise interested parties of certain factors which affect the Company's business detailed in the Company's Securities and Exchange Commission filings and those described from time to time in the Company's press releases and other communications. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.






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



Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:
                  None

      (b) Reports on Form 8-K:

                  Current   Report  on  Form  8-K  dated  October  7,  1997  for
                  Agreements between Janssen Pharmaceutica, N.V. and NeoRx Corporation, and Johnson & Johnson Development
                  Corporation and NeoRx Corporation.

                                NEORX CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NeoRx Corporation
                                                  (Registrant)



Date: November 11, 1997                           By: /s/Richard L. Anderson
                                                      ----------------------
                                                      Richard L. Anderson
                                                      Authorized Officer and
                                                      Senior Vice President,
                                                      Chief Financial Officer,
                                                      Secretary and Treasurer