Form 10-K
period 1997-12-31
NEORX CORP
filed 1998-03-25
CIK 755806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended  December  31, 1997

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-16614

                                NEORX CORPORATION
             (Exact name of Registrant as specified in its charter)

        Washington                                        91-1261311
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            410 West Harrison Street, Seattle, Washington 98119-4007
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 281-7001

               Securities registered pursuant to Section 12(b) of the Act:
                                     None

               Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.02 Par Value
              9 3/4 % Convertible Subordinated Debentures, due 2014
           $2.4375 Convertible Exchangeable Preferred Stock, Series 1
                      Series 2 Convertible Preferred Stock
                      Series 3 Convertible Preferred Stock


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 3, 1998 was approximately $105.0 million.

     As of March 3, 1998, approximately 20.7 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

Documents Incorporated by Reference

    (1) Portions of the Registrant's 1998 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998 are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this document that are not historical facts are considered forward-looking statements. Sentences or phrases that use words such as "believes", "anticipates", "plans", "may", "hopes", "can", "will", "expects", "is designed to", "with the intent", and other similar terms are often used to identify such statements, but their absence does not mean a statement is not forward-looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PRODUCTS

NeoRx Corporation ("NeoRx" or the "Company") develops innovative therapeutic biopharmaceuticals primarily for the treatment of cancer and cardiovascular disease. As part of its cancer treatment program, NeoRx is developing a proprietary PRETARGET(TM) platform for the delivery of therapeutic products directly to tumor sites. The Company's first PRETARGET(TM) cancer product, AVICIDIN(R), is entering Phase II clinical trials for the treatment of solid tumors such as prostate and colorectal cancer. The Company expects to begin Phase I trials this year with a second PRETARGET(TM) cancer product for the treatment of lymphoma. The Company's product portfolio also includes the VERLUMA(R) small cell lung cancer imaging kit that was cleared for marketing by the United States Food and Drug Administration (the "FDA") in August 1996.

The Company's first cardiovascular product, BIOSTENT(R), is scheduled to begin Phase II patient accrual in 1998. BIOSTENT(R) is a pharmaceutical delivered through a catheter that is designed to reduce restenosis following balloon angioplasty. NeoRx is also investigating the role of Transforming Growth Factor Beta (TGF(beta)) for the treatment of certain inflammatory and cardiovascular diseases. The Company has conducted a Phase I study to investigate the safety and impact on TGF(beta) levels of a certain drug. The results of this study are being analyzed.



------------------------
VERLUMA(R) is a registered trademark of DuPont Merck Pharmaceutical Company.

CANCER AND ITS TREATMENT

Cancer is second only to cardiovascular disease as a cause of death in the United States. The American Cancer Society estimates that approximately 1,229,000 new cases of cancer will be diagnosed in the United States in 1998, of which 50% are expected to be tumors of the lung, colon, breast and prostate. Cancer is a large group of diseases characterized by uncontrolled cell proliferation. Cancer cells have the tendency to dislodge from the sites where the tumors originate and metastasize, spreading to other parts of the body, and invading and destroying the organs in which they are growing.

Current regimens for the treatment of cancer include surgery, external-beam radiation, chemotherapy, hormone therapy for some tumors and, more recently, certain biological agents such as interferons and antibodies. With some exceptions, chemotherapy is the primary therapy for tumors that have spread throughout the body. However, chemotherapy provides only modest benefits to patients with the most frequently occurring malignancies, such as lung, colon and breast cancers. Generally, existing cancer therapy for these high-incidence tumors is characterized by relatively low efficacy and considerable toxicity.

Chemotherapy drugs are usually administered intravenously so that the drug can circulate throughout the body to reach the metastases. As chemotherapy drugs circulate, they kill cancer cells, but are also toxic to normal cells. Consequently, cancer patients receiving chemotherapy often suffer severe, sometimes life-threatening side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. Therefore, the optimal drug dose for killing cancer cells must often be reduced to avoid intolerable toxicities.

PRETARGET(TM): NEORX'S APPROACH TO CANCER THERAPY. NeoRx's cancer therapeutic products under development employ proprietary monoclonal antibody-based technology. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to antigens (foreign substances) such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bind specifically only to a single type of antigen. This quality makes antibodies potentially useful as "targeting vehicles" for the delivery of imaging and therapeutic products to disease sites.

Radiation is known to kill cancer cells that are exposed to sufficiently large doses. In the conventional approach to radioimmunotherapy ("RIT"), the radiation is linked to the antibody which is then administered to patients. Because the antibody is a large molecule, the antibody and the linked radiation circulate for a long time through the bloodstream before eventually reaching the tumors. This prolonged circulation can cause "innocent bystander" toxicity to normal organs such as the bone marrow.

NeoRx's PRETARGET(TM) technology takes advantage of the high binding affinity of two molecules: biotin and streptavidin. Since biotin is a small molecule it travels rapidly through the bloodstream and penetrates the tumor site much faster than a large molecule such as an antibody. The problem is that biotin does not bind at the tumor site. If streptavidin could be "targeted" to the surface of a tumor, then the biotin molecules would bind to the streptavidin on the tumor's surface and thus deliver whatever therapeutic molecule it was carrying.

With PRETARGET(TM), an antibody that will bind to antigen markers on the surface of particular tumor cells is linked to streptavidin. This antibody-streptavidin conjugate (the "conjugate") is then administered to the patient and over a 24-48 hour period will accumulate on the surface of the tumor cells. Since no radiation is attached to the conjugate, there is no "innocent bystander" toxicity during this period of circulation. Depending on the antibody, different tumors will be targeted in different amounts. Because almost all antibodies also bind to some normal tissues, the display of streptavidin on normal tissues will also depend on the particular antibody.

Because conjugate continues to circulate, an injection of biotin linked to radiation could first bind to the conjugate before reaching the tumor. To reduce the conjugate in the circulation, a "clearing agent" is injected to clear the conjugate to the liver where it is metabolized. The therapy (e.g., radiation), linked to biotin, is then administered to the patient. The biotin-radiation molecule rapidly passes through the bloodstream and attaches to the pre-localized antibody-streptavidin conjugate. The remainder that does not bind to the streptavidin is rapidly eliminated through the kidneys, thereby reducing the radiation dose to the bone marrow and other normal organs resulting from circulating radioactivity. Thus the PRETARGET(TM) technology more efficiently locates the radiation on the tumor, reduces "innocent bystander" toxicity, and has allowed higher radiation doses to be safely administered than with conventional RIT.

AVICIDIN(R):  THE FIRST NEORX PRODUCT TO USE THE PRETARGET(TM) PLATFORM.

The Company's first PRETARGET(TM) product, AVICIDIN(R), links the therapeutic radionuclide yttrium-90 to the biotin molecule. Yttrium-90 emits a beta particle (a high energy electron) that can kill cancer cells. AVICIDIN(R) completed the Phase I clinical trials in 1997. The purpose of the Phase I study was to determine the maximum tolerated dose ("MTD") of radiation, to determine the optimal timing and dosing of each component, and to observe anti-tumor effects. The Company believes that the dose-limiting toxicity determined in Phase I trials was exhibited by diarrhea that the Company believes is caused by some binding of the antibody to the large intestine. Previous preclinical and clinical trials have demonstrated that, compared to conventional RIT, the MTD for AVICIDIN(R) is more than 5-fold what the Company believes to be the MTD of conventional therapy using yttrium-90. It is generally held that the more radiation to which the tumor is exposed, the more likely the tumor is to regress, and the longer that the tumor regression will last. In the Phase I trials tumor regression has been observed in some patients following a single AVICIDIN(R) dose, including patients with advanced, bulky tumors.

The Company expects Phase II trials to study the efficacy of AVICIDIN(R) in patients with cancers of the lung, colon, and prostate who have failed standard therapy to begin early in 1998. These trials will be conducted with the current murine antibody. Because human anti-mouse antibodies (HAMA) are usually created when a murine antibody is used, only one dose of AVICIDIN(R) will be administered to each patient in the early stage of the Phase II trials. The Company believes that a product that can be administered more than once to each patient is more likely to achieve a greater rate of response as well as more significant responses than a product that is given only once.

During 1997, the Company began testing of its "humanized" version of the antibody that is designed to reduce the HAMA response. During 1998, the Company expects to incorporate this humanized antibody into its therapeutic studies to determine if the reduction of HAMA also reduces antibodies to streptavidin to levels sufficiently low to enable multiple doses to be administered.

LYMPHOMA: Lymphomas are tumors of the lymph cells in the body, and represent a variety of different disease entities. In general, lymphomas may be divided into Hodgkins Disease and Non-Hodgkins Lymphoma (NHL), with the latter further divided into T-cell and B-cell NHL depending on their cell of origin. Most NHLs are derived from B-cells, and thus referred to as B-cell Lymphomas. The incidence of B-cell lymphomas is rising (50% in the last fifteen years) due in part to the improved longevity of patients with AIDS and to the aging of the population. There is common consensus that the low and intermediate-grade lymphomas are generally responsive to chemotherapy and that these diseases represent the majority of the lymphoma cases. While responsive to chemotherapy, low-grade lymphomas are rarely cured and intermediate-grade lymphomas that are not cured by intensive chemotherapy (~50%) are also rarely cured. Therefore the need exists for additional and improved therapies.

Patients with recurrent low-grade lymphoma treated at the Fred Hutchinson Cancer Research Center and the University of Washington using conventional radioimmunotherapy (RIT) at doses requiring a bone marrow transplant demonstrated a very high complete response rate (~80%) with long median duration of response. The Company believes its PRETARGET(TM) technology might be able to deliver high tumor doses without requiring a bone marrow transplant. If so, this would constitute a major improvement in the cost and treatment of this disease.

Accordingly, the Company began a project in the latter part of 1997 to create a product for the treatment of lymphoma. This product is based on the AVICIDIN(R) product, except that a "lymphoma-seeking" antibody is substituted for the AVICIDIN(R) antibody. As soon as the lymphoma antibody-streptavidin conjugate can be constructed, and the IND (Investigational New Drug Application) filed with and cleared by the FDA, the Company will begin Phase I trials to study whether such doses may be safely administered. The Company anticipates this study will begin in the first half of 1998.

NeoRx is also testing the delivery of additional therapeutic products such as other forms of radiation, and immune response modifiers (e.g. tumor necrosis factor). The PRETARGET(TM) platform may offer the first practical opportunity to deliver alpha emitters, a form of radiation significantly more potent than yttrium-90, effectively and safely to solid tumors. NeoRx has received two Small Business Innovative Research ("SBIR") grants to study alpha emitters with PRETARGETTM technology.

VERLUMA(R) KIT: IMAGING FOR SMALL CELL LUNG CANCER. The VERLUMA(R) kit is the Company's diagnostic imaging product that is indicated to detect extensive disease in patients with biopsy-confirmed, previously untreated small cell lung cancer. Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") holds world-wide manufacturing rights. The DuPont Merck Pharmaceutical Company ("DuPont Merck") markets the VERLUMA(R) kit in the United States and holds exclusive North American rights to market the VERLUMA(R) kit. In addition to paying NeoRx $4.5 million upon the FDA marketing clearance in the United States, DuPont Merck is required to pay NeoRx royalties on sales of the VERLUMA(R) Kit in North America. The VERLUMA(R) kit is approved only in the United States, and royalties to NeoRx thus far have been negligible; significant increases in those royalties are not anticipated. No applications for foreign approvals have been filed or planned.

CARDIOVASCULAR DISEASE AND ITS TREATMENT

The American Heart Association estimates that approximately 60 million Americans have one or more types of cardiovascular disease, and that the cost of cardiovascular diseases and stroke in 1997 will be approximately $250 billion. Nearly one million people die of cardiovascular disease each year in the United States, making it the leading cause of death.

Cardiovascular disease is divided into four main categories: high blood pressure, coronary artery disease, stroke and valvular heart disease. Medical procedures to treat coronary artery disease include percutaneous transluminal coronary angioplasty and coronary artery bypass surgery. Heart transplantation is reserved for patients with intractable heart failure or arrhythmia, which is usually the result of coronary artery disease or cardiomyopathy (muscle damage due to environmental or infectious agents). NeoRx's cardiovascular product development program is focused on coronary artery disease (restenosis, atherosclerosis, and inflammation).

RESTENOSIS: Angioplasty is a medical procedure used to increase blood flow through coronary arteries that have been partially blocked by the build-up of plaque on the interior of the arterial wall. Restenosis is the recurrent narrowing of an artery following angioplasty. This narrowing, which reduces blood flow through the artery, is believed to be caused by a combination of at least three distinct but interrelated factors: (1) vascular remodeling, or chronic constriction of the artery, (2) blood clot formation and (3) the migration and proliferation of smooth muscle cells at the site of the angioplasty procedure that encroach upon the flow of blood. Data from human studies suggests that vascular remodeling accounts for the majority of the restenosis following balloon angioplasty.

The Company believes that over 500,000 angioplasties were performed in the United States in 1996, and that approximately 30 - 40% of these patients will experience restenosis following the angioplasty procedure. If restenosis occurs, it may necessitate open heart surgery (coronary artery bypass graft), sometimes on an emergency basis, or additional coronary angioplasty procedures, such as repeat angioplasty and/or the placement of a metal stent in the artery
("stenting"). The Company believes that metal stenting is becoming a more frequently used procedure with the initial angioplasty.

BIOSTENT(R): NEORX'S APPROACH TO TREATING RESTENOSIS. The Company's BIOSTENT(R) product under development is designed to inhibit vascular remodeling following balloon angioplasty. By addressing remodeling, BIOSTENT(R) may be complementary to the anti-thrombotics currently on the market or under development by other companies for the treatment of restenosis. The drug is delivered via catheter to the angioplasty site immediately following the procedure.

NeoRx's preclinical studies have shown that administering BIOSTENT(R) immediately after angioplasty inhibits chronic constriction of the artery wall and thus helps maintain its dilated position. As a normal response to injury caused by angioplasty, the muscle cells in the ballooned arterial wall secrete a biological "cement" called collagen, a supportive protein of the body. The Company believes that the collagen forms a rigid matrix, thereby biologically supporting or "stenting" the arterial wall during the period that treatment with BIOSTENT(R) inhibits arterial constriction.

NeoRx scientists assessed the effects of the BIOSTENT(R) treatment method in a swine femoral artery model that was then extended to swine coronary arteries. Analysis of swine femoral arteries for as long as eight weeks, and of swine coronary arteries for as long as three weeks, following a single exposure to the BIOSTENT(R) product suggests that the treatment sustains the increase in the luminal area following balloon trauma compared to the ballooned, but untreated, arteries.

The BIOSTENT(R) treatment method consists of the cytoskeletal inhibiting agent, cytochalasin B, delivered through a specialized intracoronary delivery catheter. The catheter is an over-the-wire design that allows rapid placement of the agent using the same guidewire used for balloon dilation. Commercialization of BIOSTENT(R) will depend, in part, on obtaining FDA approval of the catheter, which is manufactured by a third party. NeoRx completed and analyzed a multicenter, randomized, double-blinded Phase I trial of BIOSTENT(R) in 1997. There was no evidence of drug-related toxicity and 5 of 13 (38%) placebo-treated patients, as compared to 6 of 30 (20%) BIOSTENT(R)-treated patients, experienced clinical restenosis by the end of six months. Patient numbers were too small to achieve statistical significance. During 1997 NeoRx completed a second Phase I study with a different catheter. The second Phase I study, consistent with the first, did not demonstrate any drug related side effects. The side effects observed in either Phase I study involved dissections (tears) in the inner layers of the artery wall that frequently occur with balloon angioplasty. The delivery procedure resulted in some new, or worsening of some existing, dissections. Patient accrual for a large (300-400) Phase II trial is expected to commence in 1998.

ATHEROSCLEROSIS AND INFLAMMATION: Atherosclerosis is a complex disease of blood vessels commonly understood as clogging of arteries with cholesterol. It is a leading cause of death from heart attack and stroke. Clogged arteries do not deliver oxygen-carrying blood to organs as well as normal arteries and are more likely to become completely restricted with blood clots that shut off blood flow. The result is that the affected organ receives insufficient oxygen and may die if flow is not restored rapidly, leading to conditions such as heart attack and stroke. Surgery and/or angioplasty (as described above) can improve blood flow, but prevention or reduction in the disease progression would be preferred.

RAISING TGF(BETA) LEVELS: NEORX'S APPROACH TO TREATING ATHEROSCLEROSIS. Scientists at University of Cambridge in the United Kingdom ("Cambridge"), working with NeoRx, have discovered that patients with advanced coronary artery disease have low levels of active TGF(beta), a protein that regulates the growth of certain cell types such as those found in the lining of arteries. They have reported that segments of arteries prone to atherosclerosis are low in active TGF(beta) and that the elevation of active TGF(beta) can prevent the development of lesions in arteries of a mouse animal model that express the human apo(a) gene associated with atherosclerosis lesions in humans.

A Phase I dosing study has been conducted to determine the safety and the appropriate dose of a drug that is believed to increase activated TGF(beta) in patients with advanced coronary artery disease. The results of that study are currently being evaluated. This drug has been provisionally licensed from a third party.

CARDIOVASCULAR AND INFLAMMATORY DISEASES. TGF(beta) research that began with investigations in atherosclerosis has since led to observations that may be relevant to the treatment of other inflammatory diseases such as rheumatoid arthritis and asthma. NeoRx has established an exclusive relationship with a University of Cambridge scientist wherein NeoRx will have exclusive rights to all of his laboratory's research for the next three years.


PRODUCTS UNDER DEVELOPMENT

The following table summarizes products under development by NeoRx:

     PRODUCT                              INDICATION                            Q1 1998 STATUS
     -------                              ----------                            --------------

 CANCER THERAPY:

  AVICIDIN(R)                          Prostate Cancer                        Phase II clinical trials*
                                       Colon Cancer                           Phase II clinical trials*
                                       Lung Cancer                            Phase I clinical trials*

  PRETARGET(TM) Lymphoma               Relapsed B-cell Lymphoma               Preclinical

* with murine antibody at single dose; final formulation expected to use humanized antibody.

CARDIOVASCULAR THERAPY:

ANTI-RESTENOSIS
  BIOSTENT(R)                          Inhibition of restenosis               Phase I clinical trials
                                                                              complete.

ATHEROSCLEROSIS
  TGF(beta) upregulation               Treatment of atherosclerosis           Phase I clinical trials -under
                                                                              analysis


RELATIONSHIP WITH JANSSEN PHARMACEUTICA

In 1997 NeoRx granted Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., an exclusive worldwide license for the development, manufacture, and distribution of NeoRx's AVICIDIN(R) cancer therapy product. Under this agreement NeoRx received $5 million in 1997 for the license fee and $5 million for the purchase of NeoRx Series 4 Convertible Preferred Stock, which was acquired by Johnson & Johnson Development Corporation, and then converted to 833,334 shares of common stock. In addition to royalties on any future sales,

NeoRx may receive additional payments up to $50 million upon achieving certain development milestones. In January 1998, the Company received a $7 million milestone payment from Janssen, reflecting Janssen's decision to begin Phase II trials of AVICIDIN(R) cancer therapy. Under this agreement, Janssen assumed responsibility for worldwide registration and commercialization of the product, and agreed to fund an estimated 95% of the remaining costs for product development and clinical trials. Janssen also received the right of first negotiation to subsequent oncology products employing the Company's PRETARGET(TM) technology. Additional oncology products that fall under the Janssen agreement will trigger royalty obligations to the Company and may result in additional milestones to NeoRx.

RELATIONSHIP WITH SCHWARZ PHARMA

In 1997, the Company granted Schwarz Pharma AG ("Schwarz Pharma") a license that provides Schwarz Pharma with exclusive North American and European marketing rights to distribute NeoRx's BIOSTENT(R) restenosis treatment product. Under this agreement NeoRx received $8 million for the license fee and the purchase of NeoRx Common Stock, par value $.02 per share (the "Common Stock"), and may receive additional milestone payments up to $22 million in addition to royalties. The $1.3 million excess received over the $6.7 million fair market value of the Common Stock was recorded as license revenue. Under the agreement, Schwarz Pharma is responsible for all of the remaining BIOSTENT(R) development costs, milestone payments and payments for the purchase of manufactured products. NeoRx has retained manufacturing rights on a world-wide basis and marketing rights outside of North America and Europe.

PATENTS AND PROPRIETARY RIGHTS

The Company's policy is to protect its proprietary technology aggressively. It has filed applications for U.S. and foreign patents issued in its portfolio, covering numerous aspects of its technology. The Company currently has in excess of 100 issued and allowed U.S. patents.

NeoRx has been awarded 15 U.S. patents related to its PRETARGET(TM) technology, and has additional U.S. and foreign applications pending. The Company also is the exclusive licensee of Stanford University patents issued in the U.S., Europe and Japan related to the underlying technology used in NeoRx's AVICIDIN(R) product currently in clinical trials. The Company holds a co-exclusive license for the monoclonal antibody used in its cancer imaging and treatment products, and has obtained U.S. and foreign patent protection for its cancer imaging technology, including its VERLUMA(R) small cell lung cancer imaging product.

The Company has received a notice of allowance for a U.S. patent covering its BIOSTENT(R) product, and has additional pending U.S. and foreign applications related to the product. In addition, NeoRx holds seven issued U.S. patents, with additional U.S. and foreign applications pending, relating to the use of TGF(beta) elevating agents to treat cardiovascular indications. NeoRx is also the exclusive assignee of the rights of its Cambridge collaborators to this technology.

There can be no assurance that any of the pending or future applications of the Company or its collaborators will result in issued patents. Moreover, there can be no assurance that the patents owned by or licensed to the Company will provide substantial protection or commercial benefit. In addition to patent protection, the Company relies upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not acquire or independently develop the same or similar technology, or that the Company's issued patents or those it has licensed will not be circumvented, invalidated or rendered obsolete by new technology. Moreover, there can be no assurance that others will not gain access to the Company's proprietary technology, or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant lag time between the filing of a patent application and its review by appropriate authorities and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford the Company's or its licensees' biotechnology products or their underlying technology. It is also difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

Under U.S. law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, there can be no assurance that the patents owned or licensed by the Company will not be infringed or designed around by others or that others will not obtain patents that the Company would need to license or design around.

It is the Company's policy to respect the valid patent rights of others. NeoRx has obtained patent licenses from various parties covering technologies relating to its products. The Company, however, may need to acquire additional licenses or, if such licenses are denied or are not available on commercially reasonable terms, successfully prevail in the event that litigation is commenced by patent owners to interfere with the development or commercialization of the Company's products.

COMPETITION

NeoRx faces significant competition from emerging companies and established biotechnology, pharmaceutical and chemical companies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to cancer therapy, the prevention of restenosis or the treatment of atherosclerosis and inflammatory diseases. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company.

The Company's cancer therapy products under development are designed for the treatment of metastatic cancer or where there is a very high statistical risk that the cancer has spread. The Company anticipates that the principal
competition   in  this  type  of  cancer   treatment  will  come  from  existing
chemotherapy, hormone therapy and biological therapies that are designed to treat the same cancer stage. Many pharmaceutical, emerging pharmaceutical and biotechnology companies are testing a large array of alternative cancer treatments. If any of these proves to be more effective, safer or less expensive than the Company's products under development, the Company's competitive position could be materially adversely affected.

The Company's anti-restenosis product under development is designed to prevent restenosis of blood vessels following angioplasty where such narrowing is due to vascular remodeling. Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases as restenosis and atherosclerosis is large, and competition is intense and expected to increase. Many pharmaceutical, emerging pharmaceutical and biotechnology companies are testing a large array of alternative heart disease treatments. If any of these proves to be more effective, safer or less expensive than the Company's products under development, the Company's competitive position could be materially adversely affected.

Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer treatment, anti-restenosis, atherosclerosis or inflammatory disease treatment products or prevention products could render the Company's technology and products under development less competitive, uneconomical or obsolete.

Timing of market introduction and health care reform, both uncertainties, will affect the competitive position of the Company's products. The Company believes that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, price and patent protection.

GOVERNMENT REGULATION AND PRODUCT TESTING

The manufacture and marketing of the Company's proposed products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework take a number of years to accomplish and involve the expenditure of substantial resources.

The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory tests, IN VIVO preclinical studies and formulation studies, (ii) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before clinical trials can commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a Biologic License

Application ("BLA") or New Drug Application ("NDA") to the FDA, and (v) FDA approval of the BLA or NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice ("cGMP") regulations enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with the FDA regulations regarding Good Laboratory Practice. The results of the preclinical studies are submitted to the FDA as part of an IND and are reviewed by the FDA prior to commencement of clinical trials. Unless the FDA provides comments to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA's Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

EMPLOYEES

As of March 2, 1998, the Company had 71 full-time employees and 8 part-time employees, 17 of whom hold Ph.D. degrees and 3 of whom hold M.D. degrees. Of this number, 60 employees were engaged in research, development and manufacturing activities and 19 were employed in finance and administration.

The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

RISK FACTORS

This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "anticipates", "plans", "may", "hopes", "can", "will", "expects", "is designed to", "with the intent", and other similar terms are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors which could affect the Company's actual results are described in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NO ASSURANCE THAT NEW PRODUCTS WILL BE SUCCESSFULLY DEVELOPED

The Company's realization of its long-term potential will be dependent upon the successful development and commercialization of products currently under development. There can be no assurance that these products will be developed successfully or receive regulatory approval. Furthermore, there can be no assurance that these products, if developed and approved, can be successfully manufactured in quantities necessary for commercialization or that such products will receive market acceptance.

UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING

Before obtaining regulatory approvals for the commercial sale of any of the Company's potential new products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will be completed or will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of such products.

The rate of completion of clinical trials depends on, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the existence of competitive clinical trials. Delays in planned patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both.

GOVERNMENTAL REGULATIONS: NO ASSURANCE OF PRODUCT APPROVAL

The manufacture and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. There can be no assurance that clinical trials will be started or completed successfully within any specified time period. Delays in approval can occur for a number of reasons, including the Company's failure to obtain necessary supplies of monoclonal antibodies or other materials or to obtain a sufficient number of available patients to support the claims necessary for regulatory approval. There can be no assurance that requisite FDA approvals will be obtained on a timely basis, if at all, or that any approvals granted will cover all the clinical indications for which the Company may seek approval. Delays or failure to obtain regulatory approval would adversely affect or prevent the marketing of products developed by the Company and its ability to receive royalty or other product revenues. The manufacture and marketing of drugs are subject to continuing FDA review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, federal and state agencies and congressional committees have expressed interest in further regulation of biotechnology. The Company is unable to estimate the extent and impact of regulation in the biotechnology field resulting from any future federal, state or local legislation or administrative action.

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

HISTORY OF OPERATING LOSSES AND UNCERTAINITY OF FINANCIAL RESULTS

The Company has been unprofitable since inception and expects to incur additional operating losses over the next several years. These operating losses may fluctuate from period to period. The Company's existing capital resources and interest income thereon are currently expected to be sufficient to fund the Company's operations through the year 1999. The Company's actual expenditures will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with parties to collaborative agreements. The Company will require substantial additional funds to complete the development of its therapeutic products. Adequate funds for these purposes, whether through additional financings, collaborative arrangements with corporate sponsors or other sources, may not be available on terms favorable to the Company, if at all. If funding is insufficient, the Company will be required to delay, reduce or eliminate some or all of its research and development activities, clinical trials and manufacturing programs.

DEPENDENCE ON SUPPLIERS

The Company depends on the timely delivery from suppliers of certain materials and services. In connection with its research, preclinical studies and clinical trials, the Company has periodically experienced interruption in the supply of monoclonal antibodies. Interruptions in these and other supplies could occur in the future. The Company, or its partners, will need to develop sources for commercial quantities of yttrium-90, the radionuclide used in its proposed cancer therapeutic products, and for the antibody, streptavidin and clearing agent used in the AVICIDIN(R) product. There is no assurance that the Company or its partners will be able to develop such sources. The catheter used to deliver the Company's proposed BIOSTENT(R) product has not yet been approved for sale by the FDA; commercial use of such catheter depends on receiving such approval. In addition, the Company depends on a supply of the catheter from its manufacturer; any failure by the manufacturer to supply catheters timely and adequately would have a material adverse effect on the Company's or its partners' ability to commercialize BIOSTENT(R). The drug used in the atherosclerosis clinical trial to raise activated TGF(beta) levels is only provisionally licensed from a third party and is dependent on that third party for supply.

DEPENDENCE ON OTHERS FOR COMMERCIAL MANUFACTURING AND MARKETING

The Company has entered into two collaborative commercial manufacturing and marketing agreements. There can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future, or that its current or future collaborative arrangements will be successful. The Company has no manufacturing facilities for commercial production of its products under development. The Company also has no experience in sales, marketing or distribution. In most cases, the Company's strategy for commercialization of its potential products requires entering into various arrangements with corporate collaborators, licensors, licensees and others to manufacture, distribute and market such products; the Company will depend on the successful performance of these third parties. Although the Company believes that parties to its existing and any future arrangements will have an economic incentive to perform their contractual responsibilities successfully, these activities will not be within the Company's control. There can be no assurance that such parties will perform their obligations, that the Company will derive any revenues from such arrangements, or that the Company's reliance on others for manufacturing products will not result in unforeseen problems with product supply.

Pursuant to the Janssen AVICIDIN(R) agreement, Janssen has certain rights to manufacture AVICIDIN(R) and some or all of the components of certain other PRETARGET(TM) products. If Janssen should decide to cease development of AVICIDIN(R), there can be no assurance that the Company will be able to secure alternative commercial scale manufacturing for the AVICIDIN(R) components on a timely basis or for a reasonable price. Schwarz Pharma has been granted marketing rights in North America and Europe for BIOSTENT(R). NeoRx has the responsibility for commercial manufacturing of the BIOSTENT(R) drug. The Company has no history of manufacturing a product on a commercial scale with acceptable quality for human use, and there can be no assurance that such manufacturing capacity can be developed.

TECHNOLOGICAL CHANGE AND COMPETITION

The competition for development of cancer therapies and cardiovascular products is intense. There are numerous competitors developing products to treat each of the diseases for which the Company is seeking to develop products. Some competitors have adopted product development strategies targeting cancer cells with monoclonal antibodies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the treatment of cancer and cardiovascular diseases. Many major pharmaceutical companies, either alone or through collaboration with smaller companies, have active programs in anti-restenosis therapy. Metal stents are now being used routinely to hold open the arteries after angioplasty by mechanical means, preventing chronic remodeling; however, the presence of a "foreign body" has created other problems. Several major pharmaceutical companies market HMG CoA-reductase inhibitor drugs that reduce the risk of atherosclerosis and heart attack. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company and may be better equipped than NeoRx to develop, manufacture and market competing products. The Company's competitors may have, or may develop and introduce, new products that would render the Company's technology and products under development less competitive, uneconomical or obsolete.

TECHNOLOGICAL UNCERTAINTIES REGARDING HUMAN IMMUNE RESPONSE TO FOREIGN PROTEINS

The Company's AVICIDIN(R) cancer therapy product currently uses a monoclonal antibody of murine (mouse) origin coupled to streptavidin, a protein of bacterial origin. These molecules appear as foreign proteins to the human immune system that develops its own antibody in response. The "human anti-mouse antibody" ("HAMA") or the "human anti-streptavidin antibody" ("HASA") responses may limit the number of doses that may be safely or effectively administered to a patient, thereby limiting a product's efficacy. The Company believes that humanized antibodies may reduce HAMA and that modification of streptavidin may reduce HASA. Gene cloning technology permits splicing of human and murine antibody portions together, thereby yielding humanized molecules. Although the Company has produced a humanized version of the murine antibody used in AVICIDIN(R) and has initiated a collaboration to modify streptavidin, there can be no assurance that either would reduce the extent to which HAMA or HASA may limit the effectiveness of the Company's cancer therapy products or that the Company and its partners will successfully develop and commercialize products incorporating the humanized antibody.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

The patent position of biotechnology firms is generally highly uncertain and involves complex legal and factual questions. Currently, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Products and processes important to NeoRx are subject to this uncertainty. Accordingly, there can be no assurance that the Company's patent applications will result in additional patents being issued or that, if issued, patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others or that others will not obtain patents that the Company would need to license or design around. Moreover, the technology applicable to the Company's products is developing rapidly. Research institutes, universities and biotechnology companies, including the Company's competitors, have filed applications for, or have been issued, numerous patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or relating to those of the Company. The scope and validity of such patents, the extent to which the Company may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses are unknown. To the extent licenses are required, there can be no assurance that they will be available on commercially reasonable terms, if at all. The Company also relies on unpatented proprietary technology. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, that others will not otherwise gain access to the Company's proprietary technology, or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

RISK OF PRODUCT LIABILITY

The testing, manufacturing, marketing and sale of human healthcare products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company and may prevent the Company from obtaining adequate product liability insurance in the future on affordable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost.

UNCERTAINTY OF PHARMACEUTICAL PRICING, HEALTHCARE REFORM AND REIMBURSEMENT

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

RELIANCE ON KEY PERSONNEL

The Company's success will depend in part on the efforts of certain key scientists and management personnel. Because of the specialized nature of the Company's business, the Company's ability to maintain its competitive position will depend in part on its ability to attract and retain qualified personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of key management or scientific personnel could have a material adverse effect on the Company's business. The Company does not maintain key person insurance on any of its scientists or management personnel.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS; HAZARDOUS MATERIALS

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

ITEM 2. PROPERTIES

The Company occupies approximately 36,000 square feet of office, laboratory and manufacturing space at 410 West Harrison Street, Seattle, Washington, under a lease that expires May 31, 2001. The lease is renewable through May 31, 2006. The Company anticipates leasing additional space during the next two years, after which it may either enlarge its current space or move to a new facility. Such additional leases and/or moves would require additional investments.

NeoRx believes its facilities are in good condition and are adequate for all present uses. A portion of its facilities is used for pilot manufacturing to produce certain of its products under development for clinical trials. The Company believes that the production capacity of its pilot facility is adequate to satisfy the Company's Phase I clinical trial requirements, and it passed an FDA inspection for these purposes in 1993 and a Washington State Board of Pharmacy inspection in 1996.

The Company is obligated to manufacture the BIOSTENT(R) drug for Schwarz Pharma. Such production may be carried out contractually, but the Company may decide to produce the drug itself. Such production would require a further investment in facilities and equipment, the cost of which is not expected to exceed several million dollars, but there can be no guarantees that the estimated costs are accurate. Such cost would not be incurred for at least two years.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol NERX. The following table sets forth, for the periods indicated, the high and low sales price for Common Stock as reported by Nasdaq. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                               HIGH            LOW
                                               ----            ---
        1997:
        First Quarter......................   $6 5/16        $4 1/16
        Second Quarter.....................    5 5/8          3 3/16
        Third Quarter......................    7 9/16         3 9/16
        Fourth Quarter.....................    8  1/2         4 7/16

        1996:
        First Quarter......................   $9 13/16        $6 3/16
        Second Quarter.....................    8 1/4           4 5/8
        Third Quarter......................    6 3/8           4 3/8
        Fourth Quarter.....................    6 13/16         4


    There were approximately 1,013 shareholders of record as of March 3, 1998. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

    The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

    In May 1997 the Company received $4 million from Schwarz Pharma for 698,702 shares of unregistered Common Stock. The $1.3 million excess received over the $6.7 million fair market value of the Common Stock was recorded as license revenue. In connection with the Janssen AVICIDIN(R) Agreement, Johnson & Johnson Development Corporation ("JJDC") purchased 1,000 shares of Series 4 Preferred Stock at a stated value of $5,000 per share and with a dividend rate of 7% per annum. In accordance with the JJDC Stock Purchase Agreement, the Series 4 Preferred Stock automatically converted into 833,333 shares of Common Stock on September 12, 1997, when the Common Stock attained an average closing price of at least $6.00 per share. These converted shares of Common Stock are not tradable for one year and are subject to volume limitations in the second year. At December 31, 1997, none of the Series 4 Preferred Stock remained outstanding.

ITEM 6.  SELECTED FINANCIAL DATA (In thousands, except per share data)

                                                          YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        1997          1996           1995          1994          1993
                                        ----          ----           ----          ----          ----

STATEMENT OF OPERATIONS DATA:

Revenue............................   $10,352        $ 4,784       $   307       $ 1,568        $ 3,676

Operating expenses.................    14,647         14,763        13,343        12,605         12,334

Loss from operations...............    (4,295)        (9,979)      (13,036)      (11,037)        (8,658)

Net loss...........................    (2,550)        (9,001)      (12,271)      (11,144)        (8,536)

Net loss per common share -
   basic and diluted...............   $ (0.31)       $ (0.68)      $ (0.98)      $ (1.02)       $ (1.10)

Weighted average common
   shares outstanding -
   basic and diluted...............    18,065         15,604        13,142        11,616          8,449


BALANCE SHEET DATA:

Cash and cash equivalents..........   $ 1,949        $ 2,945       $ 7,182       $ 2,428        $14,347

Short term investments.............    31,760         15,322         8,937        14,723         13,421

Working capital....................    33,775         17,523        15,245        15,992         26,934

Total assets.......................    36,321         20,510        18,518        20,035         29,848

Long-term debt.....................     1,199          1,242         1,283         1,212          1,222

Shareholders' equity...............   $33,368        $17,079       $14,892       $15,841        $26,776

---------------------

                                       21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements. The words "believes", "anticipates", "plans, "may", "hopes", "can", "will", "expects", "is designed to", "with the intent", and other similar terms are intended to identify such forward-looking statements. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Certain risk factors have been identified which could affect the Company's actual results and are described in Item I above.

OVERVIEW

    NeoRx develops biopharmaceutical products primarily for the treatment of cancer and cardiovascular disease. The Company completed Phase I trials in 1997 for AVICIDIN(R), a cancer therapy product, and BIOSTENT(R), a product designed to reduce restenosis. The Company's revenues have consisted principally of license fees from Janssen, Schwarz Pharma, DuPont Merck, and from federal government research contracts. In 1997 the Company entered into two new licensing agreements with corporate partners (Janssen and Schwarz Pharma) and plans to pursue additional agreements in the future. Expenses incurred have been primarily for research and development activities and administration.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

   The  Company's  revenues  in 1997,  1996 and 1995 were  $10.4  million,  $4.8 million and $0.3 million, respectively, and consisted of license fees and payments received under its licensing agreements. Revenues for 1997 increased significantly over 1996, as the result of two new licensing agreements during the year. In the third quarter of 1997, NeoRx entered into an agreement with Janssen for the worldwide development, manufacture and distribution of NeoRx's AVICIDIN(R) cancer therapy product. As a part of this agreement, NeoRx received $5 million in revenue (license fees) and $5 million for the purchase of Series 4 Convertible Preferred Stock. In January 1998, NeoRx received a $7 million milestone payment from Janssen, reflecting Janssen's decision to begin Phase II trials of AVICIDIN(R).

   During the second quarter of 1997, NeoRx entered into an agreement with Schwarz Pharma to license the North American and European marketing rights to NeoRx's BIOSTENT(R) product. The Company received $4.0 million in licensing fees and $4.0 million for the purchase of NeoRx Common Stock. The excess amount paid ($1.3 million) over the fair market value of Common Stock was recorded as revenue. Revenues in 1996 consisted primarily of license fees of $4.5 million from DuPont Merck for exclusive North American rights to market NeoRx's VERLUMA(R) lung cancer imaging products.

   The Company's total operating expenses were $14.6 million, $14.8 million and $13.3 million in 1997, 1996 and 1995, respectively. Of these amounts, research and development expenditures were $11.0 million, $10.7 million and $9.3 million in 1997, 1996 and 1995, respectively. Research and development expenses increased 3% in 1997 and 14% in 1996. The increase in research and development expenses in 1997 is attributed to expenditures relating to antibody humanization, clinical trial activities and royalty costs. Research and development expenses are shown net of reimbursements for payments made to third parties received under collaborative agreements. During 1997 the Company received $3.4 million from corporate partners and government research grants under such collaborative agreements.

    In 1996 the increase in research and development was primarily due to activities relating to antibody humanization, increased clinical trial activities, patent filing costs, and a one-time payment to sublicense PRETARGET(TM) technology. In 1996 and 1995, amounts received from corporate partners and government grants were insignificant.

   General and administrative expenses were $3.7 million, $4.1 million and $4.0 million in 1997, 1996 and 1995, respectively. General and administrative expenses decreased 10% in 1997 and increased 2% in 1996. The decrease in general and administrative expenses in 1997 was primarily due to reduced costs for compensation, as well as reduced costs for legal and professional services. In 1996 the increase in general and administrative expenses was primarily due to legal costs associated with collaborative agreements.

   Investment and interest income was $1.9 million, $1.1 million and $1.0 million in 1997, 1996 and 1995, respectively. The increase in 1997 and 1996 was primarily due to higher average cash balances resulting from sales of Common and Preferred Stock. Interest expense was $0.1 million in 1997, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments totaled $33.7 million and $18.3 million at December 31, 1997 and 1996 respectively. During 1997 the Company increased cash, cash equivalents and short-term investments by $15.4 million.

   Cash used in operating activities for 1997 totaled $2.9 million. 1997 Revenue derived mainly from the two new licensing agreements (Janssen and Schwarz Pharma) and investment and interest income of $1.9 million were used to fund total operating expenses of $14.6 million.

   Cash provided by financing activities for 1997 totaled $18.7 million. The majority of the funds were raised from three stock transactions: the JJDC Stock Purchase agreement ($5.0 million), the Schwarz Pharma agreement ($2.6 million), and the private placement transactions $(11.4 million).

   Cash used in investing activities for 1997 totaled $16.8 million. During 1997 the Company invested excess cash in short-term investments that will be used to fund future operating costs. During 1997 the Company also invested $0.3 million in equipment, furniture and leasehold improvements, primarily to support its research and manufacturing activities. As of December 31, 1997, the Company was committed to spending approximately $1.8 million pursuant to operating and capital lease obligations.

   In August 1997, the Company received $5.0 million from the sale of Series 4 Convertible Preferred Stock to JJDC. In March and April of 1997 the Company received $11.4 million from the sale to private investors of 120,000 shares of Series 3 Preferred Stock convertible at a discount. In accordance with an SEC accounting interpretation, the associated discount of $2.1 million was recorded as a one time non-cash dividend. In May 1997, the Company received $4 million from Schwarz Pharma for 699,000 shares of unregistered stock, representing a 50% premium over the fair value of the stock. The associated premium of $1.3 million was recorded as revenue.

   In January 1996, the Company sold 370,000 shares of Common Stock and 47,000 shares of Series 2 Convertible Preferred Stock in private transactions and received $6.6 million. During 1996, the Company sold 464,000 common stock and preferred stock and received $3.8 million, and during 1995, the Company sold 186,000 shares of common stock and received $1.2 million. Also during 1995, NeoRx received $8.3 million from the sale of 1.4 million units consisting of Common Stock and three-year warrants.

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

   The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through at least the second quarter of 1999. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

IMPACT OF THE YEAR 2000

   In 1997 the Company initiated the installation of a new accounting system that is compliant with the year 2000 requirements and is currently evaluating other systems for Year 2000 concerns. The Company has not initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 Page
                                                                                 Number
                                                                                --------
     Reports of Independent Public Accountants.............................      26 - 27
     Balance Sheets - December 31, 1997 and 1996...........................        28
     Statements of Operations - For the Years Ended
        December 31, 1997, 1996 AND 1995...................................        29
     Statements of Shareholders' Equity - For the Years
        Ended December 31, 1997, 1996 AND 1995.............................        30
     Statements of Cash Flows - For the Years Ended
        December 31, 1997, 1996 AND 1995...................................        31
     Notes to Financial Statements.........................................        32


     All other financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of NeoRx Corporation:

    We have audited the accompanying balance sheet of NeoRx Corporation as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP

Seattle, Washington
January 30, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of NeoRx Corporation:

     We have audited the accompanying balance sheet of NeoRx Corporation, a Washington corporation, as of December 31, 1996 and the related statements of operations, cash flows and shareholders' equity for each of the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 1996 and the results of its operations and its cash flows for each of the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles


                                                           ARTHUR ANDERSEN LLP

Seattle, Washington
February 25, 1997


                                                 NEORX CORPORATION
                                                  BALANCE SHEETS
                                         (In thousands, except share data)
                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                         ASSETS                                      1997         1996
                                                                                   ---------    --------
CURRENT ASSETS:
Cash and cash equivalents.......................................................   $   1,949    $  2,945
Short-term investments ..........................................................     31,760      15,322
Prepaids and other ..............................................................      1,820       1,445
                                                                                    --------    --------
         Total current assets ...................................................     35,529      19,712
                                                                                    --------    --------
FACILITIES AND EQUIPMENT, AT COST:
Leasehold improvements ..........................................................      3,300       3,237
Equipment and furniture .........................................................      4,023       3,744
                                                                                    --------    --------
                                                                                       7,323       6,981
Less: accumulated depreciation and amortization .................................     (6,642)     (6,295)
                                                                                    --------    --------
     Facilities and equipment, net ..............................................        681         686
                                                                                    --------    --------
Other assets ....................................................................        111         112
                                                                                    --------    --------
         TOTAL ASSETS ...........................................................   $ 36,321    $ 20,510
                                                                                    ========    ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable................................................................    $    800    $  1,235
Accrued liabilities .............................................................        911         910
Current portion of capital leases ...............................................         43          44
                                                                                    --------    --------
         Total current liabilities ..............................................      1,754       2,189

LONG-TERM LIABILITIES:
Convertible subordinated debentures .............................................      1,195       1,195
Capital leases, less current portion ............................................          4          47
                                                                                    --------    --------
         TOTAL LIABILITIES ......................................................      2,953       3,431
                                                                                    --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred  stock,  $.02 par  value,  3,000,000  shares  authorized:  Convertible exchangeable preferred stock, Series 1, 208,240 shares issued and  outstanding  at December 31, 1997 and 1996  (entitled in liquidation to
    $5,248 at December 31, 1997 and $5,245 at December 31,1996)
  Convertible  preferred  stock,  Series 2,  5,167 and 6,667  shares  issued and outstanding  at  December  31,  1997 and  1996,  respectively  (entitled  in liquidation to $517 at December 31, 1997 and $667 at December 31, 1996)
  Convertible  preferred  stock,  Series 3,  1,000  and -0-  shares  issued  and outstanding at December 31, 1997 and 1996, respectively (entitled in
    liquidation to $100 at December 31, 1997 and $0 at December 31, 1996)........          4            4
Common stock, $.02 par value, 60,000,000 shares authorized,
    20,707,251 and 16,450,565 shares issued and outstanding, at
    December 31, 1997 and 1996, respectively.....................................        414          329
Additional paid-in capital.......................................................    162,612      140,789
Accumulated deficit..............................................................   (129,662)    (124,043)
                                                                                   ---------    ---------
         Total shareholders' equity..............................................     33,368       17,079
                                                                                   ---------    ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  36,321    $  20,510
                                                                                   =========    =========


               See accompanying notes to the financial statements.

                                                 NEORX CORPORATION
                                             STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)



                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                      1997        1996        1995
                                                                                    --------    --------    --------

Revenue .........................................................................   $ 10,352    $  4,784    $    307
                                                                                    --------    --------    --------
OPERATING EXPENSES:
Research and development ........................................................     10,961      10,682       9,349
General and administrative ......................................................      3,686       4,081       3,994
                                                                                    --------    --------    --------
          Total operating expenses ..............................................     14,647      14,763      13,343
                                                                                    --------    --------    --------
Loss from operations ............................................... ............     (4,295)     (9,979)    (13,036)
OTHER INCOME (EXPENSE):
   Investment and interest income, net ..........................................      1,881       1,120       1,002
   Interest expense .............................................................       (136)       (142)       (140)
   Litigation expense, net ......................................................         --          --         (97)
                                                                                    --------    --------    --------
Net loss ........................................................................   $ (2,550)   $ (9,001)   $(12,271)
                                                                                    ========    ========    ========
Preferred stock dividends .......................................................     (3,069)     (1,684)       (597)
                                                                                    --------    --------    --------
Net loss applicable to common shares ............................................   $ (5,619)   $(10,685)   $(12,868)
                                                                                    ========    ========    ========
Net loss per common share -
       basic and diluted ........................................................   $   (.31)   $   (.68)   $   (.98)
                                                                                    ========    ========    ========
Weighted average common shares
       outstanding - basic and diluted ..........................................     18,065      15,604      13,142
                                                                                    ========    ========    ========


                     See accompanying notes to the financial statements.


                                                                NEORX CORPORATION
                                                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (In thousands, except per share data)

                                     PREFERRED STOCK     COMMON STOCK
                                     ---------------    --------------
                                     NUMBER              NUMBER              ADDITIONAL                                  TOTAL
                                       OF       PAR        OF     PAR         PAID-IN      DEFERRED     ACCUMULATED   SHAREHOLDERS'
                                     SHARES    VALUE     SHARES   VALUE       CAPITAL    COMPENSATION     DEFICIT        EQUITY
                                     ------    -----     ------   -----      ----------  ------------   -----------   -------------

BALANCE, DECEMBER 31, 1994 .....       298     $  6      11,865    $237       $115,614      $(232)     $ (99,784)       $15,841
Sale of common stock
   and warrants ................        --       --       1,700      34          9,181         --             --          9,215
Exercise of stock options ......        --       --         219       4            419         --             --            423
Issuance of common stock in
   payment of expenses .........        --       --         321       6          1,932         --             --          1,938
Exchange of preferred stock for
   common stock ................       (90)      (2)        225       5            703         --           (706)            --
Issuance of compensatory stock
   options .....................        --       --          --      --             91         --             --             91
Amortization of deferred
   compensation ................        --       --          --      --             --         93             --             93
Preferred stock dividends ......        --       --          29       1            158         --           (597)          (438)
Net loss .......................        --       --          --      --             --         --        (12,271)       (12,271)
                                      ----     ----      ------    ----       --------      -----      ---------        --------
BALANCE, DECEMBER 31, 1995 .....       208        4      14,359     287        128,098       (139)      (113,358)        14,892

Sale of common stock ...........        --       --         803      16          5,751         --             --          5,767
Sale of preferred stock ........        47        1          --      --          4,417         --             --          4,418
Exercise of stock options ......        --       --         281       6            719         --             --            725
Issuance of common stock in
  payment of expenses ..........        --       --         116       2            691         --             --            693
Exchange of preferred stock for
  common stock .................       (40)      (1)        860      17            (16)        --             --             --
Amortization of deferred
  compensation .................        --       --          --      --             --        139             --            139
Preferred stock dividends ......        --       --          32       1          1,129         --         (1,684)          (554)
Net loss .......................        --       --          --      --             --         --         (9,001)        (9,001)
                                      ----     ----      ------    ----       --------      -----      ---------        -------
 BALANCE, DECEMBER 31, 1996 ....       215        4      16,451     329         14,789         --       (124,043)        17,079

Sale of common stock ...........        --       --         699      14          2,633         --             --          2,647
Sale of preferred stock ........       121        2          --      --         16,396         --             --         16,398
Exercise of stock options ......        --       --         114       2            376         --             --            378
Issuance of common stock in
  payment of expenses ..........        --       --          22       1            100         --             --            101
Exchange of preferred stock for
  common stock .................      (122)      (2)      3,366      67            (65)        --             --             --
Preferred stock dividends ......        --       --          55       1          2,383         --         (3,069)          (685)
Net loss .......................        --       --          --      --             --         --         (2,550)        (2,550)
                                      ----     ----      ------    ----       --------      -----      ---------        -------
BALANCE, DECEMBER 31, 1997 .....       214     $  4      20,707    $414       $162,612      $  --      $(129,662)       $33,368
                                      ====     ====      ======    ====       ========      =====      =========        =======

                                              See accompanying notes to the financial statements.



                                                 NEORX CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                      1997        1996        1995
                                                                                    --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................................   $ (2,550)   $ (9,001)   $(12,271)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .................................................        348         381         402
  Compensation expense on stock awards
    and options .................................................................         --         167         184
  Common stock for services .....................................................        101         290         239
  (Increase) decrease in prepaids ...............................................       (375)         57         554
  Increase (decrease) in accounts payable .......................................       (435)       (276)        908
  Increase (decrease) in accrued liabilities ....................................        (38)        708         (64)
   Decrease in deferred revenue .................................................         --        (250)         --
                                                                                    --------    --------    --------
  Net cash used in operating activities .........................................     (2,949)     (7,924)    (10,048)
                                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of short-term investment............................. .....     59,987      36,989      43,213
  Purchases of short-term investments ...........................................    (76,425)    (43,374)    (37,427)
  Facilities and equipment purchases ............................................       (343)       (250)       (129)
                                                                                    --------    --------    --------
  Net cash provided by (used in) investing activities                                (16,781)     (6,635)      5,657
                                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations .......................................        (44)        (48)        (35)
  Proceeds from sale of common stock and warrants ...............................      2,647       5,767       9,215
  Proceeds from sale of preferred stock .........................................     16,398       4,418        --
  Proceeds from stock options exercised .........................................        378         693         423
  Preferred stock dividends .....................................................       (645)       (508)       (458)
                                                                                    --------    --------    --------
  Net cash provided by financing activities .....................................     18,734      10,322       9,145
                                                                                    --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...................................................................       (996)     (4,237)      4,754
CASH AND CASH EQUIVALENTS:
  Beginning of year .............................................................      2,945       7,182       2,428
                                                                                    --------    --------    --------
  End of year ...................................................................   $  1,949    $  2,945    $  7,182
                                                                                    ========    ========    ========





                                     See accompanying notes to the financial statements.

                                NEORX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

    NeoRx Corporation (the "Company") develops biopharmaceutical products primarily for the treatment of cancer and cardiovascular disease. The Company operates in a highly regulated and competitive environment. The development and manufacturing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration ("FDA") in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

      The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel, availability of raw materials, determination of the patentability of the Company's products and processes and approval by the FDA before the Company's products may be sold domestically. Expenses incurred have been primarily for research and development activities and administration. Successful future operations depend upon the Company's ability to develop, obtain regulatory approval for, and commercialize its products. The Company will require a substantial amount of additional funds to complete the development of most of its products and to fund additional operating losses which the Company expects to incur during the next several years.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS. All highly liquid investments with a remaining maturity of three months or less when purchased, are considered to be cash equivalents.

     ESTIMATES AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES. Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. License fees earned are recognized as revenue unless subject to a contingency, which results in a deferral of revenue until the contingency is satisfied. Research and development costs are expensed as incurred. It is the Company's practice to offset third party collaborative reimbursements received as a reduction of research and development expenses. Third party reimbursements for 1997 were $3,448,286. In 1996 and 1995, third party reimbursements were insignificant.

     INCOME TAXES. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company has financial instruments consisting of cash, cash equivalents, short-term investments, note from officer, accounts payable, capital leases and convertible subordinated debentures. All of the Company's financial instruments, based on current market indicators or quotes from brokers, approximate their carrying amount.

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

    NET LOSS PER COMMON SHARE. In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), that establishes standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. The adoption of this statement did not result in a change in previously reported EPS.

     RECLASSIFICATIONS. Certain reclassifications were made to the 1996 and 1995 financial statements to make them comparable with the 1997 presentation.

NOTE 3. SHORT-TERM INVESTMENTS

     Short-term investments consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                  -----------------------
                                                   1997             1996
                                                  -------         -------
Federal government and agency securities.......   $ 4,997         $ 9,485
Corporate debt securities......................    26,763           5,837
                                                  -------         -------
                                                  $31,760         $15,322
                                                  =======         =======

     The Company considers all short-term investments as available-for-sale securities. All securities mature within one year of the date of issuance and are carried at fair value. The fair value of the securities approximates amortized cost at December 31, 1997 and 1996.

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                    ---------------------
                                                     1997            1996
                                                    -----           -----
Compensation...................................     $ 743           $ 781
Other..........................................       168             129
                                                    -----           -----
                                                    $ 911           $ 910
                                                    =====           =====

NOTE 5.  LEASES

     The Company leases certain equipment under capital leases which expire on various dates through 1999. The total cost of equipment under capital leases included in facilities and equipment on the accompanying balance sheet was $293,966 at December 31, 1997 and 1996, and accumulated amortization applicable to such leases was $243,284 and $183,861 respectively.

     The lease for the Company's principal location expires in 2001 and contains one five-year renewal option. Total rent payments under operating leases were $535,812, $515,412 and $449,755 for 1997, 1996 and 1995, respectively.

     Minimum lease payments and the present value of capital lease obligations as of December 31, 1997, were as follows (in thousands):


                                                                       OPERATING     CAPITAL
YEAR                                                                    LEASES        LEASES
                                                                       ---------     -------
1998 .............................................................      $  518         $44
1999 .............................................................         518           5
2000 .............................................................         494           -
2001 .............................................................         177           -
                                                                        ------         ---
     Total minimum lease payments ................................      $1,707          49
                                                                        ======
Less: amount representing interest (5% - 9% annual interest rates)                      (2)
                                                                                       ---
      Present value of capital lease obligations .................                      47
Less: current portion of capital leases ..........................                     (43)
                                                                                       ---
      Obligations under capital leases, non-current ..............                     $ 4
                                                                                       ===

NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

     The Company has $1,195,000 in principal of Convertible Subordinated Debentures (the "Debentures") outstanding, that will be retired in June 2000. The Debentures are convertible at the option of the holder into the Company's Common Stock at a conversion price of $25.80 per share, subject to adjustment under certain conditions. Interest at 93/4% is payable semi-annually on June 1 and December 1. The Debentures are redeemable, in whole or in part, at any time, at the option of the Company at 101.95% of par, reducing to par by 1999, together with accrued interest. The Debentures are subordinated in right of payment to any outstanding senior indebtedness of the Company, as defined in the indenture.

NOTE 7. SHAREHOLDERS' EQUITY

     COMMON STOCK TRANSACTIONS. During 1997, the Company issued 720,862 shares of Common Stock and received net proceeds and services valued at $2,748,542. During 1996, the Company issued 919,632 shares of Common Stock and received net proceeds and services valued at $6,459,701. During 1995, the Company issued 464,502 shares of common stock and received net proceeds and services valued at $2,845,858. Also in 1995, the Company sold in separate transactions 1,557,048 shares of Common Stock and 1,634,907 three-year warrants to purchase 408,727 shares of Common Stock, exercisable at a price of $5.31 per share. Net proceeds amounted to $8,308,746.

     During 1997, the Company also issued 3,366,690 shares of Common Stock in exchange for 1,500 shares of Series 2 Preferred Stock, 119,000 shares of Series 3 Preferred Stock and 1,000 shares of Series 4 Preferred Stock. Dividends of $266,448 were also paid on the Series 2 Preferred Shares by issuing 54,769 shares of Common Stock.

     In 1996, the Company issued 859,861 shares of Common Stock in exchange for 40,000 shares of Series 2 Preferred Stock. Dividends of $173,783 were paid on the shares of Series 2 Preferred Stock by issuing 32,252 shares of Common Stock.

     In 1995, the Company issued 225,000 shares of Common Stock in exchange for 90,000 shares of Series 1 Preferred Stock. Dividends of $158,925 were paid on the shares of Series 1 Preferred Stock by issuing 29,186 shares of Common Stock.

     PREFERRED STOCK TRANSACTIONS. Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors (the "Board"), payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of Common Stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.49 per share, decreasing to $25.00 per share by 1999. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances.

     In 1996, the Company issued 46,667 shares of Series 2 Preferred Stock and received net proceeds of $4,418,037. During 1996, 40,000 shares of Series 2 Preferred Stock were converted to 859,861 shares of Common Stock. In February 1997, 1,500 shares of Series 2 Preferred Stock were converted to 32,934 shares of Common Stock.

     Holders of Series 2 Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum compounded quarterly on the $100 per share stated value of the Series 2 Preferred Stock. The dividend is payable, in cash or Common Stock at the Company's option, at the time the Series 2 Preferred Stock is redeemed or converted into Common Stock. The Series 2 Preferred Stock is redeemable at the option of the Company at $120.50 per share. Each share of the Series 2 Preferred Stock is convertible at the option of the holder into the number of shares of Common Stock determined by dividing $120.50 by the average stock market closing bid price of the Common Stock for the five trading days prior to the day of conversion, but not less than $4.41 nor more than $8.36 per share. The discount to be realized by the difference between the conversion value and the stated value of the Series 2 Preferred Stock issued was recognized by the Company as a non-cash dividend charge of $955,830 in 1996. The holders of the Series 2 Preferred Stock have no voting rights, except in limited circumstances. The Series 2 Preferred Stock ranks junior to the Company's Series 1 Preferred Stock, as to dividends, distributions and payments in liquidation.

    In 1997, the Company sold 120,000 shares of Series 3 Preferred Stock in private transactions and received net proceeds of $11,441,012. Also during 1997, 119,000 shares of Series 3 Preferred Stock were converted into 2,500,423 shares of Common Stock.

    Holders of the Series 3 Preferred Stock are entitled to receive cumulative dividends at the rate of 7% per annum compounded quarterly on the $100 per share stated value of the Series 3 Preferred Stock. The dividend is payable, in cash or Common Stock at the Company's option, quarterly or at the time the Series 3 Preferred Stock is redeemed or converted into Common Stock. The Series 3

Preferred Stock is redeemable at the option of the Company in the first two years following issuance at $117.65 per share plus accrued dividends and interest. Each share of the Series 3 Preferred Stock is convertible in the first two years following issuance at the option of the holder, and is mandatorily convertible two years after the date of issuance, into the number of shares of Common Stock determined by dividing the $100 stated value of the Series 3 Preferred Stock by 85% of the average stock market closing bid price of the Common Stock for the five trading days ending one day prior to the day of conversion, but not less than $4.41 nor more than $6.42 per share, plus accrued dividends and interest. A non-cash dividend charge of $2,117,647 was recognized by the Company during 1997 for the amount of the excess of the conversion value over the stated value. The holders of the Series 3 Preferred Stock have no voting rights except in limited circumstances. The Series 3 Preferred Stock ranks junior to the Company's Convertible Exchangeable Preferred Stock, Series 1, and on parity with the Company's Series 2 Preferred Stock as to dividends, distributions and payments in liquidation.

    In connection with a 1997 agreement with Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc, Johnson & Johnson
Development Corporation ("JJDC"), also a subsidiary of Johnson & Johnson, purchased 1,000 shares of Series 4 Preferred Stock, $.02 par value per share, at a stated value of $5,000 per share with a dividend rate of 7% per annum. In September 1997, the Series 4 Preferred Stock automatically converted into 833,333 shares of Common Stock, in accordance with the JJDC agreement, when the Common Stock attained an average closing price of $6.00 per share. These converted shares of Common Stock are not freely tradable for one year and are subject to volume limitations in the second year. At December 31, 1997, none of the Series 4 Preferred Stock remained outstanding.

    SHAREHOLDERS' RIGHTS PLAN. On April 10, 1996, the Board adopted a Shareholders' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The Board declared a dividend to holders of the Company's Common Stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right (the "Right") for each outstanding share of the Common Stock. The Right is exercisable 10 days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding Common Stock by a person or group of affiliated persons. Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $40, subject to adjustment. The Rights expire in 2006. The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions. Each share of Series A Preferred Stock has 100 votes, and will vote with the Common Stock. Prior to the acquisition by a person or group of 20% of the outstanding Common Stock, the Board may redeem each Right at a price of $.001.

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

     STOCK OPTIONS. The Company has two stock option plans with options available for grant: the 1994 Stock Option Plan (the "1994 Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Directors Plan").

    The 1994 Plan authorizes the Board or an Option Committee appointed by the Board to grant options to purchase a maximum of 2,500,000 shares of Common Stock. In May 1997 the Board of Directors and shareholders authorized an increase of 1,500,000 shares to the 1994 Plan for a maximum of 4,000,000 shares of Common Stock. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant. In general, two-thirds of the option grants become exercisable in increments at a rate of 25% per year over a four-year period from the grant date, and the remaining one-third becomes exercisable over a period of one to six years from the grant date at the discretion of the Option Committee. The exercise price of options granted under the 1994 Plan is equal to the fair market value of the Common Stock at the date of grant. As of December 31, 1997, there were 1,465,073 shares of Common Stock available for issuance under the 1994 Plan.

    In 1996, the Company canceled and reissued at an exercise price range of $5.13 - $5.25 per share, the fair market value of the Common Stock on the date of cancellation, all options held by non-executive employees with exercise prices greater than the price range of $5.13 - $5.25 per share.

    The Directors Plan authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 1997, there were 109,375 shares of Common Stock available for issuance under the Directors Plan.

    Effective in 1998, the number of shares purchasable under options granted to each Director under the Directors Plan was increased to 10,000 shares of Common Stock concurrent with annual election as a Director and to 20,000 shares for a Directors' initial appointment to the Board.

    Information relating to activity under the Company's stock option plans is as follows (in thousands, except per share data):


                                              1997                      1996                      1995
                                      -----------------------   ----------------------   ------------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                       NUMBER      AVERAGE       NUMBER       AVERAGE      NUMBER       AVERAGE
                                      OF SHARES   SHARE PRICE   OF SHARES   SHARE PRICE   OF SHARES   SHARE PRICE
                                      ---------   -----------   ---------   -----------   ---------   -----------
Outstanding at beginning of year ....    2,809        $5.11         2,911       $4.85         2,985      $4.61
Granted .............................      600         5.09           994        6.19           174       5.35
Exercised ...........................     (114)        3.32          (281)       2.62          (219)      1.93
Canceled ............................     (147)        5.87          (815)       6.35           (29)      4.98
                                         -----        -----         -----       -----         -----      -----
Outstanding at end of year ..........    3,148        $5.14         2,809       $5.11         2,911      $4.85
                                         =====        =====         =====       =====         =====      =====
Exercisable at end of year ..........    1,679        $5.54         1,267       $6.03         1,104      $6.86
                                         =====        =====         =====       =====         =====      =====

     Information relating to stock options outstanding and exercisable at December 31, 1997 is as follows (in thousands, except per share data):


                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                       ------------------------------------   -----------------------
                                                    WEIGHTED
                                                    AVERAGE        WEIGHTED                WEIGHTED
                                        NUMBER     REMAINING       AVERAGE     NUMBER      AVERAGE
RANGE OF EXERCISE PRICES               OF SHARES  LIFE IN YEARS  SHARE PRICE  OF SHARES   SHARE PRICE
------------------------               ---------  -------------  -----------  ---------   -----------
$1.50 - $3.75                            1,398        6.40         $ 2.93         928        $ 2.89
$4.74 - $6.38                            1,141        8.41           5.23         341          5.54
$6.75 - $21.75                             609        6.35          10.05         410         11.54
                                         -----        ----          -----       -----        ------
                                         3,148        7.12         $ 5.14       1,679        $ 5.54
                                         =====        ====          =====       =====        ======

     The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 1997 was $3.73 per share using the assumptions of expected volatility of 66%, expected option lives of five to ten years and risk-free rates of interest of 5.7 - 6.8%. During 1996, the weighted average grant-date fair value of stock options granted was $3.66 per share using the assumptions of expected volatility of 70%, expected option lives of five to ten years and risk-free rates of interest of 6.5 - 6.7%. During 1995, the weighted average grant-date fair value of stock options granted was $3.74 per share using assumptions of expected volatility of 70%, expected option lives of five to ten years and risk-free rates of interest of 6.0 - 6.7 %. The Company assumed a dividend yield of zero for all years.

    In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after December 15, 1995. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123. No compensation cost has been recognized for options issued to employees under the plans. Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net Loss" and "Net Loss Per Common Share" would have increased to the following pro forma amounts for 1997, 1996 and 1995 (in thousands, except per share data):

                                                                  1997           1996          1995
                                                                 -------        -------      --------
Net loss.....................    As reported................     $(2,550)       $(9,001)     $(12,271)
                                 Pro forma..................      (3,777)        (9,503)      (12,364)

Net loss per common share,       As reported................       $(.31)         $(.68)        $(.98)
    basic and diluted........    Pro forma..................        (.38)          (.72)         (.99)

     Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     RESTRICTED STOCK. The Company also has a Restricted Stock Plan (the "Restricted Stock Plan") under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, adopted in 1991, 250,000 shares are authorized for grant, of which 194,000 remain available for grant at December 31, 1997.

     WARRANTS. In connection with financing transactions in 1995, the Company issued 1,634,907 three-year warrants to purchase 408,727 shares of Common Stock, exercisable at a price of $5.31 per share. The warrants expire in 1998.

     In 1992, the Company issued Common Stock purchase warrants to Boehringer Ingelheim to acquire 625,000 shares of Common Stock at a per share exercise price ranging from $15.84 to $21.12. The warrants expired in 1997.

NOTE 8. REVENUES

     The Company entered into an agreement in 1997, with Janssen for the worldwide development, manufacture and distribution of NeoRx's AVICIDIN(R) cancer therapy product. The Company received a $5,000,000 license fee, which was recorded as revenue, and rights to potential future milestone payments and royalties on product sales.

     Also in 1997, the Company received a $4,000,000 license fee from Schwarz Pharma for marketing rights to NeoRx's BIOSTENT(R) product in North America and Europe and $4,000,000 for 698,702 unregistered shares of NeoRx Common Stock representing a 50% premium over the fair value of the stock. The $4,000,000 license fee and the excess amount received over the fair market value of the Common Stock ($1,333,334) were recorded as revenue.

     In 1996, the Company recorded as revenue a $4,500,000 milestone payment from DuPont Merck upon FDA approval to market VERLUMA(R) in the United States. The Company does not anticipate further material revenue from this product.

NOTE 9. CASH FLOW

     No capital lease obligations were incurred during 1997 and 1996. Capital lease obligations incurred to acquire equipment were $143,312 in 1995.

     Interest paid by the Company was $134,955, $142,613 and $140,511 for 1997, 1996 and 1995, respectively.

NOTE 10. FEDERAL INCOME TAXES

     Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                             1997        1996
                                                            -------     -------
Net operating loss carryforwards .......................    $19,900     $18,900
Research and experimentation credit carryforwards.......      1,600         900
Depreciation and amortization...........................        630         600
Other ..................................................        340         500
                                                            -------     -------
     Deferred tax assets ...............................     22,470      20,900
Deferred tax asset valuation allowance .................    (22,470)    (20,900)
                                                            -------     -------
     Net deferred taxes ................................    $    --     $    --
                                                            =======     =======


     The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax asset. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by 2,400,000 and 3,700,000 in 1996 and 1995, respectively.

     The Company's net operating loss carryforwards expire beginning in 1999 through 2011. Research and experimentation credits expire from 2006 to 2018.

NOTE 11. SUBSEQUENT EVENTS

     In January 1998, the Company received a $7,000,000 milestone payment from Janssen, reflecting Janssen's decision to begin phase II trials of AVICIDIN(R) cancer therapy as part of the agreement entered into with Janssen in August 1997.

NOTE 12. RELATED PARTY TRANSACTIONS

     The Company's Chairman of the Board of Directors, has a consulting agreement with the Company that provides that he shall be retained as a general advisor and consultant to the Company's management on all matters pertaining to the Company's business. In exchange for such services, he is compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses. In addition, under the agreement, in 1993 the Company granted him options to purchase, at a 15% discount, a total of up to 125,000 shares of Common Stock over four years. In 1996, the Board accelerated vesting of his remaining 40,000 unvested shares for his assistance in the Company's 1996 financing. On February 21, 1997, the Board granted him, under the Restated 1994 Stock Option Plan, options to purchase 60,000 of the Company's Common Stock for his services as Chairman of the Board of Directors. The options were granted at the then current market price of the Common Stock, and vest and are exercisable in two equal installments beginning one year after the date of grant.

     The Company has a demand note receivable from an officer with a balance of $111,938 at December 31, 1997 and $131,219 at December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In April 1997, the Board of Directors, at the recommendation of the Audit Committee, terminated the engagement of Arthur Andersen LLP as the Company's certifying accountants.

    The report of Arthur Andersen LLP on the Company's financial statements for either of the last two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's two most recent fiscal years and subsequent interim periods preceding the date of termination of the engagement of Arthur Andersen LLP, the Company was not in disagreement with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report.

    The required letter from Arthur Andersen LLP with respect to the above statements made by the Company is filed as an exhibit hereto.

    Also in April 1997, the Board of Directors, at the recommendation of the Audit Committee, engaged KPMG Peat Marwick LLP as the Company's certifying accountants. The Company had not consulted with KPMG Peat Marwick LLP during its previous two most recent fiscal years or during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit option that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (b) EXECUTIVE OFFICERS. Information with respect to the Company's executive officers is set forth below.

            NAME                        AGE        POSITION WITH THE COMPANY

      Paul G. Abrams, M.D., J.D.         50        President, Chief Executive Officer
                                                   and Director

      Richard L. Anderson.               58        Senior Vice President, Finance
                                                   and Operations, and Chief Financial Officer

      Becky J. Bottino                   49        Vice President, Operations

      John M. Reno, Ph.D.                51        Vice President, Research and Development

      Robert W. Schroff, Ph.D., M.B.A.   43        Vice President and General Manager,
                                                   Cardiovascular Products

      Bruce H. Walters                   54        Vice President, Human Resources


BUSINESS EXPERIENCE

     DR. PAUL G. ABRAMS is a co-founder of the Company, has been a Director since January 1985 and has been President and Chief Executive Officer since May 1990. Dr. Abrams holds M.D., J.D. and B.A. degrees from Yale University. He is a board-certified internist and medical oncologist and is an Affiliate Associate Professor in the Department of Radiology at the University of Washington.


     RICHARD L. ANDERSON has been Senior Vice President, Finance and Operations and Chief Financial Officer since September 1997. He was Senior Vice President and Chief Financial Officer from January 1996 to August 1997. From November 1994 to January 1997, Mr. Anderson was Vice President and Controller at Mosaix Inc., a provider of computer telephony integration products and services. From September 1993 to October 1994, Mr. Anderson was Vice President of Finance, Chief Financial Officer and Secretary of Merix Corporation (formerly a division of Tektronix), a manufacturer of printed circuit boards. Mr. Anderson holds an M.S. degree in Management from Johns Hopkins University, a M.S. degree in Solid State Physics from the University of Maryland, a B.S. in Physics from Bucknell University and is a Certified Public Accountant.

     BECKY J. BOTTINO has been Vice President of Operations since September 1997. She was the Company's Director of Manufacturing and Product Development from October 1996 through September 1997, Director of Product Development from 1992 to 1994 and Manager of Product Development from 1989 to 1992. Ms. Bottino joined NeoRx in 1985 as a Research Technologist. She holds a M.S. degree in Chemistry from the University of Washington and a B.S. degree from the University of Utah.

     DR. JOHN M. RENO has been Vice President, Research and Development since January 1993. He was the Company's Director, Research and Development from May 1991 until December 1992. He holds a Ph.D. degree in Biochemistry from Michigan State University. DR. ROBERT W. SCHROFF has been Vice President and General Manager, Cardiovascular Products since January 1993. He was the Company's Director, Business Development and Analytical Labs from September 1991 to December 1992. Dr. Schroff holds a Ph.D. degree in Immunology from the Bowman Gray School of Medicine of Wake Forest University. He performed postdoctoral studies at the University of California at Los Angeles. Dr. Schroff also holds an M.B.A. degree from the University of Washington. BRUCE H. WALTERS has been Vice President, Human Resources since May 1989. From April 1987 to April 1989, he was the Company's Director, Human Resources. Mr. Walters holds a B.A. degree in Bacteriology from the University of California at Los Angeles.

    (c) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information  required by this item is detailed in the Notes to Financial
Statements   contained   herein  in  the  section   captioned   "Related   Party
Transactions".

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

    (a) (2)   Financial Statement Schedules -- Not applicable.

    (a) (3)   Exhibits -- See Exhibit Index filed herewith.

    (b)       Reports on Form 8-K -- Not applicable.

    (c)       Exhibits -- See Exhibit Index filed herewith.

                                                    SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEORX CORPORATION
                             (Registrant)


                                            /s/ RICHARD L. ANDERSON
                             --------------------------------------------------
                                               Richard L. Anderson
                             Senior Vice President Finance and Operations, Chief
                                            Financial Officer, Secretary

                                               Date: March 25, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   /s/ PAUL G. ABRAMS
-------------------------------------------------------
                       Paul G. Abrams                     President, Chief Executive      March 25, 1998
                              Officer and Director
                                                          (Principal Executive Officer)

                 /s/ RICHARD L. ANDERSON
-------------------------------------------------------
                     Richard L. Anderson                  Senior Vice President,          March 25, 1998
                                                          Finance and Operations,
                                                          Chief Financial Officer
                                                          (Principal Financial and
                                                          Accounting Officer)

                   /s/ FRED B. CRAVES
-------------------------------------------------------
                       Fred B. Craves                     Chairman of the Board of        March 25, 1998
                                                          Directors

                  /s/ JAMES G. ANDRESS
-------------------------------------------------------
                      James G. Andress                    Director                        March 25, 1998



                   /s/ JACK L. BOWMAN
-------------------------------------------------------
                       Jack L. Bowman                     Director                        March 25, 1998



                /s/ LAWRENCE H. N. KINET
-------------------------------------------------------
                    Lawrence H.N. Kinet                   Director                        March 25, 1998


                  /s/ CARL-HEINZ POMMER
-------------------------------------------------------
                      Carl-Heinz Pommer                    Director                        March 25, 1998






                                                   EXHIBIT INDEX

                                                                                          INCORPORATION
             EXHIBIT                DESCRIPTION                                          BY REFERENCE TO
             -------                -----------                                          ---------------

              3.1(a)  Restated Articles of Incorporation, dated April 29, 1996                   *

              3.1(b   Articles of Amendment, dated March 31, 1997, to Restated Articles
                      of Incorporation                                                           **
              3.1(c)  Articles of Amendment, dated August 8, 1997, to Restated Articles
                      of Incorporation                                                     Filed herewith
              3.2     Bylaws, as amended, of the registrant                                Filed herewith
              4.1     Form of Indenture, dated as of June 1, 1989, between NeoRx
                      Corporation and First Interstate Bank of Washington, N.A., as
                      Trustee                                                                   ***
              4.2     Specimen Warrant Certificate                                              +++
              4.3     Form of Purchase Agreements  dated as of April 18,  1995  between
                      NeoRx Corporation and the Purchasers                                      +++
              4.4     Form of Purchase Agreements dated as of January 30, 1996 between
                      NeoRx Corporation and the Purchasers                                      ++++
              4.5     Rights Agreement, dated April 10, 1996, between NeoRx Corporation
                      and First Interstate Bank of Washington, N.A.                            ++++++
              10.1    Restated 1994 Stock Option Plan (^)                                        &
              10.2    Lease Agreement for 410 West Harrison facility, dated February 15,
                      1996, between NeoRx Corporation and Diamond Parking, Inc                   #
              10.3    1991 Stock Option Plan for Non-Employee Directors, as amended (^)          ++
              10.4    1991 Restricted Stock Option Plan (^)                                    ******
              10.5    Stock and Warrant  Purchase  Agreement,  dated as of September 11,
                      1992, between NeoRx Corporation and Boehringer Ingelheim
                      International GmbH                                                         ****
              10.6    Amendment to Stock and Warrant Purchase Agreement, dated as of
                      September 17, 1992, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               +
              10.7    Second  Amendment to Stock and Warrant Purchase Agreement, dated as of September 29, 1993, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               +
              10.8    Development and License Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
                      GmbH                                                                      ****
              10.9    First Amendment to Development  and  License  Agreement, dated
                      September 22, 1994, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               ++
              10.10   Second  Amendment to  Development  and License  Agreement,
                      dated  October 31, 1994,  between  NeoRx  Corporation  and
                      Boehringer Ingelheim International GmbH                                    ++
              10.11   Technology  License  Agreement,  dated as of  September  11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
                      GmbH                                                                      ****
              10.12   License Agreement, dated as of September 18, 1992, between NeoRx
                      Corporation and Sterling Winthrop Inc                                     ****
              10.13   Agreement, dated as of December 15, 1995                                 +++++
              10.14   License Option Agreement, dated June 1, 1991, between NeoRx
                      Corporation and the UAB Research Foundation                                +
              10.15   Research  Agreement  (With Option to License),  dated  February 8,
                      1993,  between  NeoRx  Corporation  and Southern  Research
                      Institute                                                                  +
              10.16   Consulting  Agreement,  effective March 15, 1993,
                      between NeoRx Corporation and Oxford Molecular Inc                         +
              10.17   Agreement, dated as of August 1, 1993,  between NeoRx Corporation
                      and Avalon Medical Partners                                                +
              10.18   Registration Rights Agreement, dated September 1993, between NeoRx
                      Corporation and Avalon Medical Partners                                    +
              10.19   Consulting Agreement, dated as of July 7, 1993, between NeoRx
                      Corporation and Dr. Fred Craves (^)                                        +
                      Amendment to consulting agreement, dated May 9,1995 between NeoRx
              10.20   Corporation and Dr. Fred Craves (^)                                       +++++
              10.21   Engagement letter, dated as of June 22, 1993, between NeoRx
                      Corporation and the Placement Agents                                      *****
              10.22   Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
                      and the Purchasers or representatives thereof                             *****




              10.23   Stock Purchase Agreement, dated as of October 5, 1994, between
                      NeoRx  Corporation  and The  DuPont  Merck  Pharmaceutical
                      Company                                                                    ++
              10.24   License Agreement, dated as of October 5, 1994, between NeoRx
                      Corporation and The DuPont Merck Pharmaceutical Company                    ++
              10.25   Supply Agreement, dated  November 10, 1994, between Cordis
                      Corporation and NeoRx Corporation                                          ++
              10.26   License  Agreement,  effective  as of October  12, 1994, between
                      Indiana University Foundation and NeoRx  Corporation, as amended           ++
              10.27   Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior
                      University, as amended                                                     ++
              10.28   Amendment No.3, dated November 15, 1995, to Contract between
                      Corporation and the Board of Trustees of the Leland Stanford
                      Junior University                                                         +++++
              10.29   Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund,
                      Ltd. and SBSF Biotechnology Partners                                       ++++
              10.30   Indemnification Agreement (^)                                               #
              10.31   Change of Control Agreement (^)                                             ##
              10.32   Form of Key Executive Severance Agreement (^)                               ##
              10.33   Development, Distribution and Supply Agreement between NeoRx
                      Corporation  and Schwarz Pharma AG, dated March 31, 1997                    X
              10.34   Stock Purchase Agreement, dated May 24, 1997, between Schwarz
                      Pharma AG and NeoRx Corporation                                            XXX
              10.35   Preferred Stock Purchase Agreement, dated August 8, 1997, between
                      Johnson & Johnson Development Corporation and NeoRx Corporation            XXXX
              10.36   Agreement,  entered into as of July 1, 1997,
                      between Janssen Pharmaceutica, N.V. and NoeRx Corporation                  XXXX
              16.1    Letter Regarding Change in Certifying Accountants                           XX
              23.1    Consent of KPMG Peat Marwick LLP                                     Filed herewith
              23.2    Consent of Arthur Andersen LLP                                       Filed herewith

            *         Filed as an exhibit to the Company's Form 10-K for the fiscal year ended
            **        Filed as an exhibit to the Company's Registration Statement on  Form  S-3
                      (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.
            ***       Filed as an exhibit to the Company's Registration Statement on Form S-1
                      (Registration No. 33-28545)effective May 31, 1989 and incorporated herein by reference.
            ****      Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference.
            *****     Filed as an exhibit to the Company's  Registration Statement on Form  S-3
                      (Registration No. 33-64992) effective August 25, 1993 and incorporated herein by reference.
            ******    Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.
            +         Filed as an exhibit to the Company's Registration Statement on Form  S-2
                      (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
            ++        Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
            +++       Filed as an exhibit to the Company's Registration Statement on Form S-3
                      (Registration  No. 33-60029) effective August 8, 1995 and incorporated herein by reference.
                      Filed as an exhibit to the Company's  Registration Statement on Form  S-3
            ++++      (Registration No. 333-00785) effective February 7, 1996 and incorporated herein by reference.
            +++++     Filed as an exhibit to the Company's Form 10-K for the fiscal year ended
                      December 31, 1995 and incorporated herein by reference.
            ++++++    Filed as an exhibit to the  Company's Registration Statement on  Form 8-A,
                      dated April 15, 1996  and incorporated herein by reference.
            &         Filed as an exhibit to the Company's Registration Statement on  Form  S-8,
                      filed July 31, 1997 and incorporated herein by reference.




            #         Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
            ##        Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
            X         Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
            XX        Filed as an exhibit to the Company's Form 8-K dated April 11, 1997 and incorporated herein by reference.
            XXX       Filed as an exhibit to the Company's Form 8-K dated June  11, 1997 and incorporated herein by reference.
            XXXX      Filed as an exhibit to the Company's Form 8-K dated October 7, 1997 and incorporated herein by reference.
            ^         Management contract or compensatory plan.
