Form 10-K/A
period 1997-12-31
NEORX CORP
filed 1998-03-31
CIK 755806

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

               Securities registered pursuant to Section 12(b)of the Act:
                                      None

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

                                    PART II

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

   The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through 1999. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its products to market, and to establish marketing and limited manufacturing capabilities. The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

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

                                NEORX CORPORATION
                                  (Registrant)


                                             /s/ RICHARD L. ANDERSON
                                   --------------------------------------------
                                                  Richard L. Anderson
                                   Senior Vice President Finance and Operations,
                                        Chief Financial Officer, Secretary

                                                  Date: March 31, 1998



                                                   EXHIBIT INDEX

                                                                                          INCORPORATION
             EXHIBIT                DESCRIPTION                                          BY REFERENCE TO
             -------                -----------                                          ---------------

              3.1(a)  Restated Articles of Incorporation, dated April 29, 1996                   *

              3.1(b   Articles of Amendment, dated March 31, 1997, to Restated Articles
                      of Incorporation                                                           **
              3.1(c)  Articles of Amendment, dated August 8, 1997, to Restated Articles
                      of Incorporation                                                         XXXXXX
              3.2     Bylaws, as amended, of the registrant                                    XXXXXX
              4.1     Form of Indenture, dated as of June 1, 1989, between NeoRx
                      Corporation and First Interstate Bank of Washington, N.A., as
                      Trustee                                                                   ***
              4.2     Specimen Warrant Certificate                                              +++
              4.3     Form of Purchase Agreements  dated as of April 18,  1995  between
                      NeoRx Corporation and the Purchasers                                      +++
              4.4     Form of Purchase Agreements dated as of January 30, 1996 between
                      NeoRx Corporation and the Purchasers                                      ++++
              4.5     Rights Agreement, dated April 10, 1996, between NeoRx Corporation
                      and First Interstate Bank of Washington, N.A.                            ++++++
              10.1    Restated 1994 Stock Option Plan (^)                                        &
              10.2    Lease Agreement for 410 West Harrison facility, dated February 15,
                      1996, between NeoRx Corporation and Diamond Parking, Inc                   #
              10.3    1991 Stock Option Plan for Non-Employee Directors, as amended (^)          ++
              10.4    1991 Restricted Stock Option Plan (^)                                    ******
              10.5    Stock and Warrant  Purchase  Agreement,  dated as of September 11,
                      1992, between NeoRx Corporation and Boehringer Ingelheim
                      International GmbH                                                         ****
              10.6    Amendment to Stock and Warrant Purchase Agreement, dated as of
                      September 17, 1992, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               +
              10.7    Second  Amendment to Stock and Warrant Purchase Agreement, dated as of September 29, 1993, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               +
              10.8    Development and License Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
                      GmbH                                                                      ****
              10.9    First Amendment to Development  and  License  Agreement, dated
                      September 22, 1994, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               ++
              10.10   Second  Amendment to  Development  and License  Agreement,
                      dated  October 31, 1994,  between  NeoRx  Corporation  and
                      Boehringer Ingelheim International GmbH                                    ++
              10.11   Technology  License  Agreement,  dated as of  September  11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
                      GmbH                                                                      ****
              10.12   License Agreement, dated as of September 18, 1992, between NeoRx
                      Corporation and Sterling Winthrop Inc                                     ****
              10.13   Agreement, dated as of December 15, 1995                                 +++++
              10.14   License Option Agreement, dated June 1, 1991, between NeoRx
                      Corporation and the UAB Research Foundation                                +
              10.15   Research  Agreement  (With Option to License),  dated  February 8,
                      1993,  between  NeoRx  Corporation  and Southern  Research
                      Institute                                                                  +
              10.16   Consulting  Agreement,  effective March 15, 1993,
                      between NeoRx Corporation and Oxford Molecular Inc                         +
              10.17   Agreement, dated as of August 1, 1993,  between NeoRx Corporation
                      and Avalon Medical Partners                                                +
              10.18   Registration Rights Agreement, dated September 1993, between NeoRx
                      Corporation and Avalon Medical Partners                                    +
              10.19   Consulting Agreement, dated as of July 7, 1993, between NeoRx
                      Corporation and Dr. Fred Craves (^)                                        +
                      Amendment to consulting agreement, dated May 9,1995 between NeoRx
              10.20   Corporation and Dr. Fred Craves (^)                                       +++++
              10.21   Engagement letter, dated as of June 22, 1993, between NeoRx
                      Corporation and the Placement Agents                                      *****
              10.22   Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
                      and the Purchasers or representatives thereof                             *****




              10.23   Stock Purchase Agreement, dated as of October 5, 1994, between
                      NeoRx  Corporation  and The  DuPont  Merck  Pharmaceutical
                      Company                                                                    ++
              10.24   License Agreement, dated as of October 5, 1994, between NeoRx
                      Corporation and The DuPont Merck Pharmaceutical Company                    ++
              10.25   Supply Agreement, dated  November 10, 1994, between Cordis
                      Corporation and NeoRx Corporation                                          ++
              10.26   License  Agreement,  effective  as of October  12, 1994, between
                      Indiana University Foundation and NeoRx  Corporation, as amended           ++
              10.27   Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior
                      University, as amended                                                     ++
              10.28   Amendment No.3, dated November 15, 1995, to Contract between
                      Corporation and the Board of Trustees of the Leland Stanford
                      Junior University                                                         +++++
              10.29   Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund,
                      Ltd. and SBSF Biotechnology Partners                                       ++++
              10.30   Indemnification Agreement (^)                                               #
              10.31   Change of Control Agreement (^)                                             ##
              10.32   Form of Key Executive Severance Agreement (^)                               ##
              10.33   Development, Distribution and Supply Agreement between NeoRx
                      Corporation  and Schwarz Pharma AG, dated March 31, 1997                   X
              10.34   Stock Purchase Agreement, dated May 24, 1997, between Schwarz
                      Pharma AG and NeoRx Corporation                                            XXX
              10.35   Preferred Stock Purchase Agreement, dated August 8, 1997, between
                      Johnson & Johnson DevelopmentCorporation and  NeoRx Corporation           XXXX
              10.36   Agreement,  entered into as of July 1, 1997,
                      between Janssen Pharmaceutica, N.V. and NoeRx Corporation                 XXXX
              16.1    Letter Regarding Change in Certifying Accountants                           XX
              23.1    Consent of KPMG Peat Marwick LLP                                     Filed herewith
              23.2    Consent of Arthur Andersen LLP                                       Filed herewith

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




            #         Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
            ##        Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
            X         Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
            XX        Filed as an exhibit to the Company's Form 8-K dated April 11, 1997 and incorporated herein by reference.
            XXX       Filed as an exhibit to the Company's Form 8-K dated June  11, 1997 and incorporated herein by reference.
            XXXX      Filed as an exhibit to the Company's Form 8-K dated October 7, 1997 and incorporated herein by reference.
            XXXXXX    Filed as an exhibit to the ocmpany's Form 10-K for the fiscal year ended
                      December 31, 1997 and incorporated herein by reference.
            ^         Management contract or compensatory plan.
