Form 10-Q
period 1998-03-31
NEORX CORP
filed 1998-05-11
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report pursuant to Section 13 or 15(d)
---      of the Securities Exchange Act of 1934 for the Quarterly
         Period ended March 31, 1998 or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the transition period from _____________ to
         ________________.


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

As of April 13, 1998 there were outstanding 20,738,900 shares of the Company's Common Stock, $.02 par value.




                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


PART I                              FINANCIAL INFORMATION                   Page

Item 1.                      Financial Statements:

                             Balance Sheets as of March 31, 1998
                             and December 31, 1997                           3

                             Statements of Operations for the
                             three months ended March 31, 1998
                             and 1997                                        4

                             Statements of Cash Flows for the
                             three months ended March 31, 1998
                             and 1997                                        5

                             Notes to Financial Statements                   6

Item 2.                      Management's Discussion and Analysis
                             of Results of Operations and
                             Financial Condition                             8

Item 3.                      Quantitative and Qualitative
                             Disclosure About Market Risks                   *

                             Signature                                      10

* No information is provided due to inapplicability of this item.

                                NEORX CORPORATION

BALANCE SHEETS
(in thousands, except share data)

                                                                                   March 31,   December 31,
                                                                                     1998         1997
                                                                                  ----------   ------------
                                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $   1,112    $   1,949
  Short-term investments .......................................................      38,039       31,760
  Prepaids and other ...........................................................         947        1,820
                                                                                   ---------    ---------
    Total current assets .......................................................      40,098       35,529
                                                                                   ---------    ---------
FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements .......................................................       3,260        3,300
  Equipment and furniture ......................................................       4,324        4,023
                                                                                   ---------    ---------
                                                                                       7,584        7,323
  Less: accumulated depreciation and amortization ..............................      (6,723)      (6,642)
                                                                                   ---------    ---------
    Facilities and equipment, net ..............................................         861          681
                                                                                   ---------    ---------
OTHER ASSETS ...................................................................         496          111
                                                                                   ---------    ---------
    Total assets ...............................................................   $  41,455    $  36,321
                                                                                   =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................................   $     793    $     800
  Accrued liabilities ..........................................................       1,312          911
  Current portion of capital leases ............................................          35           43
                                                                                   ---------    ---------
    Total current liabilities ..................................................       2,140        1,754
LONG-TERM LIABILITIES:
  Convertible subordinated debentures, 9 3/4% ..................................       1,195        1,195
  Capital leases, less current portion .........................................           2            4
                                                                                   ---------    ---------
    Total liabilities ..........................................................       3,337        2,953
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible  exchangeable preferred stock, Series 1, 208,240 shares issued and  outstanding  at March 31, 1998 and  December 31,  1997(entitled  in liquidation to $5,375 at March 31, 1998 and $5,248 at December 31, 1997)
      Convertible preferred stock, Series 2, 5,167 shares issued and outstanding at March 31, 1998 and December 31, 1997 (entitled in liquidation to $517 at March 31, 1998 and December 31, 1997)
      Convertible preferred stock, Series 3, 1,000 shares issued and outstanding at March 31, 1998 and December 31, 1997 (entitled in liquidation to $100
        at March 31, 1998 and December 31, 1997) ..............................           4            4
  Common stock,  $.02 par value,  60,000,000 shares  authorized,  20,733,539 and
    20,707,251 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively ......................         415          414
  Additional paid-in capital ...................................................     162,649      162,612
  Accumulated deficit ..........................................................    (124,950)    (129,662)
                                                                                   ---------    ---------
    Total shareholders' equity .................................................      38,118       33,368
                                                                                   ---------    ---------
    Total liabilities and shareholders' equity .................................   $  41,455    $  36,321
                                                                                   =========    =========



               See accompanying notes to the financial statements.
                                        3

                                NEORX CORPORATION




STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)



                                                                           Three months ended
                                                                                March 31,
                                                                           -------------------
                                                                             1998        1997
                                                                           -------     -------
REVENUE:

 Contract revenues and fees ............................................   $  7,538    $     12
                                                                           --------    --------
OPERATING EXPENSES:

  Research and development .............................................      2,221       2,652

  General and administrative ...........................................      1,022         894
                                                                           --------    --------
    Total operating expenses ...........................................      3,243       3,546
                                                                           --------    --------
Income (loss) from operations ..........................................      4,295      (3,534)

OTHER INCOME (EXPENSE):

  Investment and interest income, net ...................................       591         338

  Interest expense ......................................................       (33)        (35)
                                                                           --------    --------
 Net income (loss) .....................................................   $  4,853    $ (3,231)
                                                                           ========    ========

Preferred stock dividends ..............................................       (141)     (1,906)
                                                                           --------    --------
Net income (loss) applicable to common shares ..........................   $  4,712    $ (5,137)
                                                                           ========    ========


Earnings (loss) per share:

  Basic ................................................................   $    .23    $   (.31)
                                                                           ========    ========
  Diluted ..............................................................   $    .22    $   (.31)
                                                                           ========    ========

Shares used in calculation of earnings (loss) per share:

  Basic ................................................................     20,719      16,481
                                                                           ========    ========
  Diluted ..............................................................     21,583      16,481
                                                                           ========    ========



               See accompanying notes to the financial statements.

                                NEORX CORPORATION


STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                           --------------------
                                                                             1998        1997
                                                                           -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ......................................................   $  4,853    $ (3,231)
Adjustments  to  reconcile  net  income  (loss)
 to net cash  used in  operating activities:
   Depreciation and amortization .......................................         86          96
   Decrease in prepaids and other assets ...............................        477          65
   (Decrease) increase in accounts payable .............................         (7)        147
   Increase in accrued liabilities .....................................        260          16
                                                                           --------    --------
Net cash provided by (used in) operating
  activities ...........................................................      5,669      (2,907)
                                                                           --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of short-term investments ..........................     18,133       6,896
Purchases of short-term investments ....................................    (24,412)     (4,515)
Facilities and equipment purchases .....................................       (261)       (142)
Other ..................................................................          6           6
                                                                           --------    --------
Net cash (used in) provided by investing
  activities ...........................................................     (6,534)      2,245
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of preferred stock ..................................         --       9,490
Repayments of capital lease obligations ................................        (10)        (13)
Proceeds from stock options exercised ..................................         38         127
                                                                           --------    --------
Net cash provided by financing activities ..............................         28       9,604
                                                                           --------    --------
Net increase (decrease) in cash
  and cash equivalents .................................................       (837)      8,942
Cash and cash equivalents:
Beginning of period ....................................................      1,949       2,945
                                                                           --------    --------
End of period ..........................................................   $  1,112    $ 11,887
                                                                           ========    ========






               See accompanying notes to the financial statements.

                                NEORX CORPORATION


NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications were made to the 1997 financial statements to make them comparable with the 1998 presentation.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the expected operating results for the full year.

2. Shareholders' Equity

Changes in shareholders' equity from December 31, 1997 to March 31, 1998 were as follows (in thousands):

                  Balance December 31, 1997                    $33,368

                  Common stock issued                               38
                  Preferred stock dividends                       (141)
                  Net income                                     4,853
                                                               -------
                  Balance March 31, 1998                       $38,118
                                                               =======


                                NEORX CORPORATION

3.  Revenue

In January 1998, the Company received a $7,000,000 milestone payment from Janssen Pharmaceutica NV ("Janssen"), a wholly owned subsidiary of Johnson & Johnson Inc., reflecting Janssen's decision to begin Phase II trials of Avicidin(R) cancer therapy product as part of the agreement entered into with Janssen in August 1997.

Note 4.  Earnings per Share ("EPS")

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three months ended March 31, 1998:

                                               Weighted             Income
                               Income        Average Shares        Per Share
                             (Numerator)      (Denominator)          Amount
                            ------------     ---------------       ---------
Net income ..............   $ 4,852,863
Less:
 Preferred stock
 dividends ..............      (140,623)
                             ----------
Basic EPS ...............   $ 4,712,240         20,719,064          $  .23
                                                                      ====
Dilutive Effect of
 options, warrants and
 convertible preferred
 stock, Series 2 and
 Series 3 ...............        13,726            864,152
                             ----------         ----------
Diluted EPS .............   $ 4,725,966         21,583,216          $  .22
                             ==========         ==========            ====

Options to purchase 943,824 additional shares of Common Stock were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted EPS because the options' average exercise price of $8.61 was greater than the average market price of the common shares of $5.44. The numerator and denominator of the basic and diluted EPS calculations for the three months ended March 31, 1997 were the same, as including the effect of options and warrants to purchase an additional 4,127,253 shares of Common Stock would have been antidilutive.

Shares issuable upon conversion of The Company's Convertible Subordinated Debentures and Series 1 Preferred Stock are not included in the calculation of diluted EPS for the three months ended March 31, 1998 and 1997 because the effect of including such shares would be antidilutive.

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe","expect", "intend", "anticipate", variations of such words and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. Factors that could affect the Company's actual results include, among other things, results of research and development activities, clinical trials, expenses associated with expanding marketing and manufacturing capability, competitive and technological developments and the timing and cost of collaborative relationships. Reference is made to the Company's Annual Report on Form 10-K filed with the Commission for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Quarter  ended March 31, 1998  compared to quarter  ended March 31,  1997.

Revenues for the three months ended March 31, 1998 were $7,538,000 compared to $12,000 for the three months ended March 31, 1997. In January 1998, the Company received a $7,000,000 milestone payment from Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., reflecting Janssen's decision to begin Phase II trials of Avicidin(R) cancer therapy product.

Total operating expenses for the quarter ended March 31, 1998 decreased 9% to $3,243,000 from $3,546,000 for the quarter ended March 31, 1997. Research and development expenses for the quarter ended March 31, 1998 decreased 16% to $2,221,000 from $2,652,000 for the same time period in 1997, as a result of increased research and development reimbursements. The Company receives expense reimbursements related to the Avicidin(R) and Biostent(R) programs. Reimbursed research and development expenses totaled $562,000 for the quarter ended March 31, 1998. In the first quarter of 1997, the Company had no research and development expense reimbursements.

General and administrative expenses for the quarter ended March 31, 1998 increased 14% to $1,022,000 from $894,000 for the quarter ended March 31, 1997, principally due to increased expenses for personnel and outside consulting services.

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Investment and interest income increased to $591,000 from $338,000 and interest expense was $33,000 and $35,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income increased due to higher average cash balances which resulted from milestone payments and equity sales.

Liquidity and capital resources.

Cash and short-term investments as of March 31, 1998 were $39,151,000 compared to $33,709,000 at December 31, 1997 and $24,828,000 at March 31, 1997. The first quarter balance of cash and short-term investments increased due to the receipt of a $7,000,000 milestone payment from Janssen in January 1998, reflecting Janssen's decision to begin Phase II trials of Avicidin(R) cancer therapy product.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through 1999. The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing and cost of relationships with parties to collaborative agreements. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and limited manufacturing capabilities, The Company intends to seek additional funding through public or private equity financings, arrangements with corporate collaborators or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

Impact of Year 2000.

In 1997 the Company initiated the installation of a new accounting system that is compliant with the year 2000 requirements and is currently evaluating other systems for Year 2000 concerns. The Company has not initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that failure to convert by another company would not have a material adverse effect on the Company.

                                NEORX CORPORATION


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Not applicable.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NeoRx Corporation
                                                  (Registrant)



Date: May 8, 1998                                 By: /s/Richard L. Anderson
                                                      ----------------------
                                                      Richard L. Anderson
                                                      Senior Vice President,
                                                      Finance and Operations,
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)