Form 10-Q
period 1998-06-30
NEORX CORP
filed 1998-08-11
CIK 755806

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 for the Quarterly Period ended June 30, 1998 or

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

As of July 9, 1998 there were outstanding 20,995,040 shares of the Company's Common Stock, $.02 par value.




                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I                       FINANCIAL INFORMATION                   Page

Item 1.                 Financial Statements:

                        Balance Sheets as of June 30, 1998
                        and December 31, 1997                          3

                        Statements of Operations for the
                        three and six months ended June 30,
                        1998 and 1997                                  4

                        Statements of Cash Flows for the
                        three and six months ended June 30,
                        1998 and 1997                                  5

                        Notes to Financial Statements                  6

Item 2.                 Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                            9

Item 5.                 Other Information                             12

                        Signature                                     13



                                NEORX CORPORATION

BALANCE SHEETS
(in thousands, except share data)

                                                                                    June 30,     December 31,
                                                                                      1998          1997
                                                                                  -----------   ------------
                                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $   1,569    $   1,949
  Short-term investments .......................................................      33,684       31,760
  Prepaids and other ...........................................................       1,275        1,820
                                                                                   ---------    ---------
    Total current assets .......................................................      36,528       35,529
                                                                                   ---------    ---------
FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements .......................................................       3,260        3,300
  Equipment and furniture ......................................................       4,590        4,023
                                                                                   ---------    ---------
                                                                                       7,850        7,323
  Less: accumulated depreciation and amortization ..............................      (6,806)      (6,642)
                                                                                   ---------    ---------
    Facilities and equipment, net ..............................................       1,044          681
                                                                                   ---------    ---------
OTHER ASSETS ...................................................................         484          111
                                                                                   ---------    ---------
    Total assets ...............................................................   $  38,056    $  36,321
                                                                                   =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................................   $     760    $     800
  Accrued liabilities ..........................................................         710          911
  Current portion of capital leases ............................................          26           43
                                                                                   ---------    ---------
    Total current liabilities ..................................................       1,496        1,754
LONG-TERM LIABILITIES:
  Convertible subordinated debentures, 9 3/4% ..................................       1,195        1,195
  Capital leases, less current portion .........................................        --              4
                                                                                   ---------    ---------
    Total liabilities ..........................................................       2,691        2,953
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible  exchangeable preferred stock, Series 1, 208,240 shares issued and  outstanding  at June 30, 1998 and  December 31,  1997(entitled  in liquidation to $5,248 at June 30, 1998 and December 31, 1997)
      Convertible  preferred stock,  Series 2, -0- shares issued and outstanding at June 30, 1998 and 5,167 shares issued and outstanding at December 31,
        1997
      Convertible  preferred stock,  Series 3, -0- shares issued and outstanding at June 30, 1998 and 1,000 shares issued and outstanding at December 31,
        1997 ...................................................................           4            4
  Common Stock, $.02 par value, 60,000,000 shares authorized, 20,995,040 and
    20,707,251 shares issued and outstanding at June 30, 1998 and December 31,
    1997, respectively .........................................................         420          414
  Additional paid-in capital ...................................................     163,155      162,612
  Accumulated deficit ..........................................................    (128,214)    (129,662)
                                                                                   ---------    ---------
    Total shareholders' equity .................................................      35,365       33,368
                                                                                   ---------    ---------
    Total liabilities and shareholders' equity .................................   $  38,056    $  36,321
                                                                                   =========    =========



               See accompanying notes to the financial statements.

                                NEORX CORPORATION




STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)




                                                               Three months            Six months
                                                              ended June 30,          ended June 30,
                                                           --------------------    --------------------
                                                             1998        1997        1998        1997
                                                           --------    --------    --------    --------

REVENUE ... ............................................   $     10    $  5,335    $  7,548    $  5,347
                                                           --------    --------    --------    --------

OPERATING EXPENSES:

  Research and development .............................      2,259       2,738       4,480       5,390

  General and administrative ...........................      1,368       1,080       2,390       1,974
                                                           --------    --------    --------    --------
    Total operating expenses ...........................      3,627       3,818       6,870       7,364
                                                           --------    --------    --------    --------

Income (loss) from operations ..........................     (3,617)      1,517         678      (2,017)

OTHER INCOME (EXPENSE):
  Investment and interest income .......................        517         444       1,108         782

  Interest expense .....................................        (32)        (34)        (65)        (69)
                                                           --------    --------    --------    --------
Net income (loss) ......................................   $ (3,132)   $  1,927    $  1,721    $ (1,304)
                                                           ========    ========    ========    ========

Preferred stock dividends ..............................       (132)       (702)       (273)     (2,608)
                                                           --------    --------    --------    --------
Net income (loss) applicable to
 common shares .........................................   $ (3,264)   $  1,225    $  1,448    $ (3,912)
                                                           ========    ========    ========    ========

Earnings (loss) per share:

Basic ..................................................   $   (.16)   $    .07    $    .07    $   (.23)
                                                           ========    ========    ========    ========

Diluted ................................................   $   (.16)   $    .07    $    .07    $   (.23)
                                                           ========    ========    ========    ========

Shares used in calculation of earnings (loss) per share:

Basic ..................................................     20,895      16,874      20,807      16,701
                                                           ========    ========    ========    ========

Diluted ................................................     20,895      17,339      21,554      16,701
                                                           ========    ========    ========    ========







               See accompanying notes to the financial statements.

                                NEORX CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                               Three months            Six months
                                              ended June 30,          ended June 30,
                                           --------------------    ---------------------
                                             1998        1997        1998        1997
                                           ---------   --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss) ......................   $ (3,132)   $  1,927    $  1,721    $ (1,304)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization ......         89         100         175         196
    (Increase) decrease in prepaids
      and other assets .................       (328)       (125)        149         (60)
    (Decrease) in accounts payable .....        (33)       (364)        (40)       (217)
    (Decrease) in accrued liabilities ..       (376)       (169)       (116)       (153)
                                           --------    --------    --------    --------
Net cash provided by (used in) operating
  activities ...........................     (3,780)      1,369       1,889      (1,538)
                                           --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of short-
  term investments .....................     15,687      18,669      33,821      25,565
Purchases of short-term investments ....    (11,332)    (32,379)    (35,745)    (36,894)
Facilities and equipment purchases .....       (266)       (119)       (527)       (261)
Other ..................................          6           6          12          12
                                           --------    --------    --------    --------
Net cash provided by (used in)
  investing activities .................      4,095     (13,823)     (2,439)    (11,578)
                                           --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock .....         --       2,661          --       2,661
Proceeds from sale of preferred stock ..         --       1,970          --      11,460
Repayments of capital lease obligations         (11)        (14)        (21)        (27)
Proceeds from stock options and warrants
 exercised .............................        409           8         447         135
Preferred stock dividends ..............       (256)       (255)       (256)       (255)
                                           --------    --------    --------    --------
Net cash provided by financing
  activities ...........................        142       4,370         170      13,974
                                           --------    --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents
                                                457      (8,084)       (380)        858
Cash and cash equivalents:
Beginning of period ....................      1,112      11,887       1,949       2,945
                                           --------    --------    --------    --------
End of period ..........................   $  1,569    $  3,803    $  1,569    $  3,803
                                           ========    ========    ========    ========










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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the expected operating results for the full year.

2.      Shareholders' Equity

Changes in shareholders' equity from December 31, 1997 to June 30, 1998 were as follows (in thousands):

               Balance December 31, 1997                  $33,368

               Common stock issued                            549
               Preferred stock dividends                     (273)
               Net income                                   1,721
                                                          -------
               Balance June 30, 1998                      $35,365
                                                          =======

                                NEORX CORPORATION


NOTES TO FINANCIAL STATEMENTS (Continued)

During the quarter, the Company issued 138,422 shares of Common Stock in exchange for 5,167 shares of Series 2 Convertible Preferred Stock ("Series 2 Preferred Stock") and 1,000 shares of Series 3 Convertible Preferred Stock ("Series 3 Preferred Stock"). Dividends of $101,240 were also paid on the Series 2 Preferred Stock by issuing 21,038 shares of Common Stock. As of June 30, 1998, no Series 2 Preferred Stock or Series 3 Preferred Stock remain outstanding.

Note 3.  Earnings (loss) per share:

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three months and six months ended June 30, 1997 and 1998:


                             Three months              Six months
                             ended June 30,          ended June 30,
                          --------------------   ---------------------
                            1998        1997       1998         1997
                          ---------   --------   ---------    --------
Net Income (loss)......   $ (3,132)   $  1,927    $  1,721    $ (1,304)
Less: Preferred
 stock dividends ......       (132)       (702)       (273)     (2,608)
                          --------    --------    --------    --------
Net Income (loss)
 applicable to basic
 & diluted earnings
 (loss) per share .....   $ (3,264)   $  1,225    $  1,448    $ (3,912)
                          ========    ========    ========    ========

Weighted average
 shares - basic .......     20,895      16,874      20,807      16,701
Dilutive effect of
 options & warrants ...         --         465         747          --
                          --------    --------    --------    --------
Weighted average
 shares - diluted .....     20,895      17,339      21,554      16,701
                          ========    ========    ========    ========
Basic earnings (loss)
 per share ............   $   (.16)   $    .07    $    .07    $   (.23)
                          ========    ========    ========    ========
Diluted earnings (loss)
 per share ............   $   (.16)   $    .07    $    .07    $   (.23)
                          ========    ========    ========    ========


The numerator and denominator of the basic and diluted loss per share calculations for the three months ended June 30, 1998 were the same, because including the effect of options and warrants to purchase an additional 2,354,856 shares of Common Stock would have been antidilutive. Options to purchase 1,608,690 additional shares

                                NEORX CORPORATION
of Common Stock were outstanding during the three months ended June 30, 1997 but were not included in the computation of diluted earnings per share because the options' average exercise price of $7.12 was greater than the average market price of the common shares of $4.25. Warrants to purchase an additional 1,033,727 shares of Common Stock were outstanding during the three months ended June 30, 1997 but were also not included in the computation of diluted earnings per share because the warrants' average exercise price of $13.63 was greater than the average market price of the common shares of $4.25. Options to purchase 942,589 additional shares of Common Stock were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted earnings per share because the options' average exercise price of $8.60 was greater than the average market price of the common shares of $5.55. The numerator and denominator of the basic and diluted loss per share calculations for the six months ended June 30, 1997 were the same, because including the effect of options and warrants to purchase an additional 1,747,622 shares of Common Stock would have been antidilutive.

Shares issuable upon conversion of the Company's Convertible Subordinated Debentures, Series 1 Preferred Stock, Series 2 Preferred Stock and Series 3 Preferred Stock are not included in the calculation of diluted EPS for the three and six month periods ended June 30, 1998 and 1997 because the effect of including such shares would have been antidilutive.

                                NEORX CORPORATION


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and variations of such words and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. Factors that could affect the Company's actual results include, among other things, results of research and development activities, clinical trials, expenses associated with expanding marketing and manufacturing capabilities, competitive and technological developments, and the timing, cost, and successful continuation of the Company's collaborative relationships. Reference is made to the Company's Annual Report on Form 10-K filed with the Commission for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1997.

Revenues for the three months ended June 30, 1998 were $10,000 compared to $5,335,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 revenues were $7,548,000 compared to $5,347,000 for the six months ended June 30, 1997.

In January 1998, the Company received a $7,000,000 milestone payment from Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., reflecting Janssen's decision to begin Phase II trials of Avicidin(R) cancer therapy product. In the second quarter of 1997 the Company received $4,000,000 in revenue from Schwarz Pharma for marketing rights to NeoRx's Biostent product and $4,000,000 for 698,702 unregistered shares of NeoRx's common stock. The excess amount received over the fair market value of the Common Stock of $1,333,000 was recorded as revenue.

In May 1998 DuPont gave one year's notice of termination of its license agreement with the Company for the Verluma(R) lung cancer imaging product. Royalties collected for Verluma in 1998 and 1997 were insignificant and the Company believes that termination of the licensing agreement with Dupont will not have a material impact on future revenues.

                                NEORX CORPORATION


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Total operating expenses for the quarter ended June 30, 1998 decreased 5% to $3,627,000 from $3,818,000 in the quarter June 30, 1997, and for the six month period decreased 7% to $6,870,000 from $7,364,000. Research and development expenses for the quarter ended June 30, 1998 decreased 17% to $2,259,000 from $2,738,000 for the same time period in 1997. Research and development expenses for the six months ended June 30, 1998 decreased 17% to $4,480,000 from $5,390,000. The decrease in research and development expenses both for the quarter and for the six months is a result of increased research and development reimbursements. The Company receives expense reimbursements related to the Avicidin(R) and Biostent(R) programs. Reimbursed research and development expenses totaled $1,420,000 for the six months ended June 30, 1998. In the first half of 1997, the Company's research and development expense reimbursements totaled $94,000.

General and administrative expenses for the quarter ended June 30, 1998 increased 27% to $1,368,000 from $1,080,000 for the quarter ended June 30, 1997. General and administrative expenses for the six months ended June 30, 1998 increased 21% to $2,390,000 to from $1,974,000. General and administrative expenses for the quarter and the six months ended June 30, 1998 increased principally due to increased expenses for personnel and outside consulting services. These costs were added to support increased research and product development activities.

Investment and interest income for the quarter increased to $517,000 from $444,000 for the same time period in 1997, and increased to $1,108,000 from $782,000 for the six months ended June 30,1998 and 1997, respectively. Interest income increased due to higher average cash balances, which resulted from milestone payments and equity proceeds.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and short-term investments as of June 31, 1998 were $35,253,000 compared to $33,709,000 at December 31, 1997. The second quarter balance of cash and short-term investments increased due to the receipt of a $7,000,000 milestone payment from Janssen in January 1998, reflecting Janssen's decision to begin Phase II trials of Avicidin(R) cancer therapy product.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements at least through 1999.

                                NEORX CORPORATION


 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, expenses associated with expanding marketing and manufacturing capabilities, competitive and technological developments and the timing, cost and successful continuation of the Company's collaborative relationships. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and manufacturing capabilities. The Company intends to seek additional funding through public or private equity financing, arrangements with corporate collaborators, out-licensing certain technologies, or other sources.

Adequate funds may not be available when needed or on terms acceptable to the Company. If funding is insufficient at any time in the future, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, clinical studies and trials, and manufacturing and administrative programs, dispose of assets or technology, or cease operations.

IMPACT OF YEAR 2000.

The "Year 2000 Problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. This issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail.

In 1997 the Company initiated the installation of a new accounting system that is compliant with the Year 2000 requirements, and is currently evaluating other systems for Year 2000 concerns. The Company has not initiated formal communications with its significant suppliers and corporate partners to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company relies will be converted in a timely manner, or that another company's failure to convert would not have a material adverse effect on the Company. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in

                                NEORX CORPORATION



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

computer systems improvement to be Year 200 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its suppliers and collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 5. Other Information

In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such a proposal, in the manner provided by the Company's Bylaws, not fewer than 60 or more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 70 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after February 23, 1999, the persons named as proxies in such proxy statement will have discretionary authority to vote on such shareholder proposal.

                                NEORX CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NeoRx Corporation
                                         (Registrant)



Date: August 11, 1998                    By: /s/Richard L. Anderson
                                             ----------------------
                                             Richard L. Anderson
                                             Senior Vice President,
                                             Finance and Operations,
                                             (Principal Financial and
                                              Accounting Officer)