Form 10-K
period 1998-12-31
NEORX CORP
filed 1999-03-25
CIK 755806

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     /x/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                             -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 16, 1999 was approximately $34.0 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 16, 1999, approximately 21.0 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's 1999 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 14, 1999 are incorporated by reference in Part III of this Form 10-K.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS

The discussion within the following description of the Company's business and elsewhere in the Form 10-K contains "forward-looking statements" within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate" and similar expressions are used to identify forward-looking statements, but their absence does not mean a statement is not forward-looking. Many factors could affect the Company's actual results, including those factors described under " Risk Factors Affecting Forward Looking Statements," and among others, these factors could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrences of unanticipated events.

PRODUCTS

NeoRx Corporation ("NeoRx" or the "Company") develops innovative therapeutic biopharmaceuticals primarily for the treatment of cancer, cardiovascular, and inflammatory diseases. As part of its cancer treatment program, NeoRx is currently conducting a Phase I trial of its Skeletal Targeted Radiation ("STR") product combined with chemotherapy in patients with multiple myeloma. NeoRx is also developing a proprietary PRETARGET-REGISTERED TRADEMARK-platform for the delivery of therapeutic products directly to tumor sites. The Company began Phase I trials this year using its PRETARGET-REGISTERED TRADEMARK- technology for the treatment of lymphoma.

In collaboration with Cambridge University scientists, NeoRx is investigating the role of Transforming Growth Factor Beta ("TGF(beta)") for the treatment of certain inflammatory and cardiovascular diseases. The Company has conducted a Phase I study to investigate the safety and impact on TGF(beta) levels of a certain drug that is currently marketed by a pharmaceutical company for other indications. In addition, the Company's collaborators discovered a series of low molecular weight compounds ("Chemotides-TM-") that block certain parts of the inflammatory process and that have shown efficacy in several animal models of inflammation such as asthma and inflammatory skin reactions.

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

Current regimens for the treatment of cancer include surgery, external-beam radiation, chemotherapy, hormone therapy for some tumors and, more recently, certain biological agents such as interferons and antibodies. With some exceptions, chemotherapy is the primary therapy for tumors that have spread throughout the body. However, chemotherapy provides only modest benefits to patients with the most frequently occurring malignancies, such as lung, colon and breast cancers. Generally, relatively low efficacy and considerable toxicity characterize existing cancer therapy for these high-incidence tumors.

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

NeoRx believes that improved cancer therapies will arise from one of two approaches: inhibiting a process that is both unique AND critical to the tumor; or, targeting more generally toxic agents preferentially to tumors. NeoRx focuses on the second approach.

Over the course of its history, the Company's scientists have developed expertise and technologies that permit radiation, and other toxic molecules, to be targeted preferentially to tumor cells. Current applications involve the Company's PRETARGET-REGISTERED TRADEMARK- product development programs.

PRETARGET-REGISTERED TRADEMARK- NEORX'S PROPRIETARY DRUG DELIVERY PLATFORM FOR CANCER THERAPIES. NeoRx's lymphoma cancer therapy study employs proprietary monoclonal antibody-based technology for delivering radiation therapy. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to antigens (foreign substances) such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bind specifically only to a single type of antigen. This quality makes antibodies potentially useful as "targeting vehicles" for the delivery of imaging and therapeutic products to disease sites.

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

NeoRx's PRETARGET-REGISTERED TRADEMARK- technology takes advantage of the high binding affinity of two molecules: biotin and streptavidin. Since biotin is a small molecule it travels rapidly through the bloodstream and penetrates the tumor site much faster than a large molecule such as an antibody. The problem is that biotin does not bind at the tumor site. If streptavidin could be "targeted" to the surface of a tumor, then the biotin molecules would bind to the streptavidin on the tumor's surface and thus deliver whatever therapeutic molecule it was carrying.

With PRETARGET-REGISTERED TRADEMARK-, an antibody that will bind to antigen markers on the surface of particular tumor cells is linked to streptavidin. This antibody-streptavidin conjugate (the "conjugate") is then administered to the patient and over a 24-48 hour period will accumulate on the surface of the tumor cells. Since no radiation is attached to the conjugate, there is no "innocent bystander" toxicity during this period of circulation. Depending on the antibody, different tumors will be targeted in different amounts. Because almost all antibodies also bind to some normal tissues, the display of streptavidin on normal tissues will also depend on the particular antibody.

Because conjugate continues to circulate, an injection of biotin linked to radiation could first bind to the conjugate in the circulation before reaching the tumor. To reduce the conjugate in the circulation, a "clearing agent" is injected to substantially clear the conjugate from the bloodstream to the liver where it is metabolized. The therapy (e.g., radiation) linked to biotin, is then administered to the patient. The biotin-radiation molecule rapidly passes through the bloodstream and attaches primarily to the pre-localized antibody-streptavidin conjugate. The remainder that does not bind to the streptavidin is rapidly eliminated through the kidneys, thereby reducing the radiation dose to the bone marrow and other normal organs resulting from circulating radioactivity. Thus the PRETARGET-REGISTERED TRADEMARK- technology more efficiently locates the radiation on the tumor, reduces "innocent bystander" toxicity, and has allowed higher radiation doses to be safely administered than with conventional RIT.

LYMPHOMA: Lymphomas are cancers of the lymph cells in the body, and represent a variety of different disease entities. In general, lymphomas may be divided into Hodgkins Disease and Non-Hodgkins Lymphoma ("NHL"), with the latter further divided into T-cell and B-cell NHL depending on their cell of origin and can form solid tumor masses of the cancerous lymph cells. Most NHLs are derived from B-cells, and thus referred to as B-cell Lymphomas. The incidence of B-cell lymphomas is rising (50% in the last fifteen years) due in part to the improved longevity of patients with AIDS and to the aging of the population. There is common consensus that the low and intermediate-grade lymphomas are generally responsive to chemotherapy and that these diseases represent the majority of the lymphoma cases. However, while responsive to chemotherapy, low-grade lymphomas are rarely cured and intermediate-grade lymphomas that are not cured by intensive chemotherapy (~50%) are also rarely cured. Therefore the need exists for additional and improved therapies.

Patients with recurrent low-grade lymphoma treated at the Fred Hutchinson Cancer Research Center and the University of Washington using conventional radioimmunotherapy (RIT) at doses requiring a bone marrow transplant demonstrated a very high complete response rate (~80%) with long median duration of response. The Company believes its PRETARGET-REGISTERED TRADEMARK- technology might be able to deliver high tumor doses without requiring a bone marrow transplant. If so, this would constitute a major improvement in both the cost and treatment of this disease.

The Company began a project in the latter part of 1997 to create a product for the treatment of lymphoma. The first study aimed to establish proof of concept in the clinic by employing a known antibody and comparing results with literature reports of the conventional approach. Company scientists constructed a conjugate using an approved lymphoma antibody marketed by another company, and, in 1998 began accruing patients for dosimetry. Dosimetry, while not providing a therapeutic benefit, allows the estimation of how much radiation is delivered to tumor and normal organs using weak forms of radiation that can be counted by cameras but do not usually result in tumor regressions or side effects (imaging radionuclides). The results thus far have been encouraging, with most patients demonstrating improved tumor:normal organ ratios compared to the conventional approach as reported in the literature. Better tumor:normal organ ratios are believed to correlate with the ability to deliver higher doses safely.

Because of these results, the Food and Drug Administration granted permission to administer therapeutic radiation doses along with the imaging radionuclides used in the dosimetry study. The clinical investigators are still exploring dosing and scheduling studies, and the first dose used in these studies was higher than the maximum tolerated dose currently being tested in pivotal trials by another company. Again, the therapeutic data has been encouraging, although the study to date has included only a small number of patients.

APPLYING THE PRETARGET-REGISTERED TRADEMARK- TECHNOLOGY TO CARCINOMAS Carcinomas (cancers of organs such as lung, colon, breast, prostate, pancreas, etc.) comprise the vast majority of invasive cancers, although they are less sensitive to radiation than lymphoma. The Company began its application of PRETARGET-REGISTERED TRADEMARK- technology by using an antibody directed at these tumors with the AVICIDIN-REGISTERED TRADEMARK-product. AVICIDIN-REGISTERED TRADEMARK- completed the Phase I clinical trials in 1997. Previous preclinical and clinical trials have demonstrated that, compared to conventional RIT, the maximum tolerated dose ("MTD") for AVICIDIN-REGISTERED TRADEMARK- is more than 5-fold what the Company believes to be the MTD of conventional therapy using yttrium-90. It is generally held that the more radiation to which the tumor is exposed, the more likely the tumor is to regress and the longer that the tumor regression will last. In the Phase I trials tumor regression was observed in some patients following a single AVICIDIN-REGISTERED TRADEMARK- dose, including patients with advanced, bulky tumors. The dose-limiting toxicity determined in the Phase I trials was exhibited by diarrhea that the Company believes is caused by binding of some of the antibody to the large intestine.

Phase II trials to study the efficacy of AVICIDIN-REGISTERED TRADEMARK- in patients with cancers of the colon and prostate who had failed standard therapy were conducted by the Company's partner, Janssen Pharmaceutica, a wholly-owned division of Johnson & Johnson, in 1998. Despite using the dose believed to be safe in the Phase I trials, the Company was informed by Janssen that the Phase II trials showed unacceptable levels of toxicity, primarily diarrhea but also other side effects. As a consequence, Janssen decided to return the product to NeoRx during the last half of 1998. Janssen has committed itself to providing NeoRx the full database from these studies, but the Company has not yet received that information.

These AVICIDIN-REGISTERED TRADEMARK- trials were conducted with the murine antibody. During these trials the product evoked an immune response. Because human anti-mouse antibodies ("HAMA") are usually created when a murine antibody is used, only one dose of AVICIDIN-REGISTERED TRADEMARK- was administered to each patient in the Phase II trials. The Company believes that a product that can be administered more than once to each patient is more likely to achieve a greater rate of response as well as more significant responses than a product that is given only once. During 1998, the Company tested a "humanized" (90% human) antibody and found that although the immune response to the humanized antibody was significantly less than the immune response to the murine antibody, an immune response to streptavidin was present. The Company is currently studying means of reducing the immune response to streptavidin so that multiple doses might be administered and individual doses might be lowered to enable a safer dosing regimen.

During 1998, NeoRx scientists developed a genetically engineered targeting molecule ("fusion protein") with two functional binding capacities, for tumor and for biotin. This version of the humanized antibody was developed to substantially reduce the manufacturing cost. One such molecule based upon the AVICIDIN-REGISTERED TRADEMARK- product is expected to be tested in the clinic in 1999.

NeoRx has also tested the delivery of additional therapeutic products such as other forms of radiation and immune response modifiers (e.g., tumor necrosis factor). The PRETARGET-REGISTERED TRADEMARK-platform may offer the first practical opportunity to deliver alpha emitters, a form of radiation significantly more potent than yttrium-90, effectively and safely to solid tumors. NeoRx has received two Small Business Innovative Research ("SBIR") grants to study alpha emitters with the PRETARGET-REGISTERED TRADEMARK- technology.

SKELETAL TARGETED RADIOTHERAPY (STR): ANOTHER TARGETED CANCER THERAPY PROJECT.

Multiple myeloma is a cancer involving the malignancy of plasma cells, which are found in the bone marrow. Current treatments for this disease have had limited success. STR uses a targeting principle, which is different from PRETARGET-REGISTERED TRADEMARK-, to deliver a beta-emitting radionuclide, holmium-166, to bone where it is designed to destroy the plasma cells in the bone marrow, both tumor cells and normal cells. Prior to therapy the patients' bone marrow cells are harvested, so they can be reinfused following treatment. In 1998 NeoRx began a Phase I study of STR combined with standard therapies in patients with multiple myeloma. To date, two dose levels have been completed and another two dose levels are planned. Although it is too early and the patient numbers are too small to predict success, initial data has been encouraging. If this study shows that the therapy is promising, a pivotal trial is expected to begin by 2000. NeoRx has an exclusive option from a large chemical company that expires in 1999 to the STR product. The companies are negotiating a final license at this time; however, there is no assurance that a definitive license will be negotiated.

CARDIOVASCULAR DISEASE AND ITS TREATMENT

The American Heart Association estimates that approximately 60 million Americans have one or more types of cardiovascular disease, and that the cost of cardiovascular diseases and stroke in 1997 was approximately $250 billion. Nearly one million people die of cardiovascular disease each year in the United States, making it the leading cause of death.

Cardiovascular disease is divided into four main categories: high blood pressure, coronary artery disease, stroke and valvular heart disease. Medical procedures to treat coronary artery disease include percutaneous transluminal coronary angioplasty and coronary artery bypass surgery. Heart transplantation is reserved for patients with intractable heart failure or arrhythmia, which is usually the result of coronary artery disease or cardiomyopathy (muscle damage due to environmental or infectious agents). NeoRx's cardiovascular product development program is focused on coronary artery disease (atherosclerosis, and inflammation).

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

RAISING TGF(BETA) LEVELS: NEORX'S APPROACH TO TREATING ATHEROSCLEROSIS. Scientists at University of Cambridge in the United Kingdom ("Cambridge"), working with NeoRx, have discovered that patients with advanced coronary artery disease have low levels of active TGF(beta), a protein that regulates the growth of certain cell types such as those found in the lining of arteries. They have reported that segments of arteries prone to atherosclerosis are low in active TGF(beta) and that the elevation of active TGF(beta) can prevent the development of lesions in arteries of a mouse animal model that express the human apo(a) gene associated with atherosclerosis lesions in humans. NeoRx is the exclusive assignee of the rights of its Cambridge collaborators to this technology.

A Phase I dosing study has been conducted to determine the safety and the appropriate dose of a drug molecule that is believed to increase activated TGF(beta) in patients with advanced coronary artery disease. This drug had been provisionally licensed from a third party with each party retaining the right to cease development after the study. The third party has not agreed to go forward with the project. The Company does not control a drug molecule suitable for TGF(beta) activation. The Company is seeking other partners who have suitable drug molecules.

INFLAMMATORY DISEASES AND CHEMOKINES

Chemokines are low molecular weight secreted proteins that play a variety of roles in intercellular signaling. Chemokine mediated activities include: chemotaxis, release of stored granule components (histamine release from mast cells), lymphoproliferation, NK (natural killer) cell activation and immunomodulation of T cell development into TH1 and TH2 subtypes. They exert their actions by binding to chemokine receptors on white cells. Chemokine mediated activities are key to the pathophysiology of a wide range of inflammatory and autoimmune diseases. Potential disease indications for this technology include asthma, allergy, atherosclerosis, inflammatory bowel disease, myocardial infarction, CNS trauma, rheumatoid arthritis, diabetes, transplant rejection, and multiple sclerosis.

TGF(beta) research that began with investigations in atherosclerosis has since led to observations that appear to be relevant to the treatment of other inflammatory diseases such as rheumatoid arthritis and asthma. The absence of inflammatory cells in the arteries of certain genetically deficient mice were noted to be related to an aberration in a particular chemokine (proteins that stimulate immune function by binding to receptors on immune cells). From this observation, it was deduced that certain low molecular weight molecules might inhibit immune stimulation, and both IN VITRO and animal model data have confirmed that intuition.

NeoRx has launched a new program to develop the chemokine inhibitors (Chemotides-TM- technology). One candidate molecule has demonstrated efficacy in three different animal models: asthma, sublethal endotoxemia, and inflammatory skin response. This molecule is being developed for a planned proof of concept clinical trial in 1999.

STUDIES UNDERWAY The following table summarizes studies underway at NeoRx:


STUDY                                             INDICATION                        Q1 1999 STATUS
-----                                             ----------                        --------------

CANCER

  PRETARGET-REGISTERED TRADEMARK- Lymphoma        Relapsed B-cell Lymphoma          Pilot Phase I trials

  Skeletal Targeted Radiation                     MULTIPLE MYELOMA                  Phase I combination
                                                                                    therapy trials

  PRETARGET-REGISTERED TRADEMARK- Technology      Carcinomas                        Preclinical

ANTI-INFLAMMATORY
   Chemotide NR58-3.14.3                          Inflammatory                      Preclinical studies to
                                                  Diseases/Asthma                   support IND

ATHEROSCLEROSIS
   TGF(Beta) upregulation                         Treatment of atherosclerosis      Seeking corporate
                                                                                    partners

RELATIONSHIP WITH JANSSEN PHARMACEUTICA

In 1997, NeoRx granted Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., an exclusive worldwide license for the development, manufacture, and distribution of NeoRx's AVICIDIN-REGISTERED TRADEMARK-cancer therapy product. Janssen terminated this agreement in the second half of 1998, returning all rights to NeoRx.

RELATIONSHIP WITH SCHWARZ PHARMA

In 1997, the Company granted Schwarz Pharma AG ("Schwarz Pharma") an exclusive license to develop, market and distribute NeoRx's BIOSTENT-REGISTERED TRADEMARK- restenosis treatment product in North America and Europe. In November 1998, Schwarz Pharma informed NeoRx that it was ceasing the development of the product and intending to terminate the agreement. NeoRx believes that, under the terms of the agreement and the factual information provided by Schwarz Pharma, Schwarz Pharma has no right to terminate the agreement and the development of the product. The Company expects to settle this dispute, but will pursue its legal rights if required.

PATENTS AND PROPRIETARY RIGHTS

The Company's policy is to protect its proprietary technology aggressively. It has filed applications for U.S. and foreign patents issued in its portfolio, covering numerous aspects of its technology. The Company currently has in excess of 100 issued and allowed U.S. patents.

NeoRx has been awarded 15 U.S. patents related to its PRETARGET-REGISTERED TRADEMARK- technology, and has additional U.S. and foreign applications pending. The Company also is the exclusive licensee of Stanford University patents issued in the U.S., Europe and Japan related to the underlying technology used in NeoRx's PRETARGET-REGISTERED TRADEMARK- products.

The Company has received a notice of allowance for a U.S. patent covering its BIOSTENT-REGISTERED TRADEMARK- product, and has additional pending U.S. and foreign applications related to the product. In addition, NeoRx holds seven issued U.S. patents, with additional U.S. and foreign applications pending, relating to the use of TGF(beta) elevating agents to treat cardiovascular indications. NeoRx is also the exclusive assignee of the rights of its Cambridge collaborators to this technology and to the Chemotides-TM- program.

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

It is the Company's policy to respect the valid patent rights of others. NeoRx has obtained patent licenses from various parties covering technologies relating to its products. The Company expects to enter into additional license agreements in the future with third parties for technologies that may be useful or necessary for the development and or manufacture of the Company's products. The Company anticipates that such licenses, if any, will be available on commercially reasonable terms. However, there can be no assurance that such licenses, if required, will be available on acceptable terms, if at all. If such licenses are not available, there can be no assurance that the Company will be able to design around necessary technology patented by others in a cost-effective manner, if at all, or that such design will not infringe the rights held by others to the patented technology.

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

Many pharmaceutical, emerging pharmaceutical and biotechnology companies are testing a large array of alternative treatments for heart disease and inflammatory diseases. If any of these proves to be more effective, safer or less expensive than the Company's products under development, the Company's competitive position could be materially adversely affected.

Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer treatment, anti-restenosis, atherosclerosis or inflammatory disease treatment products or prevention products could render the Company's technology and products under development less competitive, uneconomical or obsolete.

Timing of market introduction and health care reform, both uncertainties, will affect the competitive position of the Company's products. The Company believes that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third party reimbursement, price, and patent protection.

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

The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory tests, IN VIVO preclinical studies and formulation studies, (ii) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before clinical trials can commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a Biologic License Application ("BLA") or New Drug Application ("NDA") to the FDA, and (v) FDA approval of the BLA or NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice ("cGMP") regulations enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Laboratories that comply with the FDA regulations regarding Good Laboratory Practice must conduct preclinical safety tests. The results of the preclinical studies are submitted to the FDA as part of an IND and are reviewed by the FDA prior to commencement of clinical trials. Unless the FDA provides comments to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the FDA authorization to commence clinical trials.

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

Clinical trials are typically conducted in three sequential Phases, but the Phases may overlap. In Phase I, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. When a compound is found to have potential efficacy and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. With respect to any of the Company's products subject to such trials, there can be no assurance that Phase I, Phase II or Phase III clinical trials will be completed successfully within any specific time period, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

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

EMPLOYEES

As of February 19, 1999, the Company had 57 full-time employees and 5 part-time employees, 15 of who hold Ph.D. degrees and 3 of who hold M.D. degrees. Of this number, 47 employees were engaged in research, development and manufacturing activities and 15 were employed in general administration.

The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

NEED FOR ADDITIONAL FINANCING

The Company has been unprofitable since inception and expects to incur additional operating losses over the next several years. Based on the Company's current operating plan, the Company believes that its working capital will be sufficient to satisfy its capital requirements through at least the second quarter of 2000. This belief is based on certain assumptions and there can be no assurance that such assumptions will prove to be correct. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and
Capital Resources." Substantial additional capital will be required for the Company's operations. The Company intends to seek additional financing, which may take the form of the public or private financings, including equity financings, which would be dilutive to existing shareholders, and through other arrangements, including relationships with corporate partners for the development of certain of the Company's products. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or products or to enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

RISKS ASSOCIATED WITH RELATIONSHIPS WITH CORPORATE PARTNERS

The Company has, in the past, entered into relationships with corporate partners for the development, marketing, manufacture and distribution of products under development and intends to enter into additional relationships with corporate partners for the development of certain of the Company's products. These relationships may also include the performance by these corporate partners of marketing, manufacture or distribution obligations for these products, among other things. These relationships involve certain risks. These relationships depend on the achievement of research and clinical objectives by the Company and these corporate partners, as well as the financial, competitive, marketing and strategic considerations of these corporate partners, which are beyond the Company's control. These considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. As such, these relationships may be terminated prior to the successful development of any of the Company's products that are the subject of these relationships. In addition, there can be no assurance that the interest and motivations of the Company's corporate partners are, or will remain, consistent with those of the Company, that such corporate partners will successfully perform their development, marketing, manufacturing or distribution obligations or that such current or future relationships with corporate partners will continue. The Company has received payments under these relationships from these corporate partners, which the Company has used to fund its operations. There can be no assurance that the Company will be able to attract and successfully negotiate additional relationships with corporate partners in the future, that these relationships will be acceptable or advantageous to the Company or that any of the current or future relationships will be successful. The absence, suspension or termination of current or future relationships with corporate partners could have a material adverse effect on the development of the Company's products and could result in the loss of material revenues to the Company, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE THAT PRODUCTS WILL BE SUCCESSFULLY DEVELOPED

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

UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING

Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, there can be no assurance that clinical trials of products under development will be completed or will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of such products.

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

GOVERNMENTAL REGULATIONS: NO ASSURANCE OF PRODUCT APPROVAL

The manufacture and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing, and marketing are subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. There can be no assurance that clinical trials will be started or completed successfully within any specified time period. Delays in approval can occur for a number of reasons, including the Company's failure to obtain necessary supplies of monoclonal antibodies or other materials or to obtain a sufficient number of available patients to support the claims necessary for regulatory approval. There can be no assurance that requisite FDA approvals will be obtained on a timely basis, if at all, or that any approvals granted will cover all the clinical indications for which the Company may seek approval. Delays or failure to obtain regulatory approval would adversely affect or prevent the marketing of products developed by the Company and its ability to receive royalty or other product revenues. The manufacture and marketing of drugs are subject to continuing FDA review and later discovery of previously unknown problems with a product; manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, federal and state agencies and congressional committees have expressed interest in further regulation of biotechnology. The Company is unable to estimate the extent and impact of regulation in the biotechnology field resulting from any future federal, state or local legislation or administrative action.

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

DEPENDENCE ON SUPPLIERS

The Company depends on the timely delivery from suppliers of certain materials and services. In connection with its research, preclinical studies and clinical trials, the Company has periodically experienced interruption in the supply of monoclonal antibodies. Interruptions in these and other supplies could occur in the future. The Company, or its partners, will need to develop sources for commercial quantities of Yttrium-90 and Holmium-166, the radionuclides used in its proposed cancer therapeutic products, for the antibody, streptavidin and clearing agent used in its PRETARGET-REGISTERED TRADEMARK- products and for a drug molecule suitable for TGF(beta) activation. There is no assurance that the Company or its partners will be able to develop such sources.

DEPENDENCE ON OTHERS FOR COMMERCIAL MANUFACTURING AND MARKETING

There can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future. The Company has no manufacturing facilities for commercial production of its products under development. The Company also has no experience in sales, marketing or distribution. In most cases, the Company's strategy for commercialization of its potential products requires entering into various arrangements with corporate collaborators, licensors, licensees and others to manufacture, distribute and market such products; the Company will depend on the successful performance of these third parties. Although the Company believes that parties to its existing and any future arrangements will have an economic incentive to perform their contractual responsibilities successfully, these activities will not be within the Company's control. There can be no assurance that such parties will perform their obligations, that the Company will derive any revenues from such arrangements, or that the Company's reliance on others for manufacturing products will not result in unforeseen problems with product supply.

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

TECHNOLOGICAL UNCERTAINTIES REGARDING HUMAN IMMUNE RESPONSE TO FOREIGN PROTEINS

The Company plans to use monoclonal antibodies coupled to streptavidin (a protein of bacterial origin) in its PRETARTET-REGISTERED TRADEMARK- cancer therapy products. These molecules appear as foreign proteins to the human immune system that develops its own antibody in response. The Company plans to use humanized antibodies, where needed, to minimize the "human anti-mouse antibody" (HAMA) response which otherwise might restrict the number of doses that can be safely or effectively administered, thus limiting the product's efficacy. The "human anti-streptavidin antibody" (HASA) response may also limit the number of doses. The Company believes that modifying streptavidin may reduce HASA. Although the Company may utilize humanized antibodies and is modifying streptavidin, there can be no assurance that either would reduce the extent to which HASA and HAMA may limit the effectiveness of the Company's cancer therapy products.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

The patent position of biotechnology firms is generally highly uncertain and involves complex legal and factual questions. Currently, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Products and processes important to NeoRx are subject to this uncertainty. Accordingly, there can be no assurance that the Company's patent applications will result in additional patents being issued or that, if issued, patents will afford protection against competitors with similar technology. There can also be no assurance that any patents issued to the Company will not be infringed by or designed around by others or that others will not obtain patents that the Company would need to license or design around. Moreover, the technology applicable to the Company's products is developing rapidly. Research institutes, universities and biotechnology companies, including the Company's competitors, have filed applications for, or have been issued, numerous patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or relating to those of the Company. The scope and validity of such patents, the extent to which the Company may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses, are unknown. To the extent licenses are required, there can be no assurance that they will be available on commercially reasonable terms, if at all. The Company also relies on unpatented proprietary technology. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, that others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

RISK OF PRODUCT LIABILITY

The testing, manufacturing, marketing and sale of human healthcare products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company and may prevent the Company from obtaining product liability insurance in the future on affordable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost.

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

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol NERX. The following table sets forth, for the periods indicated, the high and low sales price for Common Stock as reported by Nasdaq. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


                                                      HIGH            LOW
                                                      -----          -----
    1998

    First Quarter..............................       $6.06          $5.06

    Second Quarter.............................        9.00           4.63

    Third Quarter..............................        4.94           1.91

    Fourth Quarter.............................        2.00           1.13


    1997

    First Quarter..............................       $6.31          $4.06

    Second Quarter.............................        5.63           3.19

    Third Quarter..............................        7.56           3.56

    Fourth Quarter.............................        8.50           4.44

    There were approximately 969 shareholders of record as of February 19, 1999. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

    The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                        -------     -------     -------     -------     ------
STATEMENT OF OPERATIONS DATA:

Revenue............................     $ 9,087     $10,352     $ 4,784     $   307     $ 1,568

Operating expenses.................      15,378      14,647      14,763      13,343      12,605

Loss from operations...............      (6,291)     (4,295)     (9,979)    (13,036)    (11,037)

Net loss...........................      (4,449)     (2,550)     (9,001)    (12,271)    (11,144)

Net loss per common share --
  basic and diluted................     $  (.24)    $ (0.31)    $ (0.68)    $ (0.98)    $ (1.02)

Weighted average common
  shares outstanding --
  basic and diluted................      20,907      18,065      15,604      13,142      11,616


BALANCE SHEET DATA:

Cash and cash equivalents..........     $ 1,910     $ 1,949     $ 2,945     $ 7,182     $ 2,428

Short term investments.............      28,242      31,760      15,322       8,937      14,723

Working capital....................      28,807      33,775      17,523      15,245      15,992

Total assets.......................      32,441      36,321      20,510      18,518      20,035

Long-term debt.....................       1,195       1,199       1,242       1,283       1,212

Shareholders' equity...............     $29,044     $33,368     $17,079     $14,892     $15,841

---------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements. The words "believe", "expect", "intend", "anticipate" and similar expressions are used to identify forward-looking statements, but their absence does not mean a statement is not forward-looking. Certain risk factors have been identified under "Risk Factors Affecting Forward-Looking Statements," which, among other factors, could cause results to differ materially from those presently anticipated by the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

   The Company's revenues for 1998 totaled $9.1 million, and consisted primarily of a milestone payment of $7.0 million from Janssen reflecting Janssen's decision to begin Phase II trials of AVICIDIN-REGISTERED
TRADEMARK- and license fees of $1.4 million in cash and $0.7 million in stock and warrants from Nycomed Imaging AS, Theseus LTD, and Angiotech Pharmaceuticals, Inc. for the license of parts of NeoRx's non-strategic technology. Revenue for 1997 totaled $10.4 million and consisted almost entirely of payments received from the Company's agreements with Janssen and Schwarz Pharma. The Company does not have any significant revenue sources that will continue into 1999.

   The Company's total operating expenses for 1998 increased 5% to $15.4 million from $14.6 million in 1997. In 1998, research and development expenses decreased 6% from $11.0 million in 1997 to $10.3 million. The decrease in research and development expenses was primarily due to decreased costs for clinical trials for AVICIDIN-REGISTERED TRADEMARK- cancer therapy product and a license payment in 1997 for technology relating to the PRETARGET-REGISTERED TRADEMARK- project. Research and development expenses are shown net of reimbursements for payments made to third parties received under collaborative agreements. During 1998 the Company received $2.2 million in reimbursements. In 1997, reimbursements from collaborative agreements totaled $3.4 million. The decrease in reimbursements from collaborative agreements was caused by the transfer of the AVICIDIN-REGISTERED
TRADEMARK- product development activity to Janssen, as well as the ultimate termination of the Janssen agreement in the fourth quarter of 1998. General and administrative expenses increased 19% to $4.4 million in 1998. The increase in general and administrative expenses is principally due to higher costs for outside consulting, financing advisory services, recruiting and personnel costs added to support research and product development activities. During the fourth quarter of 1998, the Company restructured its operations to conserve cash by reducing its workforce by 25%. A restructuring charge of $0.7 million was incurred relating to the severance benefits; $0.2 million of the severance benefits were paid in 1998, $0.5 million of the severance benefits accrued in 1998 will be paid in 1999.

   Interest income for 1998 was $2.0 million compared to $1.9 million in 1997. The Company's 1998 net loss increased 74% to $4.4 million compared to a net loss of $2.6 million in 1997. The increase in the net loss was primarily due to lower revenues, higher general and administrative expenses and the restructuring expense.

     Preferred dividends were $0.5 million in 1998 compared to $3.1 million in 1997. Preferred dividends in 1998 are primarily related to payment of dividends on Series 1 preferred stock. In 1997 dividend payments also included a non-cash dividend of $2.1 million recorded upon the sale of NeoRx Series 3 Preferred Stock with discounted conversion features and dividend payments for Series 2 and 4 Preferred Stock.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH DECEMBER 31, 1996

   The Company's revenues for 1997 totaled $10.4 million and resulted almost entirely from payments received from its licensing agreements with Janssen and Schwarz Pharma. Revenues in 1996 consisted primarily of license fees of $4.5 million from DuPont Merck for exclusive North American rights to market NeoRx's VERLUMA-REGISTERED TRADEMARK- lung cancer imaging products.

   The Company's total operating expenses for 1997 decreased slightly to $14.6 million from $14.8 million in 1996. Research and development expenses increased 3% from $10.7 million in 1996 to $11.0 million in 1997. The increase in research and development expenses in 1997 is attributed to expenditures relating to antibody humanization, clinical trial activities and license fees. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made to third parties received under collaborative agreements. During 1997 the Company received $3.4 million in reimbursements from corporate partners and government research grants under such collaborative agreements. General and administrative expenses decreased 10% to $3.7 million in 1997 from $4.1 million in 1996. The decrease in general and administrative expenses is principally due to reduced costs for compensation, as well as reduced costs for legal and professional services for the negotiation of collaborative agreements.

   Interest income for 1997 increased 68% to $1.9 million compared to $1.1 million in 1996. The increase in 1997 was primarily due to higher average cash balances resulting from sales of Common and Preferred Stock. The Company's 1997 net loss decreased 72% to $2.6 million compared to a net loss of $9.0 million in 1996. The decrease in the net loss was primarily due to revenues received from its licensing agreements with Janssen and Schwarz Pharma.

   Preferred dividends were $3.1 million in 1997 compared to $1.7 million in 1996. Preferred dividends in 1997 include a non-cash dividend of $2.1 million recorded upon the sale of NeoRx Series 3 Preferred Stock with discounted conversion features and dividend payments for Series 2 and 4 Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments totaled $30.2 million, $33.7 million and $18.3 million at December 31, 1998, 1997, and 1996 respectively. Cash used in operating activities for 1998 totaled $3.5 million. Revenue derived mainly from the licensing agreements together with investment and interest income were used to fund a portion of operating expenses.

   Cash provided by investing activities for 1998 totaled $3.4 million. The Company invests excess cash in short-term investments that will be used to fund future operating costs. During 1998 the Company also invested $0.9 million in equipment, furniture and leasehold improvements, primarily to support its research activities. As of December 31, 1998, the Company was committed to spending approximately $1.2 million pursuant to operating and capital lease obligations.

   The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through at least the second quarter of 2000. The Company's actual capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with parties or collaborative agreements. The Company intends to seek additional funding through public or private equity financing, arrangements with corporate partners or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

IMPACT OF THE YEAR 2000

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

READINESS

     The Company has undertaken an initial review of its information technology computer systems and believes that the Year 2000 problem does not pose significant operational problems to its information technology systems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. The Company plans to survey its research and development equipment and significant suppliers, including Clinical Research Organizations, to determine any additional needed Year 2000 solutions.

COSTS
     At this time, the Company cannot determine the full cost of correcting any potential year 2000 problems. Based upon the Company's initial review of its computer systems, the Company estimates that the cost to replace older, non-compliant computers and software is immaterial. The full estimated cost of correcting the Year 2000 problem will be known in mid-year 1999 after the Company completes its survey of its research and development equipment and significant suppliers.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or loses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. NeoRx Corporation does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 1998, the Company owns government debt instruments in the amount of $4.0 million and corporate debt securities in the amount of $23.5 million. The Company's exposure to losses as a result of interest rate changes is managed through investing in securities with maturities of one year or less.

INVESTMENT RISK

The Company has received equity instruments under licensing agreements. These investments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive income and classified as accumulated other comprehensive income - unrealized gain (loss) on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At December 31, 1998, the Company owned such corporate equity securities in the amount of $700,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS.....................................       25 - 26

BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997..................................          27

STATEMENTS OF OPERATIONS -- FOR THE YEARS ENDED
    DECEMBER 31, 1998, 1997 AND 1996..........................................          28

STATEMENTS OF SHAREHOLDERS' EQUITY -- FOR THE YEARS
    ENDED DECEMBER 31, 1998, 1997 AND 1996....................................          29

STATEMENTS OF CASH FLOWS -  FOR THE YEARS ENDED
    DECEMBER 31, 1998, 1997 AND 1996..........................................          30

NOTES TO FINANCIAL STATEMENTS.................................................       31 - 40

     ALL OTHER FINANCIAL SCHEDULES ARE OMITTED SINCE THE REQUIRED INFORMATION IS NOT APPLICABLE OR HAS BEEN PRESENTED IN THE FINANCIAL STATEMENTS AND THE NOTES THERETO.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
NeoRx Corporation

     We have audited the accompanying balance sheets of NeoRx Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       KPMG LLP
Seattle, Washington
February 5, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of NeoRx Corporation:

     We have audited the accompanying statement of operations, cash flows and shareholders' equity of NeoRx Corporation, a Washington corporation, for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NeoRx Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Seattle, Washington
February 25, 1997

                               NEORX CORPORATION
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,
                                                                                  --------------------------
                                                                                    1998             1997
                                                                                  ---------        ---------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................................................  $   1,910        $   1,949
Investment securities...........................................................     28,242           31,760
Prepaid expenses and other current assets.......................................        857            1,820
                                                                                  ---------        ---------
         Total current assets...................................................     31,009           35,529
                                                                                  ---------        ---------
FACILITIES AND EQUIPMENT, AT COST:
Leasehold improvements..........................................................      3,283            3,300
Equipment and furniture.........................................................      4,886            4,023
                                                                                  ---------        ---------
                                                                                      8,169            7,323
Less: accumulated depreciation and amortization.................................     (7,049)          (6,642)
                                                                                  ---------        ---------
     Facilities and equipment, net..............................................      1,120              681
                                                                                  ---------        ---------
OTHER ASSETS, NET...............................................................        312              111
                                                                                  ---------        ---------
         TOTAL ASSETS                                                             $  32,441        $  36,321
                                                                                  ---------        ---------
                                                                                  ---------        ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable................................................................  $     756        $     800
Accrued liabilities.............................................................      1,192              911
Deferred revenue................................................................        250               --
Current portion of capital leases...............................................          4               43
                                                                                  ---------        ---------
         Total current liabilities..............................................      2,202            1,754
                                                                                  ---------        ---------
LONG-TERM LIABILITIES:
Convertible subordinated debentures.............................................      1,195            1,195
Capital leases, less current portion............................................         --                4
                                                                                  ---------        ---------
         TOTAL LIABILITIES......................................................      3,397            2,953
                                                                                  ---------        ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
  Convertible exchangeable preferred stock, Series 1, 208,240 shares issued and outstanding at December 31, 1998 and 1997 (entitled in liquidation
    to $5,248 at December 31, 1998 and 1997)....................................          4                4
  Convertible preferred stock, Series 2, 0 and 5,167 shares issued and
    outstanding at December 31, 1998 and 1997, respectively.....................         --               --
  Convertible preferred stock, Series 3, 0 and 1,000 shares issued and
    outstanding at December 31, 1998 and 1997, respectively.....................         --               --
  Common stock, $.02 par value, 60,000,000 shares authorized,
    21,006,964 and 20,707,251 shares issued and outstanding, at
    December 31, 1998 and 1997, respectively....................................        420              414
Additional paid-in capital......................................................    163,189          162,612
Accumulated deficit.............................................................   (134,637)        (129,662)
Accumulated other comprehensive income - unrealized gain on investment
  securities....................................................................         68               --
                                                                                  ---------        ---------
         Total shareholders' equity.............................................     29,044           33,368
                                                                                  ---------        ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  32,441        $  36,321
                                                                                  ---------        ---------
                                                                                  ---------        ---------

             See accompanying notes to the financial statements.

                             NEORX CORPORATION
                          STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                        1998              1997            1996
                                                      --------          --------        --------

Revenue...........................................    $  9,087          $ 10,352        $  4,784
                                                      --------          --------        --------
OPERATING EXPENSES:
Research and development..........................      10,325            10,961          10,682
General and administrative........................       4,394             3,686           4,081
Restructuring expense.............................         659                --              --
                                                      --------          --------        --------
          Total operating expenses................      15,378            14,647          14,763
                                                      --------          --------        --------
Loss from operations..............................      (6,291)           (4,295)         (9,979)

OTHER INCOME (EXPENSE):
   Interest income................................       1,972             1,881           1,120
   Interest expense...............................        (130)             (136)           (142)
                                                      --------          --------        --------
Net loss..........................................    $ (4,449)        $  (2,550)       $ (9,001)
                                                      --------          --------        --------
                                                      --------          --------        --------
Preferred stock dividends.........................        (526)           (3,069)         (1,684)
                                                      --------          --------        --------
Net loss applicable to common shares..............    $ (4,975)        $  (5,619)       $(10,685)
                                                      --------          --------        --------
                                                      --------          --------        --------
Net loss per common share --
  basic and diluted...............................    $   (.24)        $    (.31)       $   (.68)
                                                      --------          --------        --------
                                                      --------          --------        --------
Weighted average common shares
  outstanding -- basic and diluted................      20,907            18,065          15,604
                                                      --------          --------        --------
                                                      --------          --------        --------

              See accompanying notes to the financial statements.

                             NEORX CORPORATION
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                              (IN THOUSANDS)

                                Preferred Stock    Common Stock
                                ---------------   --------------                                          Accumulated     Total
                                 Number           Number          Additional                                 Other        Share-
                                   of      Par      of      Par     Paid-In     Deferred    Accumulated  Comprehensive   holders'
                                 Shares   Value   Shares   Value    Capital   Compensation    Deficit        Income       Equity
                                 ------   -----   ------   -----  ----------  ------------  -----------  -------------   --------
BALANCE, DECEMBER 31, 1995         208     $ 4    14,359    $287   $128,098      $(139)      $(113,358)                   $14,892
Sale of common stock...........     --      --       803      16      5,751         --              --                      5,767
Sale of preferred stock........     47       1        --      --      4,417         --              --                      4,418
Exercise of stock options......     --      --       281       6        719         --              --                        725
Issuance of common stock in
 payment of expenses...........     --      --       116       2        691         --              --                        693
Exchange of preferred stock
 for common stock..............    (40)     (1)      860      17        (16)        --              --                         --
Amortization of deferred
 compensation..................     --      --        --      --         --        139              --                        139
Net and  total  comprehensive
 loss..........................     --      --        --      --         --         --          (9,001)                    (9,001)
Preferred stock dividends......     --      --        32       1      1,129         --          (1,684)         --           (554)
                                  ----     ---   ------     ----   --------       ----       ---------         ---        -------
BALANCE, DECEMBER 31, 1996.....    215       4    16,451     329    140,789         --        (124,043)         --         17,079

Sale of common stock...........     --      --       699      14      2,633         --              --                      2,647
Sale of preferred stock........    121       2        --      --     16,396         --              --                     16,398
Exercise of stock options......     --      --       114       2        376         --              --                        378
Issuance of common stock in
 payment of expenses...........     --      --        22       1        100         --              --                        101
Exchange of  preferred  stock
 for common stock..............   (122)     (2)    3,366      67        (65)        --              --                         --
Net and total comprehensive
 loss..........................     --      --        --      --         --         --          (2,550)                    (2,550)
Preferred stock dividends......     --      --        55       1      2,383         --          (3,069)         --           (685)
                                  ----     ---   ------     ----   --------       ----       ---------         ---        -------
BALANCE, DECEMBER 31, 1997.....    214       4    20,707     414    162,612         --        (129,662)         --         33,368

Exercise of stock options and
 warrants......................     --      --       141       3        479         --              --          --            482
Exchange of preferred stock
 for common stock..............     (6)     --       138       3         (3)        --              --          --             --
Comprehensive loss:
  Net loss.....................     --      --       --       --         --         --          (4,449)         --         (4,449)
  Unrealized gain on
   investment securities.......     --      --       --       --         --         --              --          68             68
                                                                                                                          -------
Total comprehensive loss.......     --      --       --       --         --         --              --          --         (4,381)
                                                                                                                          -------
Preferred stock dividends......     --      --       21       --        101         --            (526)         --           (425)
                                  ----     ---   ------     ----   --------       ----       ---------         ---        -------
BALANCE, DECEMBER 31, 1998.....    208     $ 4   21,007     $420   $163,189       $ --       $(134,637)        $68        $29,044
                                  ----     ---   ------     ----   --------       ----       ---------         ---        -------
                                  ----     ---   ------     ----   --------       ----       ---------         ---        -------

              See accompanying notes to the financial statements.

                              NEORX CORPORATION
                           STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1998          1997          1996
                                                        --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................   $ (4,449)     $ (2,550)     $ (9,001)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization......................        427           348           381
  Stock and warrants received as license fees .......       (690)           --            --
  Common stock for services..........................         --           101           290
  Compensation expense on stock awards
   and options.......................................         --            --           167
  (Increase) decrease in prepaid expenses and
   other current assets..............................        762          (375)           57
  Decrease in accounts payable ......................        (44)         (435)         (276)
  Increase (decrease) in accrued liabilities.........        281           (38)          708
  Increase (decrease) in deferred revenue............        250            --          (250)
                                                        --------      --------      --------
  Net cash used in operating activities..............     (3,463)       (2,949)       (7,924)
                                                        --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities
    of investment securities.........................     70,820        59,987        36,989
  Purchases of investment securities.................    (66,544)      (76,425)      (43,374)
  Facilities and equipment purchases.................       (866)         (343)         (250)
                                                        --------      --------      --------
  Net cash provided by (used in) investing
   activities........................................      3,410       (16,781)       (6,635)
                                                        --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligation.............        (43)          (44)          (48)
  Proceeds from stock options and warrants
   exercised.........................................        482           378           693
  Preferred stock dividends..........................       (425)         (645)         (508)
  Proceeds from sale of common stock and warrants....         --         2,647         5,767
  Proceeds from sale of preferred stock..............         --        16,398         4,418
                                                        --------      --------      --------
  Net cash provided by financing activities..........         14        18,734        10,322
                                                        --------      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS............        (39)         (996)       (4,237)

CASH AND CASH EQUIVALENTS:
  Beginning of year..................................      1,949         2,945         7,182
                                                        --------      --------      --------
  End of year........................................  $   1,910      $  1,949      $  2,945
                                                        --------      --------      --------
                                                        --------      --------      --------

           See the accompanying notes to the financial statements.

                              NEORX CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     NeoRx Corporation (the "Company") develops biopharmaceutical products primarily for the treatment of cancer, cardiovascular and inflammatory diseases. The Company operates in a highly regulated and competitive environment. The development and manufacturing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration (FDA) in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involve expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by discoveries and developments of other organizations.

      The Company's development activities involve inherent risks. These risks include, among others, dependence on key personnel, availability of raw materials, determination of the patentability of the Company's products and processes and approval by the FDA before the Company's products may be sold domestically. Successful future operations depend upon the Company's ability to develop, obtain regulatory approval for, and commercialize its products. The Company will require a substantial amount of additional funds to complete the development of most of its products and to fund additional operating losses, which the Company expects to incur during the next several years.

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

     RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES. Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. License fees earned are recognized as revenue unless subject to a contingency, which results in a deferral of revenue until the contingency is satisfied. Research and development costs are expensed as incurred. It is the Company's practice to offset third party collaborative reimbursements received as a reduction of research and development expenses. Third party reimbursements for 1998 and 1997 were $2,186,616 and $3,448,286 respectively. In 1996 third party reimbursements were insignificant.

     INCOME TAXES. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, which is more likely than not expected to be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company has financial instruments consisting of cash, cash equivalents, short-term investments, note from officer, accounts payable and convertible subordinated debentures. All of the Company's financial instruments, based on current market indicators or quotes from brokers, approximate their carrying amount.

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     INVESTMENT SECURITIES. The Company considers all investment securities as available-for-sale. All securities are carried at fair value. Unrealized gains and losses on investment securities are reported as a component of comprehensive income and classified as accumulated other comprehensive income - unrealized gain on investment securities in shareholders' equity.

     SEGMENT REPORTING. The Company operates in one business segment. Revenues almost entirely consist of fees received under license agreements. Expenses incurred to date are reported according to their expense category. No further segment segregation is considered meaningful at this time.

     COMPREHENSIVE LOSS. On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. The Company's comprehensive loss for the year ended December 31, 1998 consisted of net loss and unrealized gain on investment securities. Comprehensive loss for the years ended December 31, 1997 and 1996 consisted of net loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     FACILITIES AND EQUIPMENT. Facilities and equipment, including equipment under capital leases, are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of five years for equipment and furniture and three years for computer equipment and software. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the terms of the leases.

     NET LOSS PER COMMON SHARE. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. The numerator and denominator of the basic and diluted loss per share calculations for the years ended December 31, 1998, 1997 and 1996 were the same, because including the effect of potential common shares would have been antidilutive. Outstanding options to purchase 3,334,916, 3,148,474 and 2,808,839 shares of Common Stock at December 31, 1998, 1997 and 1996, respectively and outstanding warrants to purchase 408,727 and 1,033,727 shares of Common Stock at December 31, 1997 and 1996, respectively, were excluded from the calculation.

     In addition, 283,712, 423,553 and 434,891 aggregate shares issuable upon conversion of the Company's Convertible Subordinated Debentures and its Preferred Stock are not included in the calculation of diluted loss per share, as applicable, for the years ended December 31, 1998, 1997 and 1996 because the effect of including such shares would have been antidilutive.

     STOCK ISSUED TO EMPLOYEES. The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants made in 1995 and future years.

     RECLASSIFICATIONS. Certain reclassifications were made to the 1997 and 1996 financial statements to make them comparable with the 1998 presentation.

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. INVESTMENT SECURITIES

     Investment securities consisted of the following (in thousands):

                                                   DECEMBER 31,
                                               --------------------
                                                 1998         1997
                                               -------      -------
Federal government and agency securities....   $ 4,016      $ 4,997
Corporate debt securities...................    23,492       26,763
Corporate equity securities.................       734          --
                                               -------      -------
                                               $28,242      $31,760
                                               -------      -------
                                               -------      -------

Unrealized gains and losses at December 31, 1998 are as follows (in thousands):

                                                          FAIR
                                                         MARKET   UNREALIZED  UNREALIZED
                                               BASIS      VALUE      GAINS      LOSSES
                                              -------    -------  ----------  ----------
Federal government and agency securities...   $ 4,022    $ 4,016      $--        $ 6
Corporate debt securities..................    23,461     23,492       33          2
Corporate equity securities................       691        734       43         --
                                              -------    -------      ---        ---
                                              $28,174    $28,242      $76        $ 8
                                              -------    -------      ---        ---
                                              -------    -------      ---        ---
Net Unrealized Gains                                                  $68
                                                                      ---
                                                                      ---

     The fair value of the securities approximated amortized cost at December 31, 1997.

     Corporate equity securities consist of common stock which is restricted and can be sold no earlier than December 1999.

     All debt securities mature within one year of the date of issuance.

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                    DECEMBER 31,
                                  ---------------
                                   1998      1997
                                  ------     ----
Compensation....................  $  601     $743
Severance.......................     504       --
Other...........................      87      168
                                  ------     ----
                                  $1,192     $911
                                  ------     ----
                                  ------     ----

NOTE 5.  LEASES

     The Company leases certain equipment under capital leases, which expire on various dates through 1999. The total cost of equipment under capital leases included in facilities and equipment was $293,966 at December 31, 1998 and 1997, and accumulated amortization applicable to such leases was $293,966 and $243,284, respectively.

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The lease for the Company's principal location expires in 2001 and contains one five-year renewal option. Total rent expense under operating leases was $554,736, $535,812, and $515,412 for 1998, 1997 and 1996, respectively.

     Minimum lease payments and the present value of capital lease obligations as of December 31, 1998, are as follows (in thousands):

                                                            OPERATING   CAPITAL
YEAR                                                          LEASES     LEASES
----                                                        ---------   -------
1999.......................................................   $  514      $ 4
2000.......................................................      440       --
2001.......................................................      195       --
                                                              ------      ---
  Total minimum lease payments.............................   $1,149        4
                                                              ------
                                                              ------
Less: amount representing interest.........................                --
                                                                          ---
  Present value of capital lease obligations - current.....               $ 4
                                                                          ---
                                                                          ---

NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

     The Company has $1,195,000 in principal of Convertible Subordinated Debentures (the "Debentures") outstanding, that will be retired in June 2000. The Debentures are convertible at the option of the holder into the Company's Common Stock at a conversion price of $25.80 per share (par), subject to adjustment under certain conditions. Interest at 9 3/4% is payable semi-annually on June 1 and December 1. The Debentures are redeemable, in whole or in part, at any time, at the option of the Company at 100.975% of par, reducing to par in 1999, together with accrued interest. The Debentures are subordinated in right of payment to any outstanding senior indebtedness of the Company, as defined in the indenture.

NOTE 7. SHAREHOLDERS' EQUITY

     COMMON STOCK TRANSACTIONS. During 1998, the Company issued 138,422 shares of Common Stock in exchange for 5,167 shares of Series 2 Convertible Preferred Stock ("Series 2 Preferred Stock") and 1,000 shares of Series 3 Convertible Preferred Stock ("Series 3 Preferred Stock"). Dividends of $101,240 were also paid on the Series 2 Preferred Stock by issuing 21,038 shares of Common Stock. As of December 31, 1998, no Series 2 Preferred Stock or Series 3 Preferred Stock remains outstanding.

     During 1997, the Company issued 720,862 shares of Common Stock and received net proceeds and services valued at $2,748,542. Also during 1997, the Company issued 3,366,690 shares of Common Stock in exchange for 1,500 shares of Series 2 Convertible Preferred Stock ("Series 2 Preferred Stock"), 119,000 shares of Series 3 Convertible Preferred Stock ("Series 3 Preferred Stock") and 1,000 shares of Series 4 Convertible Preferred Stock. ("Series 4 Preferred Stock"). Dividends of $266,448 were also paid on the Series 2 Preferred Shares by issuing 54,769 shares of Common Stock.

     During 1996, the Company issued 919,632 shares of Common Stock and received net proceeds and services valued at $6,459,701. Also during 1996, the Company issued 859,861 shares of Common Stock in exchange for 40,000 shares of Series 2 Preferred Stock. Dividends of $173,783 were paid on the shares of Series 2 Preferred Stock by issuing 32,252 shares of Common Stock.

     PREFERRED STOCK TRANSACTIONS. Holders of Series 1 Convertible Preferred Stock ("Series 1 Preferred Stock") are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors (the "Board"), payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of Common Stock,

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.24 per share, decreasing to $25.00 per share by 1999. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances.

     During 1996, the Company issued 46,667 shares of Series 2 Convertible Preferred Stock and received net proceeds of $4,418,037. During 1998, 5,167 shares of Series 2 Preferred Stock were converted into 115,747 shares of Common Stock. As of December 31, 1998, no Series 2 Preferred Stock remains outstanding. During 1997, 1,500 shares of Series 2 Preferred Stock were converted to 32,934 shares of Common Stock. During 1996, 40,000 shares of Series 2 Preferred Stock were converted into 859,861 shares of Common Stock.

     During 1997, the Company sold 120,000 shares of Series 3 Preferred Stock in private transactions and received net proceeds of $11,441,012. During 1998, 1,000 shares of Series 3 Preferred Stock were converted into 22,675 shares of Common Stock. As of December 31, 1998, no Series 3 Preferred Stock remains outstanding. During 1997, 119,000 shares of Series 3 Preferred Stock were converted into 2,500,423 shares of Common Stock.

     In connection with a 1997 agreement with Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc, Johnson & Johnson Development Corporation ("JJDC"), also a subsidiary of Johnson & Johnson, purchased 1,000 shares of Series 4 Preferred Stock, $.02 par value per share, at a stated value of $5,000 per share with a dividend rate of 7% per annum. In September 1997, the Series 4 Preferred Stock automatically converted into 833,333 shares of Common Stock, in accordance with the JJDC agreement, when the Common Stock attained an average closing price of $6.00 per share. As of December 31, 1997, none of the Series 4 Preferred Stock remained outstanding.

     SHAREHOLDERS' RIGHTS PLAN. The Company has adopted a Shareholders' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The Board declared a dividend to holders of the Company's Common Stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right (the "Right") for each outstanding share of the Common Stock. The Right is exercisable 10 days following the offer to purchase or the acquisition of a beneficial ownership of 20% of the outstanding Common Stock by a person or group of affiliated persons. Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $40, subject to adjustment. The Rights expire in 2006. The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions. Each share of Series A Preferred Stock has 100 votes, and will vote with the Common Stock. Prior to the acquisition by a person or group of 20% of the outstanding Common Stock, the Board may redeem each Right at a price of $.001.

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

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The 1994 Plan, as amended, authorizes the Board or an Option Committee appointed by the Board to grant options to purchase a maximum of 4,000,000 shares of Common Stock. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant. In general, two-thirds of the option grants become exercisable in increments at a rate of 25% per year over a four-year period from the grant date, and the remaining one-third becomes exercisable over a period of one to six years from the grant date at the discretion of the Option Committee. As of December 31, 1998, there were 919,105 shares of Common Stock available for grant under the 1994 Plan.

     On December 14, 1998, the Company canceled and reissued 1,904,927 employee stock options at a price of $1.60 per share, which was greater than the fair market value of $1.25 per share of the Common Stock on the reissue date. Except for the exercise price, the options had terms identical to the cancelled options. Employees agreed to a one-year moratorium on exercise of these options to qualify for the exchange. During this "black-out period" any employee resigning from the Company will not be able to exercise these options. The exercise price of the cancelled options ranged from $2.94 - $12.25.

     In 1996, the Company canceled and reissued at an exercise price range of $5.13 - $5.25 per share, the fair market value of the Common Stock on the date of reissue, all options held by non-executive employees with exercise prices greater than $5.25 per share. Except for the exercise price, the terms of the reissued options were identical to the cancelled options.

     The Directors Plan authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 1998, there were 37,500 shares of Common Stock available for grant under the Directors Plan.

     Information relating to activity under the Company's stock option plans is as follows (in thousands, except per share data):

                                                1998                    1997                     1996
                                         --------------------    --------------------     --------------------
                                                     WEIGHTED                WEIGHTED                 WEIGHTED
                                                      AVERAGE                 AVERAGE                  AVERAGE
                                           NUMBER    EXERCISE     NUMBER     EXERCISE      NUMBER     EXERCISE
                                         OF SHARES    PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                                         ---------   --------    ---------   --------     ---------   --------
Outstanding at beginning of year .....     3,148      $5.14        2,809       $5.11        2,911       $4.85
Granted...............................     2,589       1.97          600        5.09          994        6.19
Exercised.............................      (127)      3.25         (114)       3.32         (281)       2.62
Cancelled.............................    (2,275)      5.06         (147)       5.87         (815)       6.35
                                          ------      -----        -----       -----        -----       -----
Outstanding at end of year............     3,335      $2.81        3,148       $5.14        2,809       $5.11
                                          ------      -----        -----       -----        -----       -----
                                          ------      -----        -----       -----        -----       -----
Exercisable at end of year............       887      $5.31        1,679       $5.54        1,267       $6.03
                                          ------      -----        -----       -----        -----       -----
                                          ------      -----        -----       -----        -----       -----

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Information relating to stock options outstanding and exercisable at December 31, 1998 is as follows (in thousands, except per share data):

                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                            -----------------------------------------   ---------------------------
                                         WEIGHTED
                                          AVERAGE        WEIGHTED                      WEIGHTED
                              NUMBER     REMAINING        AVERAGE          NUMBER       AVERAGE
RANGE OF EXERCISE PRICES    OF SHARES  LIFE IN YEARS   EXERCISE PRICE    OF SHARES   EXERCISE PRICE
------------------------    ---------  -------------   --------------    ---------   --------------
 $1.25  -  $1.50.........       438         8.48            $1.35            73           $1.46
           $1.60.........     1,905         6.88             1.60            --              --
 $2.94  - $21.75.........       992         6.06             5.78           814            5.65
                              -----         ----            -----           ---           -----
                              3,335         6.84            $2.81           887           $5.31
                              -----         ----            -----           ---           -----
                              -----         ----            -----           ---           -----

     The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option-pricing model. During 1998, the weighted average grant-date fair value of stock options granted with an exercise price equal to the fair market value of the common stock was $2.01 per share using assumptions of expected volatility of 105%, expected option lives of four to six years and a risk-free rate of interest of 4.7%. The weighted average grant-date fair value of repriced stock options was $.89 per share using assumptions of expected volatility of 105%, expected option lives of four to five years and a risk-free rate of interest of 4.7%. The weighted average grant-date fair value of stock options granted during 1997 was $3.73 per share using the assumptions of expected volatility of 66%, expected option lives of five to ten years and risk-free rates of interest of 5.7 - 6.8%. During 1996, the weighted average grant-date fair value of stock options granted was $3.66 per share using the assumptions of expected volatility of 70%, expected option lives of five to ten years and risk-free rates of interest of 6.5 - 6.7%. The Company assumed a dividend yield of zero for all years. During 1997 and 1996 the exercise price of the options was equal to the fair market value of the common stock at the date of grant.

    Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net Loss" and "Net Loss Per Common Share" would have increased to the following pro forma amounts for 1998, 1997 and 1996 (in thousands, except per share data):

                                                                    1998        1997        1996
                                                                    ----        ----        ----
NET LOSS.........................   AS REPORTED................   $(4,449)    $(2,550)    $(9,001)
                                    PRO FORMA..................    (5,819)     (3,777)     (9,503)

NET LOSS PER COMMON SHARE,          AS REPORTED................   $  (.24)    $  (.31)    $  (.68)
    BASIC AND DILUTED............   PRO FORMA..................      (.30)       (.39)       (.72)

     Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

RESTRICTED STOCK. The Company also has a Restricted Stock Plan (the "Restricted Stock Plan") under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, adopted in 1991, 250,000 shares are authorized for grant, of which 194,000 remain available for grant at December 31, 1998.

                              NEORX CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     WARRANTS. In connection with financing transactions in 1995, the Company issued 1,634,907 three-year warrants to purchase 408,727 shares of Common Stock, exercisable at a price of $5.31 per share. During 1998, 52,812 warrants were exercised for 13,203 shares of Common Stock, the Company received net proceeds of $70,141. The remaining warrants expired in 1998.

     In 1992, the Company issued Common Stock purchase warrants to Boehringer Ingelheim to acquire 625,000 shares of Common Stock at a per share exercise price ranging from $15.84 to $21.12. The warrants expired in 1997.

NOTE 8. REVENUES

     The Company entered into an agreement in August 1997 with Janssen for the worldwide development, manufacture and distribution of NeoRx's AVICIDIN-REGISTERED TRADEMARK- cancer therapy product. The Company received a $5,000,000 license fee in 1997, which was recorded as revenue in 1997, and rights to potential future milestone payments and royalties on product sales. In January 1998, the Company received a $7,000,000 milestone payment from Janssen, reflecting Janssen's decision to begin Phase II trials of AVICIDIN-REGISTERED TRADEMARK- cancer therapy as part of the agreement entered into with Janssen in 1997. This agreement was terminated by Janssen on December 29, 1998.

     Also in 1997, the Company received a $4,000,000 license fee from Schwarz Pharma for marketing rights to NeoRx's BIOSTENT-REGISTERED TRADEMARK- product in North America and Europe and $4,000,000 for 699,000 unregistered shares of NeoRx Common Stock representing a 50% premium over the fair value of the stock. The $4,000,000 license fee and the excess amount received over the fair market value of the Common Stock ($1,333,334) were recorded as revenue. In 1997, the Company granted Schwarz Pharma AG ("Schwarz Pharma") an exclusive license to develop, market and distribute NeoRx's BIOSTENT-REGISTERED TRADEMARK- restenosis treatment product in North America and Europe. In November 1998, Schwarz Pharma informed NeoRx that it was ceasing the development of the product and intending to terminate the agreement. NeoRx believes that, under the terms of the agreement and the factual information provided by Schwarz Pharma, Schwarz Pharma has no right to terminate the agreement and the development of the product. The Company expects to settle this dispute, but will pursue its legal rights if required.

     In 1996, the Company recorded as revenue a $4,500,000 milestone payment from DuPont Merck upon FDA approval to market VERLUMA-REGISTERED TRADEMARK- in the United States. In May 1998 DuPont gave one year's notice of termination of its license agreement with the Company for the Verluma-REGISTERED TRADEMARK-lung cancer-imaging product. Royalties collected for VERLUMA-REGISTERED TRADEMARK- in 1998 and 1997 were insignificant.

NOTE 9. CASH FLOW

     Interest paid by the Company was $129,881, $134,955, and $142,613 for 1998, 1997 and 1996, respectively.

                            NEORX CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. FEDERAL INCOME TAXES

     Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Net operating loss carryforwards .......................  $ 21,048     $ 19,900
Research and experimentation credit carryforwards.......     2,239        1,600
Depreciation and amortization...........................       649          630
Other ..................................................       584          340
                                                          --------     --------
  Deferred tax assets ..................................    24,520       22,470
Deferred tax asset valuation allowance .................   (24,520)     (22,470)
                                                          --------     --------
  Net deferred taxes ...................................  $     --     $     --
                                                          --------     --------
                                                          --------     --------

     The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax asset. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $2,050,000, $1,570,000 and $2,400,000 in 1998, 1997 and 1996, respectively.

     The Company has net operating loss carryforwards of approximately $61,800,000 which expire beginning in 1999 through 2012. Research and experimentation credits expire from 2006 to 2019.

NOTE 11. RELATED PARTY TRANSACTIONS

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

     Dr. Fred Craves, Chairman of NeoRx, is chairman of Bay City Capital, Ltd., ("BCC") a merchant bank focused on the life sciences industry. Mr. Jack Bowman, a NeoRx director, is on the business advisory board of BCC. In January 1999, NeoRx Corporation and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $50,000 in cash. The agreement also includes a percentage of consideration, depending on the ultimate amount of consideration raised, ranging from 1-5%.

     The Company has a demand note receivable from an officer with a balance of $91,981 and $111,938 at December 31, 1998 and 1997, respectively.

                            NEORX CORPORATION
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. RESTRUCTURING EXPENSE

     In December 1998, the Company restructured its operations and reduced its workforce in all departments by 20 employees. The employees were no longer with the Company at December 31, 1998 and will not be providing future services to the Company. The Company incurred a severance charge of $659,000 as a result of the restructuring. The accrued severance payable at December 31, 1998 was $504,000 which will be paid in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In April 1997, the Board of Directors, at the recommendation of the Audit Committee, terminated the engagement of Arthur Andersen LLP as the Company's certifying accountants.

     The report of Arthur Andersen LLP on the Company's financial statements for 1996 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's 1996 fiscal years and subsequent interim periods preceding the date of termination of the engagement of Arthur Andersen LLP, the Company was not in disagreement with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report.

     The required letter from Arthur Andersen LLP with respect to the above statements made by the Company is filed as an exhibit hereto.

     Also in April 1997, the Board of Directors, at the recommendation of the Audit Committee, engaged KPMG LLP as the Company's certifying accountants. The Company had not consulted with KPMG LLP during its previous two most recent fiscal years or during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit option that might be rendered on the Company's financial statements.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (b) EXECUTIVE OFFICERS. Information with respect to the Company's executive officers is set forth below.

                 NAME                    AGE          POSITION WITH THE COMPANY
    Paul G. Abrams, M.D., J.D.            51     Chief Executive Officer and Director
    Richard L. Anderson                   59     President and Chief Operating Officer
    Becky J. Bottino                      50     Vice President, Operations
    Robert W. Schroff, Ph.D., M.B.A.      44     Vice President and General Manager,
                                                 Cardiovascular Products

BUSINESS EXPERIENCE

     DR. PAUL G. ABRAMS is a co-founder of the Company, has been a Director since January 1985 and has been Chief Executive Officer since May 1990. Dr. Abrams holds M.D., J.D. and B.A. degrees from Yale University. He is a board-certified internist and medical oncologist and is an Affiliate Associate Professor in the Department of Radiology at the University of Washington.

     RICHARD L. ANDERSON was promoted to President and COO in December 1998. He held the position of Senior Vice President, Finance and Operations and Chief Financial Officer from September 1997 to December 1998. He was Senior Vice President and Chief Financial Officer from January 1996 to August 1997. From November 1994 to January 1997, Mr. Anderson was Vice President and Controller at Mosaix Inc., a provider of computer telephony integration products and services. From September 1993 to October 1994, Mr. Anderson was Vice President of Finance, Chief Financial Officer and Secretary of Merix Corporation (formerly a division of Tektronix), a manufacturer of printed circuit boards. Mr. Anderson holds an M.S. degree in Management from Johns Hopkins University, a M.S. degree in Solid State Physics from the University of Maryland, a B.S. in Physics from Bucknell University and is a Certified Public Accountant.

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

     (c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of

Shareholders to be held on May 14, 1999, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

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

                                        NEORX CORPORATION
                                        (Registrant)


                                                /s/ RICHARD L. ANDERSON
                                        ----------------------------------------
                                                    Richard L. Anderson
                                          President and Chief Operating Officer,
                                             Secretary (Principal Financial and
                                                     Accounting Officer)
                                                    Date: March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


     /s/ PAUL G. ABRAMS            Chief Executive Officer and     March 24, 1999
------------------------------     Director (Principal Executive
       Paul G. Abrams              Officer)

   /s/ RICHARD L. ANDERSON         President, Chief Operating      March 24, 1999
------------------------------     Officer, Secretary
    Richard L. Anderson

     /s/ FRED B. CRAVES            Chairman of the Board of        March 24, 1999
------------------------------     Directors
       Fred B. Craves

      /s/JACK L. BOWMAN            Director                        March 24, 1999
------------------------------
       Jack L. Bowman

   /s/ E. ROLLAND DICKSON          Director                        March 24, 1999
------------------------------
     E. Rolland Dickson

    /s/ ALAN A.STEIGROD            Director                        March 24, 1999
------------------------------
     Alan A. Steigrod

                                EXHIBIT INDEX

                                                                                  INCORPORATION
EXHIBIT                      DESCRIPTION                                         BY REFERENCE TO
-------                      -----------                                         ---------------
  3.1(a)  Restated Articles of Incorporation, dated April 29, 1996                       *

  3.1(b)  Articles of Amendment, dated March 31, 1997, to Restated
          Articles of Incorporation                                                     **

  3.1(c)  Articles of Amendment, dated August 8, 1997, to Restated
          Articles of Incorporation                                                    XXXXX

  3.2     Bylaws, as amended, of the registrant                                        XXXXX

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

 10.1     Restated 1994 Stock Option Plan (@)                                            &

 10.2     Lease Agreement for 410 West Harrison facility, dated February 15,
          1996, between NeoRx Corporation and Diamond Parking, Inc                       #

 10.3     1991 Stock Option Plan for Non-Employee Directors, as amended (@)             ++

 10.4     1991 Restricted Stock Option Plan (@)                                       ******

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

 10.15    Research Agreement (With Option to License), dated February 8, 1993,
          between NeoRx Corporation and Southern Research Institute                      +

 10.16    Consulting Agreement, effective March 15, 1993, between NeoRx
          Corporation and Oxford Molecular Inc                                           +

 10.17    Agreement, dated as of August 1, 1993, between NeoRx Corporation and
          Avalon Medical Partners                                                        +

 10.18    Registration Rights Agreement, dated September 1993, between NeoRx
          Corporation and Avalon Medical Partners                                        +

 10.19    Consulting Agreement, dated as of July 7, 1993, between NeoRx
          Corporation and Dr. Fred Craves (@)                                            +

 10.20    Amendment to consulting agreement, dated May 9,1995 between NeoRx
          Corporation and Dr. Fred Craves (@)                                          +++++

 10.21    Engagement letter, dated as of June 22, 1993, between NeoRx
          Corporation and the Placement Agents                                         *****

 10.22    Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
          and the Purchasers or representatives thereof                                *****




                                                                                  INCORPORATION
EXHIBIT                      DESCRIPTION                                         BY REFERENCE TO
-------                      -----------                                         ---------------
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

 10.24    License Agreement, dated as of October 5, 1994, between NeoRx
          Corporation and The DuPont Merck Pharmaceutical Company                       ++

 10.25    Supply Agreement, dated November 10, 1994, between Cordis Corporation
          and NeoRx Corporation                                                         ++

 10.26    License Agreement, effective as of October 12, 1994, between Indiana
          University Foundation and NeoRx Corporation, as amended                       ++

 10.27    Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University, as
          amended                                                                       ++

 10.28    Amendment No. 3, dated November 15, 1995, to Contract between NeoRx
          Corporation and the Board of Trustees of the Leland Stanford Junior
          University                                                                   +++++

 10.29    Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund, Ltd.
          and SBSF Biotechnology Partners                                              ++++

 10.30    Indemnification Agreement (@)                                                  #

 10.31    Change of Control Agreement (@)                                               ##

 10.32    Form of Key Executive Severance Agreement (@)                                 ##

 10.33    Development, Distribution and Supply Agreement between NeoRx
          Corporation and Schwarz Pharma AG, dated March 31, 1997                        X

 10.34    Stock Purchase Agreement, dated May 24, 1997, between Schwarz
          Pharma AG and NeoRx Corporation                                               XXX

 10.35    Preferred Stock Purchase Agreement, dated August 8, 1997, between
          Johnson & Johnson Development Corporation and NeoRx Corporation              XXXX

 10.36    Agreement, entered into as of July 1, 1997, between Janssen
          Pharmaceutica, N.V. and NeoRx Corporation                                    XXXX

 10.37    Officer Change in Control Agreement                                          XXXXX

 10.38    Key Executive Severance Agreement                                            XXXXX

 16.1     Letter Regarding Change in Certifying Accountants                             XX

 23.1     Consent of KPMG LLP                                                          XXXXX

 23.2     Consent of Arthur Andersen LLP                                               XXXXX

 27.1     Financial Data Schedules                                                     XXXXX

-----------------

* Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

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

XXXXX Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998

@        Management contract or compensatory plan.