Form 10-Q
period 1999-03-31
NEORX CORP
filed 1999-05-10
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 1999 OR

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

                              Yes    X     No
                                  -------     -------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 12, 1999 there were outstanding 21,006,964 shares of the Company's Common Stock, $.02 par value.

                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I           FINANCIAL INFORMATION                 PAGE
Item 1.   Financial Statements:

          Balance Sheets as of March 31, 1999
          and December 31, 1998                          3

          Statements of Operations for the
          three months ended March 31,
          1999 and 1998                                  4

          Statements of Cash Flows for the
          three months ended March 31,
          1999 and 1998                                  5

          Notes to Financial Statements                  6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and
          Financial Condition                            9

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                              13

          Signature                                      14


                                NEORX CORPORATION

BALANCE SHEETS
(in thousands, except share data)

                                                                        MARCH 31,           DECEMBER 31,
                                                                          1999                 1998
                                                                       ---------            ----------
                                                                      (unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $     769           $   1,910
  Investment securities                                                   26,296              28,242
  Prepaid expenses and other current assets                                  779                 857
                                                                       ---------           ---------
    Total current assets                                                  27,844              31,009
                                                                       ---------           ---------
FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements                                                   3,283               3,283
  Equipment and furniture                                                  4,917               4,886
                                                                       ---------           ---------
                                                                           8,200               8,169
  Less accumulated depreciation and amortization                          (7,142)             (7,049)
                                                                       ---------           ---------
    Facilities and equipment, net                                          1,058               1,120
                                                                       ---------           ---------
OTHER ASSETS, NET                                                            307                 312
                                                                       ---------           ---------
    TOTAL ASSETS                                                       $  29,209           $  32,441
                                                                       ---------           ---------
                                                                       ---------           ---------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $     751           $     756
  Accrued liabilities                                                      1,068               1,192
  Deferred revenue                                                             -                 250
  Current portion of capital leases                                            -                   4
                                                                       ---------           ---------
    Total current liabilities                                              1,819               2,202
LONG-TERM LIABILITIES:
  Convertible subordinated debentures, 9 3/4% (Due June 2000)              1,195               1,195
                                                                       ---------           ---------
    Total liabilities                                                      3,014               3,397
                                                                       ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1,
        208,240 shares issued and outstanding (entitled in
        liquidation to $5,248)                                                 4                   4
  Common stock, $.02 par value, 60,000,000 shares authorized,
    21,006,964 shares issued and outstanding at March 31,
    1999 and December 31, 1998, respectively                                 420                 420
  Additional paid-in capital                                             163,189             163,189
  Accumulated deficit                                                   (137,472)           (134,637)
  Accumulated other comprehensive income - unrealized gain
    on investment securities                                                  54                  68
                                                                       ---------           ---------
    Total shareholders' equity                                            26,195              29,044
                                                                       ---------           ---------
Total liabilities and shareholders' equity                             $  29,209           $  32,441
                                                                       ---------           ---------
                                                                       ---------           ---------


               See accompanying notes to the financial statements.

                                NEORX CORPORATION



STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                ----------------------------
                                                   1999               1998
                                                ---------          ---------
REVENUE                                         $    413           $  7,538
                                                --------           --------
OPERATING EXPENSES:

  Research and development                         2,496              2,221

  General and administrative                         850              1,022
                                                --------           --------

    Total operating expenses                       3,346              3,243
                                                --------           --------

Income (loss) from operations                     (2,933)             4,295

OTHER INCOME (EXPENSE):
  Interest income                                    255                591

  Interest expense                                   (30)               (33)
                                                --------           --------

Net income (loss)                               $ (2,708)          $  4,853
                                                --------           --------
                                                --------           --------

Preferred stock dividends                           (127)              (141)
                                                --------           --------

Net income (loss) applicable to
 common shares                                  $ (2,835)          $  4,712
                                                --------           --------
                                                --------           --------

Earnings (loss) per share:

Basic                                           $   (.13)          $    .23
                                                --------           --------
                                                --------           --------

Diluted                                         $   (.13)          $    .22
                                                --------           --------
                                                --------           --------

Shares used in calculation of
  earnings (loss) per share:

Basic                                             21,007             20,719
                                                --------           --------
                                                --------           --------

Diluted                                           21,007             21,583
                                                --------           --------
                                                --------           --------


              See accompanying notes to the financial statements.

                                NEORX CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                        ------------------------------
                                                            1999               1998
                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                       $ (2,708)          $  4,853
Adjustments to reconcile net income
  (loss)to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                             93                 86
    Decrease in prepaid expenses
      and other current assets                                83                477
     Decrease in accounts payable                             (5)                (7)
    (Decrease) increase in accrued liabilities              (251)               260
     Decrease in deferred revenue                           (250)                 -
                                                       ----------         -----------
 Net cash provided by (used in) operating
  activities                                              (3,038)             5,669
                                                       ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment
  securities                                              13,304             18,133
Purchases of investment securities                       (11,372)           (24,412)
Facilities and equipment purchases                           (31)              (261)
Other                                                          -                  6
                                                       ----------         -----------
Net cash provided by (used in)
  investing activities                                     1,901             (6,534)
                                                       ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of capital lease obligations                       (4)               (10)
Proceeds from stock options exercised                          -                 38
                                                       ----------         -----------
Net cash provided by (used in) financing
  activities                                                  (4)                28
                                                       ----------         -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS
                                                          (1,141)              (837)
CASH AND CASH EQUIVALENTS:
Beginning of period                                        1,910              1,949
                                                       ----------         -----------
End of period                                           $    769           $  1,112
                                                       ----------         -----------
                                                       ----------         -----------


              See accompanying notes to the financial statements.

                                NEORX CORPORATION


NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the expected operating results for the full year.

Note 2. Shareholders' Equity

Changes in shareholders' equity from December 31, 1998 to March 31, 1999 were as follows (in thousands):

            Balance December 31, 1998                            $29,044
            Preferred stock dividends                               (127)
            Net loss                                              (2,708)
            Accumulated other comprehensive
              income - unrealized loss on
              investment securities                                  (14)
                                                                 ---------
            Balance March 31, 1999                               $26,195
                                                                 ---------
                                                                 ---------

                                NEORX CORPORATION

Note 3.  Earnings (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):

                                        Three months
                                       ended March 31,
                                     -------------------
                                        1999        1998
Net income (loss)                    $ (2,708)   $  4,853
Less: Preferred
 stock dividends                         (127)       (141)
                                     ----------  ---------
Net income (loss)
 applicable to basic
 earnings(loss) per share            $ (2,835)   $  4,712
Dilutive effect of options,
 warrants and convertible
 preferred stock, Series 2
 and Series 3                               -          14
                                     ----------  ---------
Net income (loss)
 applicable to diluted
 earnings(loss) per share            $ (2,835)   $  4,726
                                     ----------  ---------
                                     ----------  ---------

Weighted average
 shares - basic                        21,007      20,719
Dilutive effect of options,
 warrants and convertible
 preferred stock, Series 2
 and Series 3                               -         864
                                     ----------  ---------
Weighted average
 shares - diluted                      21,007      21,583
                                     ----------  ---------
                                     ----------  ---------

Basic earnings (loss)
 per share                           $   (.13)   $    .23
                                     ----------  ---------
                                     ----------  ---------
Diluted earnings (loss)
 per share                           $   (.13)   $    .22
                                     ----------  ---------
                                     ----------  ---------

The numerator and denominator of the basic and diluted loss per share calculations for the three months ended March 31, 1999 were the same, as including the effect of options to purchase 3,316,867 shares of Common Stock would have been antidilutive. Outstanding options to purchase 943,824 shares of Common Stock at March 31, 1998 were excluded from the calculation because the options average

         NOTES TO FINANCIAL STATEMENTS (Continued)

exercise price of $8.61 was greater than the average market price of the common shares of $5.44.

                              NEORX CORPORATION


In addition, shares issuable upon conversion of the Company's Convertible Subordinated Debentures and its Series 1 Preferred Stock are not included in the calculation of diluted loss per share for the three months ended March 31, 1999 and 1998 because the effect of including such shares would have been antidilutive.

Note 4.  Comprehensive Income/(Loss)

The Company's total comprehensive income (loss) for the quarters ended March 31, 1999 and 1998 was $(2,722,000) and $4,853,000, respectively. Comprehensive loss for the quarter ended March 31, 1999 consisted essentially of net loss. Comprehensive income for the quarter ended March 31, 1998 consisted of net income.

                            NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean the statement is not forward looking. Many factors could affect the Company's actual results, including those factors described under " Risk Factors Affecting Forward Looking Statements," contained in the Company's Annual Report on Form 10-K filed with the Commission. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998.

Revenues for the three months ended March 31, 1999 were $413,000 compared to $7,538,000 for the three months ended March 31, 1998. In the first quarter of 1999, the Company recorded $0.4 million of revenue from the licensing of non-strategic patent technologies received from Theseus, LTD. In January 1998, the Company received a $7,000,000 milestone payment from Janssen Pharaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., reflecting Janssen's decision to begin Phase II trials of Avicidin-Registered Trademark- cancer therapy product. Janssen terminated this agreement on December 29, 1998.

Total operating expenses for the quarter ended March 31, 1999 increased 3% to $3,346,000 from $3,243,000 for the quarter ended March 31,1998. Research and development expenses for the quarter ended March 31, 1999 increased 12% to $2,496,000 from $2,221,000 for the same time period in 1998, the result of the need for increased supplies for the Company's STR and Chemotides projects combined with decreased research and development reimbursements.

The Company currently receives reimbursed research and development expenses from non-strategic patent technologies, but, no longer receives expense reimbursements related to the Avicidin-Registered Trademark- and Biostent-Registered Trademark- programs. Reimbursed research and development expenses totaled $106,000 and $562,000 for the quarters ended March 31, 1999 and 1998, respectively.

                            NEORX CORPORATION

General and administrative expenses for the quarter ended March 31, 1999 decreased 17% to $850,000 from $1,022,000 for the quarter ended March 31, 1998 primarily due to decreased expenses for outside consulting services and personnel-related expenses.

Interest income for the quarter decreased to $255,000 from $591,000 and interest expense was $30,000 and $33,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in interest income for the current quarter is due to the decrease in funds available for investment and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and investment securities as of March 31, 1999 were $27,065,000 compared to $30,152,000 at December 31, 1998. The first quarter balance of cash and investment securities decreased primarily as a result of the 1999 year-to-date net loss.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements at least through the second quarter of 2000.

The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, expenses associated with expanding marketing, competitive and technological developments and the timing, cost and successful continuation of the Company's collaborative relationships. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and manufacturing capabilities. The Company intends to seek additional funding through arrangements with corporate collaborators, public or private equity financing, out-licensing certain technologies, or other sources.

Adequate funds may not be available when needed or on terms acceptable to the Company. If funding is insufficient at any time in the future, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, clinical studies and trials and administrative programs, dispose of assets or technology, or cease operations.



IMPACT OF YEAR 2000.

Overview

The Year 2000 Problem is pervasive and complex, as virtually every

                            NEORX CORPORATION

computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail.

Readiness

The Company has undertaken an initial review of its information technology computer systems and believes that the Year 2000 problem does not pose significant operational problems to its information technology systems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. The Company plans to survey by mid-year 1999 its research and development equipment and significant suppliers, including clinical research organizations, to determine any additional needed Year 2000 solutions.

Costs

At this time, the Company cannot determine the full cost of correcting any potential year 2000 problems. Based upon the Company's initial review of its computer systems, the Company estimates that the cost to replace older, non-compliant computers and software is immaterial. The full estimated cost of correcting the Year 2000 problem will be known by mid-year 1999 after the Company completes its survey of its research and development equipment and significant suppliers.

Risks

The Company anticipates that its largest Year 2000 risks are in activities involving research and development equipment and significant suppliers, including clinical research organizations. If Year 2000 problems exist in these areas, it could take longer for the Company to bring a product to market, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Contingency

After the Company completes its survey of Year 2000 issues by mid-year 1999, it will establish a contingency plan to address any "high-risk" issues that could delay its efforts to bring products to market.

                            NEORX CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At March 31, 1999, the Company owns government debt instruments in the amount of $8.0 million and corporate debt securities in the amount of $17.6 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with maturities of one year or less.

INVESTMENT RISK

The Company has received equity instruments under licensing agreements. These investments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive income and classified as accumulated other comprehensive income - unrealized gain (loss) on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At March 31, 1999, the Company owned such corporate equity securities in the amount of $700,000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NeoRx Corporation
                              (Registrant)



Date: May 10, 1999            By: /s/ Richard L. Anderson
                                 ---------------------------------------
                                 Richard L. Anderson
                                 President, Chief Operating Officer,
                                 Secretary
                                 (Principal Financial and
                                 Accounting Officer)