Form 10-Q
period 1999-06-30
NEORX CORP
filed 1999-08-04
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 1999 OR

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

As of July 7, 1999 there were outstanding 21,006,964 shares of the Company's Common Stock, $.02 par value.

                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I                   FINANCIAL INFORMATION                   PAGE

Item 1.           Financial Statements:

                  Balance Sheets as of June 30, 1999
                  and December 31, 1998                           3

                  Statements of Operations for the
                  three and six months ended June 30,
                  1999 and 1998                                   4

                  Statements of Cash Flows for the
                  three and six months ended June 30,
                  1999 and 1998                                   5

                  Notes to Financial Statements                   6

Item 2.           Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                             9

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                               13

                  Signature                                       14


                                NEORX CORPORATION


BALANCE SHEETS
(in thousands, except share data)
                                                                        JUNE 30,              DECEMBER 31,
                                                                          1999                     1998
                                                                     -----------              ------------
                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   1,397                $   1,910
  Investment securities                                                   22,168                   28,242
  Prepaid expenses and other current assets                                  562                      857
                                                                       ---------                ---------
    Total current assets                                                  24,127                   31,009
                                                                       ---------                ---------
FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements                                                   3,283                    3,283
  Equipment and furniture                                                  4,923                    4,886
                                                                       ---------                ---------
                                                                           8,206                    8,169
  Less: accumulated depreciation and amortization                         (7,230)                  (7,049)
                                                                       ---------                ---------
    Facilities and equipment, net                                            976                    1,120
                                                                       ---------                ---------
OTHER ASSETS, NET                                                            251                      312
                                                                       ---------                ---------
    Total assets                                                       $  25,354                $  32,441
                                                                       ---------                ---------
                                                                       ---------                ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $     762                $     756
  Accrued liabilities                                                        876                    1,192
  Deferred revenue                                                            --                      250
  Current portion of convertible subordinated debentures                   1,195                       --
  Current portion of capital leases                                           --                        4
                                                                       ---------                ---------
    Total current liabilities                                              2,833                    2,202
LONG-TERM LIABILITIES:
  Convertible subordinated debentures, 9:% (Due June 2000)                    --                    1,195
                                                                       ---------                ---------
      Total liabilities                                                    2,833                    3,397
                                                                       ---------                ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1,
        208,240 shares issued and outstanding (entitled in
        liquidation to $5,248)                                                 4                        4
  Common stock, $.02 par value, 60,000,000 shares authorized,
    21,006,964 shares issued and outstanding at June 30,
    1999 and December 31, 1998, respectively                                 420                      420
  Additional paid-in capital                                             163,189                  163,189
  Accumulated deficit                                                   (141,056)                (134,637)
  Accumulated other comprehensive income (loss) - unrealized
    gain (loss) on investment securities                                     (36)                      68
                                                                       ---------                ---------
  Total shareholders' equity                                              22,521                   29,044
                                                                       ---------                ---------
    Total liabilities and shareholders= equity                         $  25,354                $  32,441
                                                                       ---------                ---------
                                                                       ---------                ---------


              See accompanying notes to the financial statements.

                                NEORX CORPORATION


STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)


                                     THREE MONTHS              SIX MONTHS
                                     ENDED JUNE 30,           ENDED JUNE 30,
                                 -------------------     --------------------
                                   1999        1998         1999        1998
                                 --------    --------    --------    --------
REVENUE                          $     47    $     10    $    460    $  7,548
                                 --------    --------    --------    --------

OPERATING EXPENSES:

  Research and development          2,744       2,259       5,240       4,480

  General and administrative          977       1,368       1,827       2,390
                                 --------    --------    --------    --------

    Total operating expenses        3,721       3,627       7,067       6,870
                                 --------    --------    --------    --------

Income(loss) from operations       (3,674)     (3,617)     (6,607)        678

OTHER INCOME (EXPENSE):
  Interest income                     246         517         501       1,108

  Interest expense                    (29)        (32)        (59)        (65)
                                 --------    --------    --------    --------

Net income(loss)                 $ (3,457)   $ (3,132)   $ (6,165)   $  1,721
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------

Preferred stock dividends            (127)       (132)       (254)       (273)
                                 --------    --------    --------    --------

Net income(loss) applicable to
 common shares                   $ (3,584)   $ (3,264)   $ (6,419)   $  1,448
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------
Earnings (loss) per share:

Basic                            $   (.17)   $   (.16)   $   (.31)   $    .07
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------

Diluted                          $   (.17)   $   (.16)   $   (.31)   $    .07
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------
Shares used in calculation of
 earnings (loss) per share:

Basic                              21,007      20,895      21,007      20,807
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------
Diluted                            21,007      20,895      21,007      21,554
                                 --------    --------    --------    --------
                                 --------    --------    --------    --------



              See accompanying notes to the financial statements.


                                NEORX CORPORATION


STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                   THREE MONTHS              SIX MONTHS
                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                --------------------    --------------------
                                                  1999        1998        1999         1998
                                                --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)                                $ (3,457)   $ (3,132)   $ (6,165)   $  1,721
Adjustments to reconcile net income
  (loss)to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                     88          89         181         175
    (Increase) decrease in prepaid
      expenses and other assets                      273        (328)        356         149
     Increase (decrease) in accounts
     payable                                          11         (33)          6         (40)
     Decrease in accrued liabilities                 (65)       (376)       (316)       (116)
     Decrease in deferred revenue                     --          --        (250)         --
                                                --------    --------    --------    --------

Net cash provided by (used in) operating
  activities                                      (3,150)     (3,780)     (6,188)      1,889
                                                --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment
  securities                                       7,371      15,687      20,675      33,821
Purchases of investment securities                (3,333)    (11,332)    (14,705)    (35,745)
Facilities and equipment purchases                    (6)       (266)        (37)       (527)
Other                                                 --           6          --          12
                                                --------    --------    --------    --------
Net cash provided by (used in)
  investing activities                             4,032       4,095       5,933      (2,439)
                                                --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of capital lease obligations               --         (11)         (4)        (21)
Proceeds from stock options and warrants
 exercised                                            --         409          --         447
Preferred stock dividends                           (254)       (256)       (254)       (256)
                                                --------    --------    --------    --------
Net cash provided by (used in)
  financing activities                              (254)        142        (258)        170
                                                --------    --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   628         457        (513)       (380)

CASH AND CASH EQUIVALENTS:
Beginning of period                                  769       1,112       1,910       1,949
                                                --------    --------    --------    --------

End of period                                   $  1,397    $  1,569    $  1,397    $  1,569
                                                --------    --------    --------    --------
                                                --------    --------    --------    --------


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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six month periods ended
June 30, 1999 and 1998.

The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the expected operating results for the full year.

Note 2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1998 to June 30, 1999 are as follows (in thousands):

                   Balance December 31, 1998                          $29,044
                   Preferred stock dividends                            (254)
                   Net loss                                           (6,165)
                   Accumulated other comprehensive
                        income (loss) - unrealized loss
                        on investment securities                        (104)
                                                                      -------
                   Balance June 30, 1999                              $22,521
                                                                      -------
                                                                      -------

                                NEORX CORPORATION

Note 3.  Earnings (loss) per share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 1999 and 1998 (in thousands, except per share data):

                               Three months            Six months
                              ended June 30,          ended June 30,
                          --------------------    --------------------
                             1999       1998        1999        1998
                          --------    --------    --------    --------
Net income (loss)         $ (3,457)   $ (3,132)   $ (6,165)   $  1,721
Less: preferred
 stock dividends              (127)       (132)       (254)       (273)
                          --------    --------    --------    --------
Net income (loss)
 applicable to basic
 & diluted earnings
 (loss) per share         $ (3,584)   $ (3,264)   $ (6,419)   $  1,448
                          ========    ========    ========    ========

Weighted average
 shares - basic             21,007      20,895      21,007      20,807
Dilutive effect of
 options                      --          --          --           747
                          --------    --------    --------    --------
Weighted average
 shares - diluted           21,007      20,895      21,007      21,554
                          ========    ========    ========    ========

Basic earnings (loss)
 per share                $   (.17)   $   (.16)   $   (.31)   $    .07
                          ========    ========    ========    ========
Diluted earnings (loss)
 per share                $   (.17)   $   (.16)   $   (.31)   $    .07
                          ========    ========    ========    ========


The numerator and denominator of the basic and diluted loss per share calculations for the quarters ended June 30, 1999 and 1998 were the same, as including the effect of options to purchase an additional 3,680,140 and 2,354,856 shares of Common Stock, respectively, would have been antidilutive. The numerator and denominator of the basic and diluted loss per share calculations for the six months ended June 30, 1999 were the same, as including the effect of options to purchase an additional 3,680,140 shares of Common Stock would have been antidilutive. Options to purchase 942,589 additional shares of Common Stock were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted earnings per share because the options' average exercise price of $8.60 was greater than the average market price of the common shares of $5.55.

                                NEORX CORPORATION


NOTES TO FINANCIAL STATEMENTS (continued)

                                NEORX CORPORATION

In addition, shares issuable upon conversion of the Company's Convertible Subordinated Debentures and its Series 1 Preferred Stock are not included in the calculation of diluted EPS for the three and six month periods ended June 30, 1999 and 1998 because the effect of including such shares would have been antidilutive.

Note 4.  Comprehensive Income/(Loss)

The Company's total comprehensive loss for the quarters ended June 30, 1999 and 1998 was $(3,547,000) and $(3,132,000), respectively. Comprehensive loss for the quarter ended June 30, 1999 consisted essentially of net loss. Comprehensive loss for the quarter ended June 30, 1998 consisted of net loss. The Company's total comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $(6,269,000) and $1,721,000, respectively. Comprehensive loss for the six months ended June 30, 1999 consisted essentially of net loss. Comprehensive income for the six months ended June 30, 1998 consisted of net income.

                                NEORX CORPORATION


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion contains "forward-looking statements" which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean the statement is not forward looking. Many factors could affect the Company's actual results, including those factors described under "Factors Affecting Forward Looking Statements", contained in the Company's Annual Report on Form 10-K filed with the Commission. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1998.

Revenues for the quarter ended June 30, 1999 were $47,000 compared to $10,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999 revenues were $460,000 compared to $7,548,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company recorded $460,000 of revenue from the licensing of non-strategic patent technologies received from Theseus, LTD. In January 1998, the Company received a $7,000,000 milestone payment from Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., reflecting Janssen's decision to begin Phase II trials of Avicidin-Registered Trademark- cancer therapy product. Janssen terminated this agreement on December 29, 1998.

Total operating expenses for the quarter ended June 30, 1999 increased 3% to $3,721,000 from $3,627,000 in the quarter ended June 30, 1998, and for the six month period increased 3% to $7,067,000 from $6,870,000. Research and development expenses for the quarter ended June 30, 1999 increased 21% to $2,744,000 from $2,259,000 for the same time period in 1998. Research and development expenses for the six months ended June 30, 1999 increased 17% to $5,240,000 from $4,480,000. The increases in research and development costs for the quarter and six month periods in 1999 were primarily the result of decreased research and


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

                                NEORX CORPORATION

development reimbursements, increased supplies and clinical patient costs for the Company's Skeletal Targeted Radiotherapy ("STR") project, and supplies for the Chemotides-TM- project.

The Company currently receives reimbursed research and development expenses from non-strategic patent technologies, but no longer receives expense reimbursements related to the Avicidin-Registered Trademark- and Biostent-Registered Trademark- programs. Reimbursed research and development expenses totaled $40,000 and $858,000 for the quarters ended June 30, 1999 and 1998, respectively. Reimbursed research and development expenses totaled $146,000 and $1,420,000 for the six months ended June 30, 1999 and 1998, respectively.

General and administrative expenses for the quarter ended June 30, 1999 decreased 29% to $977,000 from $1,368,000 for the quarter ended June 30, 1998. General and administrative expenses for the six months ended June 30, 1999 decreased 24% to $1,827,000 from $2,390,000. General and administrative expenses for the quarter and the six months ended June 30, 1999 decreased principally due to decreased expenses for personnel and outside consulting services.

Interest income for the quarter ended June 30, 1999 decreased to $246,000 from $517,000 for the same time period in 1998, and decreased to $501,000 from $1,108,000 for the six months ended June 30,1999 and 1998, respectively. The decreases are due to the decrease in funds available for investment and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and investment securities as of June 30, 1999 were $23,565,000 compared to $30,152,000 at December 31, 1998. The balance of cash and investment securities decreased primarily as a result of the 1999 year-to-date net loss.

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

Readiness

The Company has undertaken an initial review of its information technology computer systems and believes that the Year 2000 problem does not pose significant operational problems to its information technology systems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. The Company plans to survey by the end of the third fiscal quarter of 1999 its research and development equipment and significant suppliers, including clinical research organizations, to determine any additional needed Year 2000 solutions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Costs

At this time, the Company cannot determine the full cost of correcting any potential year 2000 problems. Based upon the

                               NEORX CORPORATION

Company's initial review of its computer systems, the Company estimates that the cost to replace older, non-compliant computers and software is immaterial. The full estimated cost of correcting the Year 2000 problem will be known by the end of the third fiscal quarter of 1999 after the Company completes its survey of its research and development equipment and significant suppliers.

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

Contingency

After the Company completes its survey of Year 2000 issues by the end of the third fiscal quarter of 1999, it will establish a contingency plan to address any "high-risk" issues that could delay its efforts to bring products to market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any

                               NEORX CORPORATION

derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At June 30, 1999, the Company owned government debt instruments in the amount of $8.0 million and corporate debt securities in the amount of $13.5 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with maturities of one year or less.

INVESTMENT RISK

The Company has received equity instruments under licensing agreements. These investments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive income and classified as accumulated other comprehensive income - unrealized gain (loss) on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At June 30, 1999, the Company owned such corporate equity securities in the amount of approximately $700,000.

                               NEORX CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NeoRx Corporation
                                            (Registrant)



Date: August 4, 1999                        By: /s/ Richard L. Anderson
                                               -------------------------------
                                             Richard L. Anderson
                                             President, Chief Operating Officer,
                                             Secretary
                                             (Principal Financial and
                                             Accounting Officer)