Form 10-Q
period 1999-09-30
NEORX CORP
filed 1999-11-15
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 1999 OR

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

As of October 7, 1999 there were outstanding 21,006,964 shares of the Company's Common Stock, $.02 par value.

                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I                       FINANCIAL INFORMATION                          PAGE

Item 1.            Financial Statements:

                   Balance Sheets as of September 30, 1999
                   and December 31, 1998                                      3

                   Statements of Operations for the
                   three and nine months ended September 30,
                   1999 and 1998                                              4

                   Statements of Cash Flows for the
                   three and nine months ended September 30,
                   1999 and 1998                                              5

                   Notes to Financial Statements                              6

Item 2.            Management's Discussion and Analysis
                   of Results of Operations and
                   Financial Condition                                        9

Item 3.            Quantitative and Qualitative Disclosures
                   About Market Risk                                         13

Item 5.            Other Information                                         14

Item 6.            Exhibits                                                  14


                   Signature                                                 15

                                NEORX CORPORATION

BALANCE SHEETS
(in thousands, except share data)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1999            1998
                                                                  ------------    ------------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   2,294      $   1,910
  Investment securities                                                17,741         28,242
  Prepaid expenses and other current assets                               770            857
                                                                    ---------      ---------
    Total current assets                                               20,805         31,009
                                                                    ---------      ---------
FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements                                                3,283          3,283
  Equipment and furniture                                               5,025          4,886
                                                                    ---------      ---------
                                                                        8,308          8,169
  Less: accumulated depreciation and amortization                      (7,318)        (7,049)
                                                                    ---------      ---------
    Facilities and equipment, net                                         990          1,120
                                                                    ---------      ---------
OTHER ASSETS, NET                                                         246            312
                                                                    ---------      ---------
    Total assets                                                    $  22,041      $  32,441
                                                                    =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   1,055      $     756
  Accrued liabilities                                                     917          1,192
  Deferred revenue                                                         --            250
  Current portion of convertible subordinated debentures                1,195             --
  Current portion of capital leases                                        --              4
                                                                    ---------      ---------
    Total current liabilities                                           3,167          2,202
LONG-TERM LIABILITIES:
  Convertible subordinated debentures, 9:% (Due June 2000)                 --          1,195
                                                                    ---------      ---------
      Total liabilities                                                 3,167          3,397
                                                                    ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1,
        208,240 shares issued and outstanding (entitled in
        liquidation to $5,248)                                              4              4
  Common stock, $.02 par value, 60,000,000 shares authorized,
    21,006,964 shares issued and outstanding                              420            420
  Additional paid-in capital                                          163,189        163,189
  Accumulated deficit                                                (144,691)      (134,637)
  Accumulated other comprehensive income (loss) - unrealized
    gain (loss) on investment securities                                  (48)            68
                                                                    ---------      --------
  Total shareholders' equity                                           18,874         29,044
                                                                    ---------      --------
    Total liabilities and shareholders= equity                      $  22,041      $  32,441
                                                                    =========      =========

              See accompanying notes to the financial statements.

                                NEORX CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                      THREE MONTHS                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                 ---------------------              ----------------------
                                                   1999          1998                 1999           1998
                                                 -------       -------              --------       -------
REVENUE                                          $     3       $   149              $    463       $ 7,697
                                                 -------       -------              --------       -------
OPERATING EXPENSES:
  Research and development                         3,041         2,648                 8,281         7,128
  General and administrative                         738           953                 2,565         3,343
                                                 -------       -------              --------       -------
    Total operating expenses                       3,779         3,601                10,846        10,471
                                                 -------       -------              --------       -------
Loss from operations                              (3,776)       (3,452)              (10,383)       (2,774)

OTHER INCOME (EXPENSE):
  Interest income                                    297           358                   798         1,467
  Interest expense                                   (29)          (32)                  (88)          (98)
                                                 -------       -------              --------       -------
Net loss                                         $(3,508)      $(3,126)             $ (9,673)      $(1,405)
                                                 =======       =======              ========       =======
Preferred stock dividends                           (127)         (127)                 (381)         (400)
                                                 -------       -------              --------       -------
Net loss applicable to
 common shares                                   $(3,635)      $(3,253)             $(10,054)      $(1,805)
                                                 =======       =======              ========       =======

Loss per share:
Basic and diluted                                $  (.17)      $  (.15)             $   (.48)      $  (.09)
                                                 =======       =======              ========       =======
Shares used in calculation of loss per share:
Basic & diluted                                   21,007        21,004                21,007        20,874
                                                 =======       =======               =======       =======

              See accompanying notes to the financial statements.

                                NEORX CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                       THREE MONTHS                     NINE MONTHS
                                                                    ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                    1999           1998             1999           1998
                                                                  -------         ------           -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $ (3,508)      $ (3,126)         $ (9,673)      $ (1,405)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
     Depreciation and amortization                                     88             90               269            265
    (Increase) decrease in prepaid
      expenses and other assets                                      (203)           393               153            542
     Increase (decrease) in accounts
      payable                                                         293              -               299            (40)
     Decrease in accrued liabilities                                  (86)            19              (402)           (97)
     Decrease in deferred revenue                                       -              -              (250)             -
                                                                  -------         ------           -------        -------

Net cash used in operating activities                              (3,416)        (2,624)           (9,604)          (735)
                                                                  -------        --------          -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment
  securities                                                        5,544         23,274            26,219         57,095
Purchases of investment securities                                 (1,129)       (20,377)          (15,834)       (56,122)
Facilities and equipment purchases                                   (102)           (75)             (139)          (602)
Other                                                                   -              7                 -             19
                                                                  -------        -------           -------        -------
Net cash provided by investing
  activities                                                        4,313          2,829            10,246            390
                                                                  -------        -------           -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of capital lease obligations                                 -            (11)               (4)           (32)
Proceeds from stock options and warrants
 exercised                                                              -             35                 -            482
Preferred stock dividends                                               -              -              (254)          (256)
                                                                  -------        -------           -------        -------
Net cash provided by (used in)
  financing activities                                                  -             24              (258)           194
                                                                  -------        -------           -------        -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    897            229               384           (151)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                 1,397          1,569             1,910          1,949
                                                                 --------        -------           -------        -------

End of period                                                    $  2,294        $ 1,798           $ 2,294        $ 1,798
                                                                 ========        =======           =======        =======


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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the expected operating results for the full year.

Note 2.  Shareholders' Equity

Changes in shareholders' equity from December 31, 1998 to September 30, 1999 are as follows (in thousands):

            Balance December 31, 1998                           $29,044
            Preferred stock dividends                              (381)
            Net loss                                             (9,673)
            Accumulated other comprehensive
              loss - unrealized loss on
              investment securities                                (116)
                                                                -------
            Balance September 30, 1999                          $18,874
                                                                =======

                                NEORX CORPORATION

Note 3.  Loss per share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and nine months ended September 30, 1999 and 1998 (in thousands, except per share data):

                                     Three months                         Nine months
                                  ended September 30,                 ended September 30,
                                -----------------------            -----------------------
                                  1999            1998               1999            1998
                                --------        -------            --------        -------
Net loss                        $ (3,508)       $(3,126)           $ (9,673)       $(1,405)
Less: preferred
 stock dividends                    (127)          (127)               (381)          (400)
                                --------        -------            --------        -------
Net loss applicable
 to basic & diluted
 loss per share                 $( 3,635)       $(3,253)           $(10,054)       $(1,805)
                                ========        =======            ========        =======

Weighted average shares-
 basic & diluted                  21,007         21,004              21,007         20,874
                                ========        =======            ========        =======

Basic & diluted
 loss per share                 $  (.17)        $  (.15)           $   (.48)       $  (.09)
                                =======         =======            ========        =======

The numerator and denominator of the basic and diluted loss per share calculations for all periods ended September 30, 1999 and 1998 were the same, as including the effect of options to purchase additional shares of Common Stock would have been antidilutive. Excluded for the three and nine month periods ended September 30, 1999 were 3,667,690 shares of Common Stock issuable under stock options. Excluded for the three and nine month periods ended September 30, 1998 were 1,289,859 shares of Common Stock issuable under stock options.

                                NEORX CORPORATION

In addition, shares issuable upon conversion of the Company's Convertible Subordinated Debentures and its Series 1 Preferred Stock are not included in the calculation of diluted EPS for the three and nine month periods ended September 30, 1999 and 1998 because the effect of including such shares would have been antidilutive.

Note 4.  Comprehensive Loss

The Company's total comprehensive loss for the quarters ended September 30, 1999 and 1998 was $(3,520,000) and $(3,126,000), respectively. Comprehensive loss for the quarter ended September 30, 1999 consisted primarily of net loss. Comprehensive loss for the quarter ended September 30, 1998 consisted of net loss. The Company's total comprehensive loss for the nine months ended September 30, 1999 and 1998 was $(9,789,000) and $(1,405,000), respectively.
Comprehensive loss for the nine months ended September 30, 1999 consisted primarily of net loss. Comprehensive loss for the nine months ended September 30, 1998 consisted of net loss.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues for the quarter ended September 30, 1999 were $3,000 compared to $149,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 revenues were $463,000 compared to $7,697,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company recorded $463,000 of revenue from the licensing of non-strategic patent technologies to Theseus, LTD. In January 1998, the Company received a $7,000,000 milestone payment from Janssen Pharmaceutica NV ("Janssen"), a subsidiary of Johnson & Johnson, Inc., reflecting Janssen's decision to begin Phase II trials of Avicidin-Registered Trademark- cancer therapy product. Janssen terminated this agreement on December 29, 1998.

Total operating expenses for the quarter ended September 30, 1999 increased 5% to $3,779,000 from $3,601,000 in the quarter ended September 30, 1998, and for the nine month period increased 4% to $10,846,000 from $10,471,000. Research and development expenses for the quarter ended September 30, 1999 increased 15% to $3,041,000 from $2,648,000 for the same time period in 1998. Research and development expenses for the nine months ended September 30, 1999 increased 16% to $8,281,000 from $7,128,000 in 1998. The increase in research and development expenses for the

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

three-month period in 1999 is primarily the result of an agreement with The Dow Chemical Company for the grant of an exclusive license for technology used in NeoRx's Skeletal Targeted Radiotherapy ("STR") project. The increase in research and development costs for the nine months ended September 30, 1999 results from the Dow agreement and increased supplies and patient costs for the Company's STR project.

The Company currently receives reimbursement payments for research and development expenses from non-strategic patent technologies, but no longer receives expense reimbursements related to the Avicidin-Registered Trademark- and Biostent-Registered Trademark- programs. Reimbursed research and development expenses totaled $90,000 and $381,000 for the quarters ended September 30, 1999 and 1998. Reimbursed research and development expenses totaled $236,000 and $1,801,000 for the nine months ended September 30, 1999 and 1998.

General and administrative expenses for the quarter ended September 30, 1999 decreased 23% to $738,000 from $953,000 for the quarter ended September 30, 1998. General and administrative expenses for the nine months ended September 30, 1999 decreased 23% to $2,565,000 from $3,343,000. General and administrative expenses for the quarter and the nine months ended September 30, 1999 decreased principally due to decreased expenses for personnel and outside consulting services.

Interest income for the quarter ended September 30, 1999 decreased to $297,000 from $358,000 for the same time period in 1998, and decreased to $798,000 from $1,467,000 for the nine months ended September 30, 1999 and 1998. These decreases are due to the decrease in funds available for investment and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and investment securities as of September 30, 1999 were $20,035,000 compared to $30,152,000 at December 31, 1998. The balance of cash and investment securities decreased primarily as a result of the 1999 year-to-date net loss.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements at least through the fourth quarter of 2000.

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

IMPACT OF YEAR 2000.

The Year 2000 Problem, which is pervasive and complex, is the result of computer programs being written with two digits instead of four to define the applicable year. The issue is whether computer systems will properly recognize a date using "00" as the year 2000 instead of the year 1900. Systems that do not properly recognize date-sensitive information could generate erroneous data or cause a system to fail.

Readiness

The Company has conducted a study of its information technology computer systems and believes that the Year 2000 problem does not pose significant operational problems to its information technology systems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. Based on this study, the Company has initiated a project to take all necessary and reasonable steps to get the mission-critical systems and operations Year 2000 compliant in a timely manner. The project includes confirming the Year 2000 preparedness of significant third parties.

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

It is estimated that this project is 75% complete at September 30, 1999 and will be completed by December 1999.

Costs

The total costs of the Year 2000 efforts are estimated to be $44,000. This reflects the costs of updating research and development equipment and computer hardware and software. The assessment of the costs of the Year 2000 compliance effort, and the timetable for the planned completion of the internal Year 2000 modifications, are management's estimates. The estimates were based on numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate. Additionally, there can be no guarantee that significant third parties will successfully and timely convert their systems.

Risks

The Company anticipates that its largest Year 2000 risks are in activities involving research and development equipment and significant suppliers, including clinical research organizations. If Year 2000 problems exist in these areas, it could take longer for the Company to bring a product to market, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is addressing the Year 2000 issue with its key third-party suppliers. As of September 30, 1999, approximately 75% of key third-party suppliers have confirmed their Year 2000 readiness. The Company's review of its Year 2000 risks has not uncovered any high-risk issues that would delay its efforts to bring its products to market. Therefore, a contingency plan to address high-risk issues has not been developed.

                                NEORX CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At September 30, 1999, the Company owned government debt instruments in the amount of $8.0 million and corporate debt securities in the amount of $9.0 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with maturities of one year or less.

INVESTMENT RISK

The Company has received equity instruments under licensing agreements. These investments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive income (loss) and classified as accumulated other comprehensive income (loss)- unrealized gain (loss) on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At September 30, 1999, the Company owned such corporate equity securities with a carrying value of approximately $700,000.

                                NEORX CORPORATION

Item 5. Other Information

LICENSE AGREEMENT BETWEEN NEORX CORPORATION AND THE DOW CHEMICAL COMPANY

As a result of its exercise of its option rights, the Company entered into an agreement with The Dow Chemical Company ("Dow") under which Dow granted the Company an exclusive license to use Dow's technology and patent rights to make, use and sell in all areas of the world, except Australia, the STR product containing holmium-166 currently under development by the Company. The Company made an up-front payment to Dow and is obligated to make certain milestone and royalty payments to Dow under the agreement.

Item 6. Exhibits



Exhibit
Number                          Exhibit
------                          -------
  10.39             License Agreement Between NeoRx
              Corporation and The Dow Chemical Company

                                NEORX CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NeoRx Corporation
                                          (Registrant)



Date: November 12, 1999                   By: /s/ Richard L. Anderson
                                             ------------------------------
                                             Richard L. Anderson
                                             President, Chief Operating Officer,
                                             Secretary
                                             (Principal Financial and
                                             Accounting Officer)