Form 10-K
period 1999-12-31
NEORX CORP
filed 2000-03-29
CIK 755806

--------------------------------------------------------------------------------
UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_|               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 0-16614

                                NEORX CORPORATION
             (Exact name of Registrant as specified in its charter)

        WASHINGTON                                       91-1261311
( State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

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

                                   ----------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28, 2000 was approximately $337.1 million (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 2000, approximately 21.4 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2000 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Factors Affecting Forward Looking Statements" below. These factors may cause our actual results to differ materially from any forward-looking statement.

         Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

PRODUCTS

         NeoRx Corporation ("NeoRx" or the "Company") is developing innovative biopharmaceuticals for the treatment of cancer with the twin goals of improving efficacy and reducing toxicities compared to currently available therapies. NeoRx has completed enrollment of Phase I and Phase II trials of its Skeletal Targeted Radiation ("STR") product combined with chemotherapy in patients with multiple myeloma. NeoRx is also developing a proprietary PRETARGET-Registered Trademark- platform for the delivery of therapeutic products to tumor sites. The Company completed a pilot Phase I trial in 1999 using its PRETARGET-Registered Trademark- technology for the treatment of lymphoma. Despite encouraging data that study was curtailed to focus resources on engineering the Company's proprietary fusion protein to be used in its PRETARGET lymphoma product. The Company is currently making additional fusion proteins that may potentially be used to treat cancers other than lymphoma.

CANCER AND ITS TREATMENT

         Cancer is second only to cardiovascular disease as a cause of death in the United States. The American Cancer Society estimates that approximately 1,220,000 new cases of cancer will be diagnosed in the United States in 2000, of which 50% are expected to be tumors of the lung, colon, breast and prostate. Cancer is a large group of diseases characterized by uncontrolled cell proliferation. Cancer cells have the tendency to dislodge from the sites where the tumors originate and metastasize, spreading to other parts of the body, and invading and destroying the organs in which they are growing.

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

         NeoRx believes that improved cancer therapies will arise from one of two approaches: inhibiting a process that is both unique AND critical to the tumor or targeting more generally toxic agents preferentially to tumors. NeoRx focuses on the second approach.

         Over the course of its history, the Company's scientists have developed expertise and technologies that permit radiation, and other toxic molecules, to be targeted preferentially to tumor cells.

SKELETAL TARGETED RADIOTHERAPY (STR)

         Multiple myeloma is a cancer involving the malignancy of plasma cells, which are found in the bone marrow. Current treatments for this disease have had limited success. With conventional chemotherapy dosing regimens, the complete response rate is about 15% and the median survival about 2-3 years. Over the last decade, high-dose chemotherapy ("HDC") with stem cell transplantation has been shown to be superior to conventional chemotherapy therapy for multiple myeloma. Modern HDC regimens, with or without additional total body external beam radiation ("TBI"), increase the complete response rate to about 30% with a median survival approaching 5 years. TBI reduces the tolerable dose of chemotherapy and increases toxicity, and its role in this disease is currently controversial.

         STR uses a targeting principle to deliver a beta-emitting radionuclide, holmium-166, to bone where it is designed to destroy both tumor cells and normal cells in the marrow. Prior to therapy the patients' bone marrow cells are harvested, so they can be reinfused following treatment. The Company believes that STR represents the first opportunity in cancer therapy to deliver a high dose of a toxic agent to the bone and marrow cavity without simultaneously causing non-hematologic organ toxicities. The advent of peripheral blood stem cells as a viable, indeed preferred, source for hematologic reconstitution has simplified and reduced the costs of such therapies. The short half-life and high energy of holmium permit rapid stem cell reinfusion and rapid hematologic recovery.

         In mid-1998 NeoRx began a Phase I study of STR combined with standard therapies in patients with multiple myeloma. In late 1999 the Company conducted a Phase II study combining the top STR dose tested, 40Gy to the marrow, with high dose (200mg/m2) melphalan, a chemotherapy drug. The safety profile appeared promising. There was no toxicity greater than grade II (Bearman scale) in organs outside the bone. Complete ablation of the bone marrow was a goal of the therapy, and was achieved without re-engraftment delay in these patients. The side effects observed were those noted with high dose melphalan alone. There did not appear to be significant toxicity that can, at this point, be ascribed to the addition of STR to high dose melphalan. That result has potential significance for therapy: the ability to add high doses of another therapy without increasing toxicity is one of the interim goals of oncology drug development.

         Although efficacy was not an endpoint in the Phase I study, patients have also been followed for response. As of the end of 1999, 12 of 27 patients who have been evaluated achieved complete remissions, as defined by the absence of cancer cells in the bone marrow and the elimination of all signs of the characteristic myeloma protein as assessed by sensitive biochemical techniques. Because approximately 6-9 months are required to elapse before a patient's response status can be determined, the efficacy results from Phase II will not be available until mid-2000.

         The STR Phase III study is expected to be a multi-center, randomized open-label trial, and is targeted to begin later this year. The study has been designed to demonstrate if the addition of STR to high dose therapy will increase the number of complete responses without adding significant toxicity. The goal is to improve patient responses without increasing the side effects associated with high dose therapy. The safety profile from the Phase I-II studies has led researchers to raise the age limit of study participants in the Phase III study. In January 2000, the Company entered into an agreement for Pharmaceutical Product Development, Inc. ("PPD") to monitor the Phase III clinical studies for NeoRx's STR. As part of the agreement, PPD will provide a $5 million credit line to NeoRx to help fund the Phase III pivotal trial. NeoRx will repay any principal and interest for the credit drawn, but it is under no obligation to use the credit line. If the credit line is used, principal and interest is not due until the STR product is approved by the FDA or abandoned by NeoRx. In return for the line of credit, PPD was issued a warrant to purchase NeoRx common stock at a premium to the price on the date of issue. No royalties are included.

         In February 2000, the Company engaged International Isotopes, Inc. to build a manufacturing facility for its STR product to be used for Phase III clinical trials. As part of the agreement, NeoRx will provide $1.3 million for pilot plant development to International Isotopes to fund the design and construction. International Isotopes will be responsible for all aspects of the manufacturing of STR, including process qualification, quality control, packaging, and shipping, from its Denton, Texas radiopharmaceutical facility.

         During 2000, the Company intends to explore additional uses for STR in cancer therapy. Most patients with metastatic prostate cancer, for example, have most of their tumor in the bone. For those patients in whom standard therapies with hormones no longer work, tumor in the bone results in pain, declining performance status, and death. The Company believes that administering STR, with or without additional chemotherapy, might cause a regression of the prostate cancer in the bone. A pilot Phase I study to determine the feasibility of this approach is planned for 2000.

MARKET OPPORTUNITY

           There are approximately 15,000 new cases of multiple myeloma annually in North America, and an equal number in Europe. The Company estimates that about half these patients will be inappropriate for its therapy due to overall health status. The Company believes that, at the Multiple Myeloma Workshop that occurred in Stockholm (Sweden) in 1999, the consensus of the experts was that high-dose therapy requiring reinfusion of bone marrow stem cells is the preferred treatment for those multiple myeloma patients who can tolerate it.

         STR will principally be used in clinical centers conducting stem cell transplants. In North America, the majority of the transplants are performed at approximately 80 transplant centers. NeoRx anticipates that 25% (or twenty) of these centers will participate in the pivotal clinical trials. Thus multiple myeloma represents a concentrated market, allowing a small sales force and focused marketing effort to reach the eighty major transplant centers in the United States.

PRETARGET-Registered Trademark- NEORX'S PROPRIETARY DRUG DELIVERY PLATFORM FOR CANCER THERAPIES

         NeoRx's other cancer therapy program employs proprietary monoclonal antibody-based technology for delivering radiation therapy, and potentially other anti-cancer agents such as drugs, cytokines, etc. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to antigens (foreign substances) such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bind specifically only to a single type of antigen. This quality makes antibodies potentially useful as "targeting vehicles" for the delivery of imaging and therapeutic products to disease sites.

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

         NeoRx's PRETARGET-Registered Trademark- technology takes advantage of the high binding affinity of two molecules: biotin and streptavidin. Since biotin is a small molecule, it travels rapidly through the bloodstream and penetrates the tumor site much faster than a large molecule such as an antibody. As a small molecule it also exits the body rapidly. The problem is that biotin does not bind at the tumor site. If streptavidin could be "targeted" to the surface of a tumor, then the biotin molecules would bind to the streptavidin on the tumor's surface and thus deliver whatever therapeutic molecule it was carrying.

         With PRETARGET-Registered Trademark- technology, an antibody that will bind to antigen markers on the surface of particular tumor cells is linked to streptavidin. This antibody-streptavidin conjugate (the "conjugate") is then administered to the patient and over a 24-48 hour period will accumulate on the surface of the tumor cells. Since no radiation is attached to the conjugate, there is no "innocent bystander" toxicity during this period of circulation. Depending on the antibody, different tumors will be targeted in different amounts. Because almost all antibodies also bind to some normal tissues, the display of streptavidin on normal tissues will also depend on the particular antibody.

         Because conjugate continues to circulate, an injection of biotin linked to radiation could first bind to the conjugate in the circulation before reaching the tumor. To reduce the conjugate in the circulation, a "clearing agent" is injected to clear most of the conjugate from the bloodstream to the liver where it is metabolized. The therapy (e.g., radiation) linked to biotin, is then administered to the patient. The biotin-radiation molecule rapidly passes through the bloodstream and attaches primarily to the pre-localized antibody-streptavidin conjugate. The remainder that does not bind to the streptavidin is rapidly eliminated through the kidneys, thereby reducing the radiation dose to the bone marrow and other normal organs resulting from circulating radioactivity. Thus the PRETARGET-Registered Trademark- technology more efficiently locates the radiation on the tumor, reduces "innocent bystander" toxicity, and has allowed higher radiation doses to be safely administered than with conventional RIT.

         LYMPHOMA: Lymphomas are cancers of the lymph cells in the body, and represent a variety of different disease entities. In general, lymphomas may be divided into Hodgkins Disease and Non-Hodgkins Lymphoma ("NHL"), with the latter further divided into T-cell and B-cell NHL depending on the cell of origin and can form solid tumor masses of the cancerous lymph cells. Most NHLs are derived from B-cells, and thus referred to as B-cell lymphomas. The incidence of B-cell lymphomas is rising (50% in the last fifteen years) due in part to the improved longevity of patients with AIDS and to the aging of the population. There is common consensus that the low and intermediate-grade lymphomas are generally responsive to chemotherapy and that these diseases represent the majority of the lymphoma cases. However, while responsive to chemotherapy, low-grade lymphomas are rarely cured and intermediate-grade lymphomas that are not cured by intensive chemotherapy (~50%) are also rarely cured. Therefore the need exists for additional and improved therapies.

         Patients with recurrent low-grade lymphoma treated at the Fred Hutchinson Cancer Research Center and the University of Washington using conventional radioimmunotherapy (RIT) at doses requiring a bone marrow transplant demonstrated a very high complete response rate (~80%) with long median duration of response. The Company believes its PRETARGET-Registered Trademark- technology might be able to deliver high tumor doses without requiring a bone marrow transplant. If so, this would constitute a major improvement in both the treatment and cost of treatment for this disease.

         The Company began a project to create a product for the treatment of lymphoma. The first study aimed to establish proof of concept in the clinic by employing a known antibody and comparing results with literature reports of the conventional approach. Company scientists constructed a conjugate using an approved lymphoma antibody marketed by another company, and, began accruing patients for dosimetry. Dosimetry, while not providing a therapeutic benefit, allows the estimation of how much radiation is delivered to tumor and normal organs using weak forms of radiation that can be counted by cameras but do not usually result in tumor regressions or side effects (imaging radionuclides). The results thus far have been encouraging, with most patients demonstrating improved tumor:normal organ ratios compared to the conventional approach as reported in the literature. Better tumor:normal organ ratios are believed to correlate with the ability to deliver higher doses safely.

         Because of these results, the Food and Drug Administration granted permission to administer therapeutic radiation doses along with the imaging radionuclides used in the dosimetry study. Because NeoRx did not own the antibody portion of this product, the intent was only to demonstrate that the PRETARGET-Registered Trademark- technology permitted the safe administration of higher radiation doses, and that tumor regressions could be achieved. The Company completed its treatment of a cohort of 7 patients. All those patients received higher doses than a major competitor's product's maximum tolerated dose using the same radionuclide. Despite these high doses, the toxicity profile suggested that the treatments were well-tolerated. Six of the patients showed some evidence of tumor regression, and 3 of those patients were judged to have achieved a complete remission. Two of those 3 patients had previously failed high dose therapy and bone marrow transplantation.

         In February 2000, NeoRx Corporation was awarded a Small Business Innovative Research ("SBIR") grant from the National Cancer Institute. The grant, which could be for as much as $950,000, will be used to bring to trial NeoRx's PRETARGET-Registered Trademark--Lymphoma product. In Phase I of the grant, titled "Pretargeted Radioimunotherapy to Treat Non-Hodgkin's Lymphoma
(NHL)" NeoRx will demonstrate the use of a genetically engineered protein to target a radionuclide to a human lymphoma tumor growing in a mouse. Funding of Phase II portion of the grant, which provides for clinical studies, is expected to begin in the second or third quarter of 2000, pending successful completion of Phase I.

APPLYING THE PRETARGET-Registered Trademark- TECHNOLOGY TO CARCINOMAS

         Carcinomas (cancers of organs such as lung, colon, breast, prostate, pancreas, etc.) comprise the vast majority of invasive cancers, although they are less sensitive to radiation than lymphoma. The Company began its application of PRETARGET-Registered Trademark- technology by using an antibody directed at these tumors with the AVICIDIN-Registered Trademark- product. AVICIDIN-Registered Trademark- completed the Phase I clinical trials in 1997. Previous preclinical and clinical trials have demonstrated that, compared to conventional RIT, the maximum tolerated dose ("MTD") for AVICIDIN-Registered Trademark- is more than 5-fold what the Company believes to be the MTD of conventional therapy using yttrium-90. It is generally held that the more radiation to which the tumor is exposed, the more likely the tumor is to regress and the longer that the tumor regression will last. In the Phase I trials tumor regression was observed in some patients following a single AVICIDIN-Registered Trademark- dose, including patients with advanced, bulky tumors. The dose-limiting toxicity determined in the Phase I trials was exhibited by diarrhea that the Company believes is caused by binding of some of the antibody to the large intestine. This toxicity was found to be dose-limiting in the Phase II trials that were then halted.

         The Company believes, however, that the "Pretarget principle" was demonstrated in these patients with carcinomas, just as it has been in the lymphoma patients, so that antibodies that did not target the intestine, for example, would have an improved safety profile that might enable higher doses to be administered safely. During 1999 the Company began acquiring a library of antibodies to select a more appropriate targeting agent, or agents, to treat these carcinomas.

         These AVICIDIN-Registered Trademark- trials were conducted with a murine antibody. During these trials the product evoked an immune response. Because human anti-mouse antibodies ("HAMA") are usually created when a murine antibody is used, only one dose of AVICIDIN-Registered Trademark- was administered to each patient. The Company believes that a product that can be administered more than once to each patient is more likely to achieve a greater rate of response as well as more significant responses than a product that is given only once. The Company is currently studying means of reducing the immune response to streptavidin so that multiple doses might be administered.

         During 1998, NeoRx scientists developed a genetically engineered targeting molecule ("fusion protein") with two functional binding capacities, one for tumor and the other for biotin. During 1999 Company scientists refined and further developed this technology to make it more generally applicable and commercially feasible. A fusion protein of a proprietary lymphoma antibody has been constructed, and the Company received an SBIR grant from the National Cancer Institute to develop and move that molecule into clinical trials.

         NeoRx has also tested the delivery of additional therapeutic products such as other forms of radiation and immune response modifiers (e.g., tumor necrosis factor). The PRETARGET-Registered Trademark- platform may offer the first practical opportunity to deliver alpha emitters, a form of radiation significantly more potent than yttrium-90, effectively and safely to solid tumors.

OTHER PROGRAMS

         Scientists at University of Cambridge in the United Kingdom ("Cambridge"), working with NeoRx, discovered that patients with advanced coronary artery disease have low levels of active TGF(beta), a protein that regulates the growth of certain cell types such as those found in the lining of arteries. They have reported that segments of arteries prone to atherosclerosis are low in active TGF(beta) and that agents that elevate active TGF(beta) can prevent the development of lesions in arteries of a mouse animal model that express the human apo(a) gene associated with atherosclerosis lesions in humans. NeoRx is the exclusive assignee of the rights of its Cambridge collaborators to this technology.

         A Phase I dosing study has been conducted to determine the safety and the appropriate dose of a drug molecule of this class in patients with advanced coronary artery disease. Results of the study demonstrated improvements in a number of parameters believed to be risk factors for coronary artery disease. This drug had been provisionally licensed from a third party with each party retaining the right to cease development after the study. The Company is discussing with that third party a suitable arrangement under which further development of the drug for cardiovascular indications might be undertaken. There can be no guarantee, however, that that discussion will be successful.

         NeoRx explored in 1999 a program to develop chemokine inhibitors (Chemotides-TM- technology). The goal was to demonstrate sufficiently compelling data to attract a commercial partner. Although some of the early data appeared to be exciting, no commercial partner was secured, and NeoRx decided to cease its activities in this field to focus on its later stage oncology programs.

PATENTS AND PROPRIETARY RIGHTS

         The Company's policy is to protect its proprietary technology aggressively. It has filed applications for U.S. and foreign patents issued in its portfolio, covering numerous aspects of its technology. The Company currently has in excess of 100 issued and allowed U.S. patents.

         NeoRx has been awarded 24 U.S. patents related to its PRETARGET-Registered Trademark- technology, and has additional U.S. and foreign applications pending. The Company also is the exclusive licensee of Stanford University patents issued in the U.S., Europe and Japan related to the underlying technology used in NeoRx's PRETARGET-Registered Trademark- products.

         NeoRx holds 8 issued U.S. patents, with additional U.S. and foreign applications pending, relating to the use of a class of compounds and TGF(beta) elevating agents to treat cardiovascular indications. NeoRx is also the exclusive assignee of the rights of its Cambridge collaborators to this technology.

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

COMPETITON

         NeoRx faces significant competition from emerging companies and established biotechnology, pharmaceutical and chemical companies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to cancer therapy. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company.

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

         Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer treatment. Disease treatment products or prevention products could render the Company's technology and products under development less competitive, uneconomical or obsolete.

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

EMPLOYEES

         As of February 19, 2000, the Company had 56 full-time employees and 11 part-time employees, 13 of whom hold Ph.D. degrees and 4 of whom hold M.D. degrees. Of this number, 42 employees were engaged in research, development and manufacturing activities and 14 were employed in general administration.

         The Company considers its relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

NEED FOR ADDITIONAL FINANCING

         The Company has been unprofitable since inception and expects to incur additional operating losses over the next several years. Based on the Company's current operating plan, the Company believes that its working capital will be sufficient to satisfy its capital requirements through at least the second quarter of 2001. This belief is based on certain assumptions and there can be no assurance that such assumptions will prove to be correct. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Substantial additional capital will be required for the Company's operations. The Company intends to seek additional financing, which may take the form of public or private financings, including equity financings, which would be dilutive to existing shareholders, and through other arrangements, including relationships with corporate partners for the development of certain of the Company's products. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or products or to enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

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

GOVERNMENTAL REGULATIONS: NO ASSURANCE OF PRODUCT APPROVAL

         The manufacture and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing, and marketing are subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. There can be no assurance that clinical trials will be started or completed successfully within any specified time period. Delays in approval can occur for a number of reasons, including the Company's failure to obtain necessary supplies of finished products, monoclonal antibodies or other materials or to obtain a sufficient number of available patients to support the claims necessary for regulatory approval. There can be no assurance that requisite FDA approvals will be obtained on a timely basis, if at all, or that any approvals granted will cover all the clinical indications for which the Company may seek approval. Delays or failure to obtain regulatory approval would adversely affect or prevent the marketing of products developed by the Company and its ability to receive royalty or other product revenues. The manufacture and marketing of drugs are subject to continuing FDA review and later discovery of previously unknown problems with a product; manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, federal and state agencies and congressional committees have expressed interest in further regulation of biotechnology. The Company is unable to estimate the extent and impact of regulation in the biotechnology field resulting from any future federal, state or local legislation or administrative action.

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

DEPENDENCE ON OTHERS FOR COMMERCIAL MANUFACTURING AND MARKETING

         In February 2000, the Company engaged International Isotopes, Inc. to build a manufacturing facility for its STR product for Phase III clinical trials. International Isotopes will be responsible for all aspects of the manufacturing of STR, including process qualification, quality control, packaging, and shipping, from its Denton, Texas radiopharmaceutical facility. There can be no assurance that International Isotopes, Inc. will be able to perform its contractual responsibilities successfully.

         There can be no assurance that the Company will be able to negotiate additional manufacturing or collaborative arrangements in the future. The Company also has no experience in commercial manufacturing, sales, marketing or distribution. In most cases, the Company's strategy for commercialization of its potential products requires entering into various arrangements with corporate collaborators, licensors, licensees and others to manufacture, distribute and market such products; the Company will depend on the successful performance of these third parties. Although the Company believes that parties to its existing and any future arrangements will have an economic incentive to perform their contractual responsibilities successfully, these activities will not be within the Company's control. There can be no assurance that such parties will perform their obligations, that the Company will derive any revenues from such arrangements, or that the Company's reliance on others for manufacturing products will not result in unforeseen problems with product supply.

DEPENDENCE ON SUPPLIERS

         The Company depends on the timely delivery from suppliers of certain materials and services. In connection with its research, preclinical studies and clinical trials, the Company has periodically experienced interruption in the supply of monoclonal antibodies. Interruptions in these and other supplies could occur in the future. The Company, or its partners, will need to develop sources for commercial quantities of Holmium-166 and Yttrium-90, the radionuclides used in its proposed cancer therapeutic products, for the bone seeking agent used in its STR product, for the antibody, streptavidin and clearing agent used in its PRETARGET-Registered Trademark- products and for a drug molecule suitable for TGF(beta) activation. There is no assurance that the Company or its partners will be able to develop such sources.

VOLATILITY OF COMMON STOCK PRICE

There has been a history of significant volatility in the market prices of securities of pharmaceutical and biotechnology companies, including the common stock of the Company, and it is likely that the market price of the common stock will continue to be highly volatile. Announcements by the Company or its competitors concerning acquisitions, technological innovations or new commercial products, results of clinical trials, developments concerning patents, proprietary rights and potential infringement, and the expense and time associated with obtaining government approvals for marketing of its products may have a significant effect on the Company's business and on the relative market price of the Company's common stock. In addition, public concern as to the safety of products developed by the Company or others, comments by securities analysts and general market conditions may have a significant effect on the market price of the common stock. The realization of any of these risks could have a material adverse impact on the market price.

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

TECHNOLOGICAL CHANGE AND COMPETITION

         The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat each of the diseases for which the Company is seeking to develop products. Some competitors have adopted product development strategies targeting cancer cells with monoclonal antibodies. Many emerging companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the treatment of cancer. Many of the Company's existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company and may be better equipped than NeoRx to develop, manufacture and market competing products. The Company's competitors may have, or may develop and introduce, new products that would render the Company's technology and products under development less competitive, uneconomical or obsolete.

TECHNOLOGICAL UNCERTAINTIES REGARDING HUMAN IMMUNE RESPONSE TO FOREIGN PROTEINS

         The Company plans to use monoclonal antibodies coupled to streptavidin (a protein of bacterial origin) in its PRETARTET-Registered Trademark- cancer therapy products. These molecules appear as foreign proteins to the human immune system that develops its own antibody in response. The Company plans to use humanized antibodies, where needed, to minimize the "human anti-mouse antibody"
(HAMA) response which otherwise might restrict the number of doses that can be safely or effectively administered, thus limiting the product's efficacy. The "human anti-streptavidin antibody" (HASA) response may also limit the number of doses. The Company believes that modifying streptavidin may reduce HASA. Although the Company may utilize humanized antibodies and is modifying streptavidin, there can be no assurance that either would reduce the extent to which HASA and HAMA may limit the effectiveness of the Company's cancer therapy products. The Company believes that its fusion protein may reduce the immune response to streptavidin.

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

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS- HAZARDOUS MATERIALS

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


                                                           HIGH            LOW
                  1999
                  First Quarter......................     $2.75           $1.34
                  Second Quarter.....................      2.38            1.00
                  Third Quarter......................      2.19            1.50
                  Fourth Quarter.....................      4.88            1.13
                  1998
                  First Quarter......................     $6.06           $5.06
                  Second Quarter.....................      9.00            4.63
                  Third Quarter......................      4.94            1.91
                  Fourth Quarter.....................      2.00            1.13



    There were approximately 959 shareholders of record as of February 28, 2000. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

    The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                  1999          1998        1997          1996          1995
                                  ----          ----        ----          ----          ----
STATEMENT OF OPERATIONS DATA:

Revenues ....................    $    591     $  9,087     $ 10,352     $  4,784     $    307

Operating expenses ..........      15,354       15,378       14,647       14,763       13,343

Loss from operations ........     (14,763)      (6,291)      (4,295)      (9,979)     (13,036)

Net loss ....................     (11,951)      (4,449)      (2,550)      (9,001)     (12,271)

Net loss applicable to common
   shareholders .............     (12,459)      (4,975)      (5,619)     (10,685)     (12,868)

Net loss per common share -
   basic and diluted ........    $   (.59)    $  (0.24)    $  (0.31)    $  (0.68)    $  (0.98)

Weighted average common
   shares outstanding -
   basic and diluted ........      21,009       20,907       18,065       15,604       13,142


BALANCE SHEET DATA:

Cash and cash equivalents ...    $  3,752     $  1,910     $  1,949     $  2,945     $  7,182

Investment securities .......      15,289       28,242       31,760       15,322        8,937

Working capital .............      16,664       28,807       33,775       17,523       15,245

Total assets ................      20,765       32,441       36,321       20,510       18,518

Long-term debt ..............          --        1,195        1,199        1,242        1,283

Shareholders' equity ........    $ 17,822     $ 29,044     $ 33,368     $ 17,079     $ 14,892


----------

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

         The Company's revenues for 1999 totaled $0.6 million, and primarily consisted of license fees of $0.6 million from Theseus LTD. The Company's revenues for 1998 totaled $9.1 million, and consisted primarily of a milestone payment of $7.0 million from Janssen Pharmaceutica NV ("Janssen"), a wholly owned subsidiary of Johnson & Johnson Inc., reflecting Janssen's decision to begin Phase II trials of AVICIDIN-Registered Trademark-, and license fees paid in the form of $1.4 million in cash and $0.7 million in stock and warrants from Nycomed Imaging AS, Theseus LTD, and Angiotech Pharmaceuticals, Inc. for the license of parts of NeoRx's non-strategic technology. The Company does not have any significant revenue sources that will continue into 2000.

         The Company's total operating expenses for both years 1999 and 1998 were $15.4 million. In 1999, research and development expenses increased 11% from $10.3 million in 1998 to $11.5 million. The increase in research and development expenses was primarily due to increased costs for clinical trials for STR. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made by NeoRx to third parties. During 1999 the Company received $0.3 million in reimbursements. In 1998, reimbursements from collaborative agreements totaled $2.2 million. The decrease in reimbursements from collaborative agreements was caused by the termination of the Janssen agreement in the fourth quarter of 1998. General and administrative expenses decreased 11% to $3.9 million in 1999 compared to 1998. The decrease in general and administrative expenses is principally due to lower costs for recruiting and administrative personnel as a result of the Company's restructuring effort during the fourth quarter of 1998.

         Other income for 1999 consisted of $1.9 million from final payments under a prior agreement.

         Interest income for 1999 was $1.0 million compared to $2.0 million in 1998. The decrease in interest income was primarily due to lower average cash balances. The Company's 1999 net loss increased 169% to $12.0 million compared to a net loss of $4.4 million in 1998. The increase in the net loss was primarily due to lower revenues.

         Preferred dividends were $0.5 million in 1999 and 1998. Preferred dividends in 1999 and 1998 are related to payment of dividends primarily on Series 1 preferred stock.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

         The Company's revenues for 1998 totaled $9.1 million, and consisted primarily of a milestone payment of $7.0 million from Janssen reflecting Janssen's decision to begin Phase II trials of AVICIDIN-Registered Trademark- , and license fees paid in the form of $1.4 million in cash and $0.7 million in stock and warrants from Nycomed Imaging AS, Theseus LTD, and Angiotech Pharmaceuticals, Inc. for the license of parts of NeoRx's non-strategic technology. Revenue for 1997 totaled $10.4 million and consisted almost entirely of payments received from the Company's agreements with Janssen and Schwarz Pharma.

         The Company's total operating expenses for 1998 increased 5% to $15.4 million from $14.6 million in 1997. In 1998, research and development expenses decreased 6% from $11.0 million in 1997 to $10.3 million. The decrease in research and development expenses was primarily due to decreased costs for clinical trials for AVICIDIN-Registered Trademark- cancer therapy product and a license payment in 1997 for technology relating to the PRETARGET-Registered Trademark- project. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made by NeoRx to third parties. During 1998 the Company received $2.2 million in reimbursements. In 1997, reimbursements from collaborative agreements totaled $3.4 million. The decrease in reimbursements from collaborative agreements was caused by the transfer of the AVICIDIN-Registered Trademark- product development activity to Janssen, as well as the ultimate termination of the Janssen agreement in the fourth quarter of 1998. General and administrative expenses increased 19% to $4.4 million in 1998. The increase in general and administrative expenses was principally due to higher costs for outside consulting, financing advisory services, recruiting and personnel costs added to support research and product development activities. During the fourth quarter of 1998, the Company restructured its operations to conserve cash by reducing its workforce by 25%. A restructuring charge of $0.7 million was incurred relating to the severance benefits; $0.2 million of the severance benefits were paid in 1998, $0.5 million of the severance benefits were paid in 1999.

         Interest income for 1998 was $2.0 million compared to $1.9 million in 1997. The Company's 1998 net loss increased 74% to $4.4 million compared to a net loss of $2.6 million in 1997. The increase in the net loss was primarily due to lower revenues, higher general and administrative expenses and the restructuring expense.

         Preferred dividends were $0.5 million in 1998 compared to $3.1 million in 1997. Preferred dividends in 1998 are related to payment of dividends primarily on Series 1 preferred stock. In 1997 dividend payments also included a non-cash dividend of $2.1 million recorded upon the sale of NeoRx Series 3 Preferred Stock with discounted conversion features and dividend payments for Series 2 and 4 Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and investment securities totaled $19.0 million at December 31, 1999. Cash used in operating activities for 1999 totaled $10.8 million. Revenues and other income sources were not sufficient in 1999 to cover operating expenses.

         Cash provided by investing activities for 1999 totaled $13.1 million. The Company invests excess cash in investment securities that will be used to fund future operating costs. During 1999 the Company also invested $0.2 million in equipment, furniture and leasehold improvements, primarily to support its research activities. As of December 31, 1999, the Company was committed to spending approximately $0.7 million pursuant to operating lease obligations through 2004.

         In February 2000, the Company sold the majority of its investment in Angiotech Pharmaceuticals, Inc. for $4.0 million. The carrying value of the investment was $1.1 million at December 31, 1999. The Company also entered into an agreement with PPD, Inc. to provide a $5 million credit line to the Company to help fund the STR Phase III pivotal trial.

         The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through at least the second quarter of 2001. The Company's actual capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with parties or collaborative agreements. The Company intends to seek additional funding through arrangements with corporate partners, public or private equity financing, or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

IMPACT OF THE YEAR 2000

         The Company experienced no problems related to the Year 2000 rollover internally nor with key third-party suppliers. The issue was whether computer systems would have properly recognized date sensitive information when the year changed to 2000. Systems that did not properly recognize date sensitive information could have generated erroneous data or caused a system to fail.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or loses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. NeoRx Corporation does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

         In December 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which must be applied in the Company's first fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE RISK

         The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 1999, the Company owns government debt instruments in the amount of $8.0 million and corporate debt securities in the amount of $6.2 million. The Company's exposure to losses as a result of interest rate changes is managed through investing in securities with maturities of one year or less.

INVESTMENT RISK

         The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At December 31, 1999, the Company owned such corporate equity securities in the amount of $1.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                                    PAGE
                                                                                                   NUMBER
              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................................          22
              BALANCE SHEETS - DECEMBER 31, 1999 AND 1998...................................          23

              STATEMENTS OF OPERATIONS - FOR THE YEARS ENDED
                   DECEMBER 31, 1999, 1998 AND 1997.........................................          24

              STATEMENTS OF SHAREHOLDERS' EQUITY - FOR THE YEARS ENDED
                  DECEMBER 31, 1999, 1998 AND 1997..........................................          25

              STATEMENTS OF CASH FLOWS -  FOR THE YEARS ENDED
                  DECEMBER 31, 1999, 1998 AND 1997..........................................          26

              NOTES TO FINANCIAL STATEMENTS.................................................        27 - 36



     ALL FINANCIAL SCHEDULES ARE OMITTED SINCE THE REQUIRED INFORMATION IS NOT APPLICABLE OR HAS BEEN PRESENTED IN THE FINANCIAL STATEMENTS AND THE NOTES THERETO.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
NeoRx Corporation

         We have audited the accompanying balance sheets of NeoRx Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP

Seattle, Washington
February 4, 2000

                                NEORX CORPORATION
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31,
                                                                                 -----------------------
                                         ASSETS                                      1999        1998
                                                                                 ---------     ---------
CURRENT ASSETS:
Cash and cash equivalents ...................................................    $   3,752     $   1,910
Investment securities .......................................................       15,289        28,242
Prepaid expenses and other current assets ...................................          566           857
                                                                                 ---------     ---------
         Total current assets ...............................................       19,607        31,009
                                                                                 ---------     ---------
FACILITIES AND EQUIPMENT, AT COST:

Leasehold improvements ......................................................        3,283         3,283
Equipment and furniture .....................................................        5,040         4,886
                                                                                 ---------     ---------
                                                                                     8,323         8,169
Less: accumulated depreciation and amortization .............................       (7,405)       (7,049)
                                                                                 ---------     ---------
     Facilities and equipment, net ..........................................          918         1,120
                                                                                 ---------     ---------
OTHER ASSETS, NET ...........................................................          240           312
                                                                                 ---------     ---------
         TOTAL ASSETS .......................................................    $  20,765     $  32,441
                                                                                 =========     =========




                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable ............................................................    $     819     $     756
Accrued liabilities .........................................................          929         1,192
Deferred revenue ............................................................           --           250
Current portion of convertible subordinated debentures ......................        1,195            --
Capital leases ..............................................................           --             4
                                                                                 ---------     ---------
         Total current liabilities ..........................................        2,943         2,202
                                                                                 ---------     ---------
LONG-TERM LIABILITIES:

Convertible subordinated debentures, net of current portion .................           --         1,195
                                                                                 ---------     ---------

         TOTAL LIABILITIES ..................................................        2,943         3,397
                                                                                 ---------     ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

Preferred stock, $.02 par value, 3,000,000 shares authorized:

    Convertible exchangeable preferred stock, Series 1, 208,240 shares issued
       and outstanding (entitled in liquidation to $5,248) ..................            4             4

    Common stock, $.02 par value, 60,000,000 shares authorized, 21,073,235 and 21,006,964 shares issued and outstanding, at

      December 31, 1999 and 1998, respectively ..............................          421           420
Additional paid-in capital ..................................................      164,151       163,189
Accumulated deficit .........................................................     (147,096)     (134,637)
Accumulated other comprehensive income - unrealized gain on investment
         securities .........................................................          342            68
                                                                                 ---------     ---------
         Total shareholders' equity .........................................       17,822        29,044
                                                                                 ---------     ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................    $  20,765     $  32,441
                                                                                 =========     =========



              See accompanying notes to the financial statements.

                                NEORX CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               YEARS ENDED DECEMBER 31,
                                           1999          1998         1997
                                          --------     --------     --------
REVENUES .............................    $    591     $  9,087     $ 10,352
                                          --------     --------     --------
OPERATING EXPENSES:

Research and development .............      11,462       10,325       10,961
General and administrative ...........       3,892        4,394        3,686
Restructuring expense ................          --          659           --
                                          --------     --------     --------
          Total operating expenses ...      15,354       15,378       14,647
                                          --------     --------     --------
Loss from operations .................     (14,763)      (6,291)      (4,295)
OTHER INCOME (EXPENSE):

   Other income ......................       1,900           --           --
   Interest income ...................       1,029        1,972        1,881
   Interest expense ..................        (117)        (130)        (136)
                                          --------     --------     --------
Net loss .............................    $(11,951)    $ (4,449)    $ (2,550)
Preferred stock dividends ............        (508)        (526)      (3,069)
                                          --------     --------     --------
Net loss applicable to common shares .    $(12,459)    $ (4,975)    $ (5,619)
                                          ========     ========     ========
Net loss per common share -
       basic and diluted .............    $   (.59)    $   (.24)    $   (.31)
                                          ========     ========     ========
Weighted average common shares
       outstanding - basic and diluted      21,009       20,907       18,065
                                          ========     ========     ========



               See accompanying notes to the financial statements.

                                NEORX CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                         PREFERRED STOCK         COMMON STOCK
                                         ---------------         ------------                             Accumulated       Total
                                       Number               Number            Additional                    Other           Share-
                                        of          Par      of        Par      Paid-In    Accumulated   Comprehensive     holders'
                                       Shares      Value   Shares     Value     Capital       Deficit      Income           EQUITY
                                       ------      -----   ------     -----     -------       -------      ------           ------
BALANCE, DECEMBER 31, 1996 ..........    215         4     16,451      329      140,789      (124,043)           --        17,079

Sale of common stock ................     --        --        699       14        2,633            --            --         2,647
Sale of preferred stock .............    121         2         --       --       16,396            --            --        16,398

Exercise of stock options ...........     --        --        114        2          376            --            --           378
Issuance of common stock in
  Payment of expenses ...............     --        --         22        1          100            --            --           101

Exchange of preferred stock for
  Common stock ......................   (122)       (2)     3,366       67          (65)           --            --            --
Net and total comprehensive loss.....     --        --         --       --           --        (2,550)           --        (2,550)
Preferred stock dividends ...........     --        --         55        1        2,383        (3,069)           --          (685)
                                         ---        --     ------      ---      -------       -------            --        ------
BALANCE, DECEMBER 31, 1997 ..........    214         4     20,707      414      162,612      (129,662)           --        33,368

Exercise of stock options and
  Warrants ..........................     --        --        141        3          479            --            --           482
Exchange of preferred stock for
  Common stock ......................     (6)       --        138        3           (3)           --            --            --
Comprehensive loss:
  Net loss ..........................     --        --         --       --           --        (4,449)           --        (4,449)
  Unrealized gain on
      Investment securities .........     --        --         --       --           --            --            68            68
Total comprehensive loss ............     --        --         --       --           --            --            --        (4,381)
Preferred stock dividends ...........     --        --         21       --          101          (526)           --          (425)
                                         ---        --     ------      ---      -------       -------            --        ------
BALANCE, DECEMBER 31, 1998 ..........    208         4     21,007      420      163,189      (134,637)           68        29,044


Exercise of stock options ...........     --        --         66        1          105            --            --           106
Stock warrants issued for
   services .........................     --        --         --       --          450            --            --           450
Compensation expense on stock
   options...........................     --        --         --       --          407            --            --           407
Comprehensive loss:
  Net loss ..........................     --        --         --       --           --       (11,951)           --       (11,951)
  Unrealized gain on
     Investment securities ..........     --        --         --       --           --            --           274           274
Total comprehensive loss ............     --        --         --       --           --            --            --       (11,677)
Preferred stock dividends ...........     --        --         --       --           --          (508)           --          (508)
                                         ---        --     ------      ---      -------       -------            --        ------
BALANCE, DECEMBER 31, 1999 ..........    208   $     4     21,073  $   421    $ 164,151     $(147,096)    $     342     $  17,822
                                         ---        --     ------      ---      -------       -------           ---        ------



               See accompanying notes to the financial statements.

                                NEORX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                YEARS ENDED DECEMBER 31,
                                                          1999             1998             1997
                                                        ---------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................  $ (11,951)         $ (4,449)        $ (2,550)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

  Depreciation and amortization......................        356               427              348
  Stock and warrants received as license fees .......         --              (690)              --
  Common stock issued for services...................         --                --              101
   Stock warrants issued for services................        450                --               --
  Compensation expense on stock options..............        407                --               --
  (Increase) decrease in prepaid expenses and other

    assets...........................................        363               762             (375)
  Increase (decrease) in accounts payable ...........         63               (44)            (435)
  Increase (decrease) in accrued liabilities.........       (263)              281              (38)
   Increase (decrease) in deferred revenue...........       (250)              250               --
                                                        ---------       ----------       ----------
  Net cash used in operating activities..............    (10,825)           (3,463)          (2,949)
                                                        ---------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities

    of  investment securities........................     27,662            70,820           59,987
  Purchases of investment securities.................    (14,435)          (66,544)         (76,425)
  Facilities and equipment purchases.................       (154)             (866)            (343)
                                                        ---------       ----------       ----------
  Net cash provided by (used in) investing activities     13,073             3,410          (16,781)
                                                        ---------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of capital lease obligation..............         (4)              (43)             (44)
  Proceeds from stock options and warrants exercised.        106               482              378
  Preferred stock dividends..........................       (508)             (425)            (645)
  Proceeds from sale of common stock and warrants....         --                --            2,647
  Proceeds from sale of preferred stock..............         --                --           16,398
                                                        ---------       ----------       ----------
  Net cash provided by (used in) financing activities       (406)               14           18,734
                                                        ---------       ----------       ----------
NET INCREASE (DECREASE) IN CASH

 AND CASH EQUIVALENTS................................      1,842               (39)            (996)
CASH AND CASH EQUIVALENTS:

  Beginning of year..................................      1,910             1,949            2,945
                                                        ---------       ----------       ----------
  End of year........................................  $   3,752          $  1,910         $  1,949
                                                       =========          ========         ========




             See the accompanying notes to the financial statements.

NOTE 1.  THE COMPANY

         NeoRx Corporation (the "Company") develops biopharmaceutical products primarily for the treatment of cancer. The Company operates in a highly regulated and competitive environment. The development and manufacturing of pharmaceutical products requires approval from, and is subject to, ongoing oversight by the Food and Drug Administration (FDA) in the United States and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take several years and involves the expenditure of substantial resources. Competition in researching, developing and marketing pharmaceutical products is intense. Any of the technologies covering the Company's existing products or products under development could become obsolete or diminished in value by the discoveries and developments of other organizations.

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

     RESEARCH AND DEVELOPMENT REVENUES AND EXPENSES. Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. License fees earned are recognized as revenue unless subject to a contingency, which results in a deferral of revenue until the contingency is satisfied. Research and development costs are expensed as incurred. It is the Company's practice to offset third party collaborative reimbursements received as a reduction of research and development expenses. Third party reimbursements for 1999, 1998 and 1997 were $276,127, $2,186,616 and $3,448,286, respectively.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company has financial instruments consisting of cash, cash equivalents, investment securities, note from officer, accounts payable and convertible subordinated debentures. All of the Company's financial instruments, based on current market indicators or quotes from brokers, approximate their carrying amount.

     INVESTMENT SECURITIES. The Company considers all investment securities as available-for-sale. All securites are carried at fair value. The Company does not invest in derivative financial instruments. Unrealized gains and losses on investment securities are reported as a component of comprehensive income and classified as accumulated other comprehensive income - unrealized gain on investment securities in shareholders' equity.

         SEGMENT REPORTING. The Company has one operating business segment. Revenues consist almost entirely of fees received under license agreements. Expenses incurred are reported according to their nature. No further segment segregation is considered meaningful.

         COMPREHENSIVE LOSS. The Company's comprehensive loss for 1999 and 1998 consisted of net loss and unrealized gain on investment securities. Comprehensive loss for 1997 consisted of net loss.

     FACILITIES AND EQUIPMENT. Facilities and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of five years for equipment and furniture and three years for computer equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the terms of the leases.

    NET LOSS PER COMMON SHARE. Basic and diluted loss per share is based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. Calculations of basic and diluted loss per share for 1999, 1998 and 1997 were the same, because including the effect of potential common shares would have been antidilutive. Outstanding options to purchase 3,629,133, 3,334,916 and 3,148,474 shares of common stock at December 31, 1999, 1998 and 1997, respectively, and outstanding warrants to purchase 150,000 and 408,727 shares of common stock at December 31, 1999 and 1997, respectively, were excluded from the calculation. In addition, 283,712, 283,712 and 423,553 aggregate shares issuable upon conversion of the Company's convertible subordinated debentures and its preferred stock are not included in the calculation of diluted loss per share for 1999, 1998 and 1997 because the effect of including such shares would have been antidilutive.

    STOCK ISSUED TO EMPLOYEES. The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants made in 1995 and subsequent years.

         NEW ACCOUNTING PRONOUNCEMENTS. In December 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which must be applied in the Company's first fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact on its financial statements.

NOTE 3.  INVESTMENT SECURITIES

     Investment securities consisted of the following (in thousands):




                                                     DECEMBER 31,
                                                  1999       1998

Federal government and agency securities ...    $ 7,985    $ 4,016
Corporate debt securities ..................      6,227     23,492
Corporate equity securities ................      1,077        734
                                                -------    -------
                                                $15,289    $28,242
                                                =======    =======



Unrealized gains and losses at December 31, 1999 are as follows (in thousands):


                                           AMORTIZED  FAIR MARKET UNREALIZED  UNREALIZED
                                           COST BASIS    VALUE       GAINS      LOSSES
                                           ----------  ---------- ----------   ---------
Federal government and agency securities    $ 8,012    $ 7,985    $    --     $   (27)

Corporate debt securities ..............      6,244      6,227         --         (17)
Corporate equity securities ............        691      1,077        386          --
                                            -------    -------    -------     -------
                                            $14,947    $15,289    $   386     $   (44)
                                            =======    =======    =======     =======
Net Unrealized Gains ...................                          $   342
                                                                  =======

Unrealized gains and losses at December 31, 1998 are as follows (in thousands):


                                          AMORTIZED  FAIR MARKET UNREALIZED  UNREALIZED
                                          COST BASIS    VALUE       GAINS       LOSSES
                                          ---------- ----------- ----------  ----------
Federal government and agency securities    $ 4,022    $ 4,016    $    --    $     6
Corporate debt securities ..............     23,461     23,492         33          2
Corporate equity securities ............        691        734         43         --
                                            -------    -------    -------    -------
                                            $28,174    $28,242    $    76    $     8
                                            =======    =======    =======    =======
Net Unrealized Gains ...................                          $    68
                                                                  =======



     All debt securities mature within one year of the date of issuance.

NOTE 4.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):


                                        DECEMBER 31,
                                  1999              1998
                                 ------            ------
Compensation                     $  529            $  601
Severance ..                        312               504
Other ......                         88                87
                                 ------            ------
                                 $  929            $1,192
                                 ======            ======


NOTE 5.  LEASES

     The lease for the Company's principal location expires in 2001 and contains one five-year renewal option. Total rent expense under operating leases was approximately $591,000, $555,000, and $536,000 for 1999, 1998 and 1997,
respectively.

     Minimum lease payments as of December 31, 1999, are as follows (in thousands):


                                   OPERATING
YEAR                                 LEASES
----                               ---------
2000                                 $446
2001                                  210
2002                                   24
2003                                   24
2004                                   29
                                     ----
Total minimum lease payments         $733
                                     ====


NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

         The Company has $1,195,000 in principal of convertible subordinated debentures (the "Debentures") outstanding, that will be retired in June 2000. The Debentures are convertible at the option of the holder into the Company's Common Stock at a conversion price of $25.80 per share (par), subject to adjustment under certain conditions. Interest at 93/4% is payable semi-annually on June 1 and December 1. The Debentures are redeemable, in whole or in part, at any time, at the option of the Company at par, together with accrued interest. The Debentures are subordinated in right of payment to any outstanding senior indebtedness of the Company, as defined in the indenture.

NOTE 7.  SHAREHOLDERS' EQUITY

         COMMON STOCK TRANSACTIONS. During 1998, the Company issued 138,422 shares of common stock in exchange for 5,167 shares of Series 2 Convertible Preferred Stock ("Series 2 Preferred Stock") and 1,000 shares of Series 3 Convertible Preferred Stock ("Series 3 Preferred Stock"). Dividends of $101,240 were also paid on the Series 2 Preferred Stock by issuing 21,038 shares of common stock. As of December 31, 1998, no Series 2 Preferred Stock or Series 3 Preferred Stock remained outstanding.

         During 1997, the Company issued 720,862 shares of common stock and received net proceeds and services valued at $2,748,542. Also during 1997, the Company issued 3,366,000 shares of common stock in exchange for 1,500 shares of Series 2 Convertible Preferred Stock ("Series 2 Preferred Stock"), 119,000 shares of Series 3 Convertible Preferred Stock ("Series 3 Preferred Stock") and 1,000 shares of Series 4 Convertible Preferred Stock ("Series 4 Preferred Stock"). Dividends of $266,448 were also paid on the Series 2 Preferred Shares by issuing 54,769 shares of common stock.

         PREFERRED STOCK TRANSACTIONS. Holders of Series 1 Convertible Preferred Stock ("Series 1 Preferred Stock") are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors (the "Board"), payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of common stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances.

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

         The 1994 Plan, as amended, authorizes the Board or an Option Committee appointed by the Board to grant options to purchase a maximum of 4,000,000 shares of common stock. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant. In general, two-thirds of the option grants become exercisable in increments at a rate of 25% per year over a four-year period from the grant date, and the remaining one-third becomes exercisable over a period of one to six years from the grant date at the discretion of the Option Committee. As of December 31, 1999, there were 548,340 shares of common stock available for grant under the 1994 Plan.

         On December 14, 1998, the Company canceled and reissued 1,904,927 employee stock options at a price of $1.60 per share, which was greater than the fair market value of $1.25 per share of the common stock on the reissue date. Except for the exercise price, the options had terms identical to the cancelled options. Employees agreed to a one-year moratorium on exercise of these options to qualify for the exchange. During this "black-out period" any employee resigning from the Company was not able to exercise these options. The exercise price of the cancelled options ranged from $2.94 - $12.25.

         In December 1999, the Company extended the term of 211,000 vested stock options for certain employees. At the time of the extension of the term, the fair value of the Company's common stock was greater than the exercise price of the stock options. The Company recorded $407,000 in compensation expense for the difference between the fair value of the Company's common stock on the date the exercise period was extended and the exercise price of the stock options.

         The Directors Plan authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 1999, there were 20,000 shares of Common Stock available for grant under the Directors Plan.

Information relating to activity under the Company's stock option plans is as follows (in thousands, except per share data):



                                                    1999                       1998                       1997
                                                    -----                      -----                      ----
                                                           WEIGHTED                   WEIGHTED                   WEIGHTED
                                              NUMBER       AVERAGE        NUMBER      AVERAGE         NUMBER     AVERAGE
                                           OF SHARES    EXERCISE PRICE  OF SHARES  EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                                           ---------    --------------  ---------  --------------   ---------   ---------------
Outstanding at beginning of year ...         3,335        $2.81        3,148             $5.14          2,809        $5.11
Granted ............................           598         1.49        2,589              1.97            600         5.09
Exercised ..........................           (66)        1.60         (127)             3.25           (114)        3.32
Cancelled ..........................          (238)        3.70       (2,275)             5.06           (147)        5.87
                                             -----                     -----                            -----
Outstanding at end of year .........         3,629        $2.56        3,335             $2.81          3,148        $5.14
                                             =====        =====        =====             =====          =====        =====
Exercisable at end of year .........         2,118        $3.22          887             $5.31          1,679        $5.54
                                             =====        =====        =====             =====          =====        =====


     Information relating to stock options outstanding and exercisable at December 31, 1999 is as follows (in thousands, except per share data):



                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -------------------------------------------   -----------------------
                                                 WEIGHTED
                                                  AVERAGE         WEIGHTED                      WEIGHTED
                                     NUMBER      REMAINING        AVERAGE         NUMBER        AVERAGE
RANGE OF EXERCISE PRICES           OF SHARES   LIFE IN YEARS    EXERCISE PRICE   OF SHARES    EXERCISE PRICE
------------------------           ---------   -------------    --------------   ---------    --------------
 $1.25  -  $1.50 .............         762         8.36             $1.38           145           $1.39
           $1.60 .............       1,677         5.93              1.60         1,037            1.60
 $1.63 -   $6.00 .............         951         5.81              3.45           742            4.05
 $6.25 -   $21.75.............         239         5.53              9.57           194           10.05
                                     -----                                        -----
                                     3,629         6.38             $2.56         2,118           $3.22
                                     =====         ====             =====         =====           =====


     The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option-pricing model. During 1999, the weighted average grant-date fair value of stock options granted was $1.16 per share using assumptions of expected volatility of 112%, expected option lives of four years and a risk-free rate of interest of 6.6%. During 1998, the weighted average grant-date fair value of stock options granted with an exercise price equal to the fair market value of the common stock was $2.01 per share using assumptions of expected volatility of 105%, expected option lives of four to six years and a risk-free rate of interest of 4.7%. The weighted average grant-date fair value of repriced stock options in 1998 was $.89 per share using assumptions of expected volatility of 105%, expected option lives of four to five years and a risk-free rate of interest of 4.7%. The weighted average grant-date fair value of stock options granted during 1997 was $3.73 per share using the assumptions of expected volatility of 66%, expected option lives of five to ten years and risk-free rates of interest of 5.7 - 6.8%. The Company assumed a dividend yield of zero for all years.

    Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net Loss", "Net Loss Applicable to Common Shares" and "Net Loss Per Common Share" would have increased to the following pro forma amounts for 1999, 1998 and 1997 (in thousands, except per share data):


                                                                           1999         1998           1997
                                                                           ----         ----           ----
NET LOSS.........................     AS REPORTED................     $(11,951)     $(4,449)       $(2,550)
                                      PRO FORMA..................      (13,967)      (5,819)        (3,777)
NET LOSS APPLICABLE TO                AS REPORTED................     $(12,459)     $(4,975)       $(5,619)
    COMMON SHARES ...............     PRO FORMA..................      (14,475)      (6,345)        (6,846)
NET LOSS PER COMMON SHARE,            AS REPORTED................       $ (.59)      $ (.24)        $ (.31)
    BASIC AND DILUTED............     PRO FORMA..................         (.69)        (.30)          (.39)


     Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     RESTRICTED STOCK. The Company also has a Restricted Stock Plan (the "Restricted Stock Plan") under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, adopted in 1991, 250,000 shares are authorized for grant, of which 194,000 remain available for grant at December 31, 1999. No restricted shares were granted in 1999, 1998 and 1997.

     WARRANTS. In connection with an agreement with a company in 1999 for investor relations services, the Company issued one five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $1.6875. The Company recorded an expense in the amount of $450,000 for the fair value of the warrant on the date the services were completed. The grant-date fair value of the warrant was $1.22 per share using assumptions of expected volatility of 112%, expected warrant life of five years and a risk-free rate of interest of 6.6%. The warrant expires in 2004.

       In connection with financing transactions in 1995, the Company issued 1,634,907 three-year warrants to purchase 408,727 shares of Common Stock, exercisable at a price of $5.31 per share. During 1998, 52,812 warrants were exercised for 13,203 shares of Common Stock, the Company received net proceeds of $70,141. The remaining warrants expired in 1998.

NOTE 8.  REVENUES

         The Company entered into an agreement in August 1997 with Janssen Pharmaceutica NV ("Janssen"), a wholly owned subsidiary of Johnson & Johnson Inc., for the worldwide development, manufacture and distribution of NeoRx's AVICIDIN-Registered Trademark- cancer therapy product. The Company received a $5,000,000 license fee in 1997, which was recorded as revenue in 1997, and rights to potential future milestone payments and royalties on product sales. In January 1998, the Company received a $7,000,000 milestone payment from Janssen, reflecting Janssen's decision to begin Phase II trials of AVICIDIN-Registered Trademark- cancer therapy as part of the agreement entered into with Janssen in 1997. This agreement was terminated by Janssen on December 29, 1998.

         Also in 1997, the Company received a $4,000,000 license fee from Schwarz Pharma AG ("Schwarz Pharma") for marketing rights to NeoRx's BIOSTENT-Registered Trademark- product in North America and Europe and $4,000,000 for 699,000 unregistered shares of NeoRx common stock representing a 50% premium over the fair value of the stock. The $4,000,000 license fee and the excess amount received over the fair market value of the common stock ($1,333,334) were recorded as revenue. In November 1998, Schwarz Pharma informed NeoRx that it was ceasing the development of the product and intending to terminate the agreement. The Company received $1,900,000 in 1999 from final payments under this agreement, which was recorded as other income.

NOTE 9. CASH FLOWS

     Interest paid by the Company was $117,000, $130,000, and $136,000 for 1999, 1998 and 1997, respectively.

NOTE 10. FEDERAL INCOME TAXES

     Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):


                                                                                      DECEMBER 31,
                                                                                 -------------------------
                                                                                   1999              1998
                                                                                 -------           -------
Net operating loss carryforwards ..................................              $23,318           $21,744
Research and experimentation credit carryforwards..................                5,814             4,985
Capitalized research and development...............................                1,725               332
Depreciation and amortization......................................                  503               558
Other .............................................................                  727               468
                                                                                 -------           -------
     Deferred tax assets ..........................................               32,087            28,087
Deferred tax asset valuation allowance ............................              (32,087)          (28,087)
                                                                                 -------           -------
     Net deferred taxes ...........................................              $     -           $     -
                                                                                 =======           =======



     The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $4,000,000, $5,617,000 and $1,570,000 in 1999, 1998 and 1997, respectively.

     The Company has net operating loss carryforwards of approximately $68,600,000 which expire from 2000 through 2019. Research and experimentation credits expire from 2000 to 2019. As a result of changes in ownership, the utilization of the Company's net operating loss carryforwards may be limited.

NOTE 11. RELATED PARTY TRANSACTIONS

     The Company's Chairman of the Board of Directors, Dr. Fred Craves, has a consulting agreement with the Company that provides that he shall be retained as a general advisor and consultant to the Company's management on all matters pertaining to the Company's business. In exchange for such services, he is compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses.

     Dr. Fred Craves is the chairman of Bay City Capital, Ltd., ("BCC") a merchant bank focused on the life sciences industry. Mr. Jack Bowman, a NeoRx director, is on the business advisory board of BCC. In January 1999, NeoRx Corporation and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $50,000 in cash. The agreement also includes a percentage of consideration, depending on the ultimate amount of consideration raised.

     The Company has a demand note receivable from an officer with a balance of $82,338 and $91,981 at December 31, 1999 and 1998, respectively.

NOTE 12. RESTRUCTURING EXPENSE

     In December 1998, the Company restructured its operations and reduced its workforce in all departments by 20 employees. The Company incurred a severance charge of $659,000 as a result of the restructuring. The accrued severance payable at December 31, 1998 was $504,000, which was paid in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (b) EXECUTIVE OFFICERS. Information with respect to the Company's executive officers is set forth below.


                     NAME                         AGE                   POSITION WITH THE COMPANY
    Paul G. Abrams, M.D., J.D.                    52        Chief Executive Officer and Director
    Richard L. Anderson                           60        President and Chief Operating Officer
    Karen Auditore-Hargreaves, Ph.D.              47        Vice President, Research and Development
    Becky J. Bottino                              51        Vice President, Operations
    Robert F. Caspari, M.D.                       53        Vice President, Medical and Regulatory Affairs


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

     KAREN AUDITORE-HARGREAVES joined the Company in May 1999 from CellPro, Inc. where she was Vice President of Research, and responsible for the development of products for the selection, activation and expansion of human hematopoietic cells. Prior to joining CellPro, Dr. Hargreaves held research management positions with Oculon Corporation, PATH and Genetic Systems Corporation. Dr. Hargreaves holds a Ph.D. in Genetics from the University of California, Davis and received her post doctoral training at the Massachusetts Institute of Technology Center for Cancer Research. Her twenty years experience in the biotechnology industry includes drug and device development as well as in vitro diagnostics.

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

     ROBERT F. CASPARI joined the Company in May 1999 from Baxter International, Inc., where he was Vice President for Medical and Clinical Affairs at Baxter's Hemoglobin Therapeutics Division. Prior to joining Baxter International, Inc., Dr. Caspari was Senior Vice President Medical & Regulatory Affairs at Somatogen. Dr. Caspari entered the pharmaceutical industry in 1982 after practicing internal medicine and has held positions in marketing, business development and clinical research at several companies, including Lederle Laboratories, Schering Plough and Boehringer Mannheim. Dr. Caspari received a BA in psychology from UCLA and obtained his medical degree from Georgetown. He has more than eighteen years experience in drug development.

      (c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

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

                              NEORX CORPORATION
                              (Registrant)

                                           /s/ RICHARD L. ANDERSON
                              ------------------------------------------------
                                             Richard L. Anderson
                              President and Chief Operating Officer, Secretary
                                  (Principal Financial and Accounting Officer)
                                            Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          /s/ PAUL G. ABRAMS                 Chief Executive Officer and     March 29, 2000
-----------------------------------------
               Paul G. Abrams                Director (Principal Executive
                                             Officer)

          /s/ RICHARD L. ANDERSON            President, Chief Operating      March 29, 2000
-----------------------------------------
               Richard L. Anderson           Officer, Secretary

          /s/ FRED B. CRAVES                 Chairman of the Board of        March 29, 2000
-----------------------------------------
               Fred B. Craves                Directors

          /s/ JACK L. BOWMAN                 Director                        March 29, 2000
-----------------------------------------
               Jack L. Bowman

          /s/ E. ROLLAND DICKSON             Director                        March 29, 2000
-----------------------------------------
               E. Rolland Dickson

          /s/ CARL S. GOLDFISCHER            Director                        March 29, 2000
-----------------------------------------
               Carl S. Goldfischer

          /s/ ALAN A.STEIGROD                Director                        March 29, 2000
-----------------------------------------
               Alan A. Steigrod


                                  EXHIBIT INDEX


                                                                                            INCORPORATION
           EXHIBIT                               DESCRIPTION                               BY REFERENCE TO
           -------                               -----------                               ---------------
              3.1(a)  Restated Articles of Incorporation, dated April 29, 1996                   *
              3.1(b)  Articles of Amendment, dated March 31, 1997, to Restated Articles
                      of Incorporation                                                          **
              3.1(c)  Articles of Amendment, dated August 8, 1997, to Restated Articles
                      of Incorporation                                                         XXXXX
              3.2     Bylaws, as amended, of the registrant                                    XXXXX
              4.1     Form of Indenture, dated as of June 1, 1989, between NeoRx
                      Corporation and First Interstate Bank of Washington, N.A., as
                      Trustee                                                                   ***
              4.2     Specimen Warrant Certificate                                              +++
              4.3     Form of Purchase  Agreements  dated as of April 18,  1995  between
                      NeoRx
                      Corporation and the Purchasers                                            +++
              4.4     Form of Purchase Agreements dated as of January 30, 1996 between
                      NeoRx Corporation and the Purchasers                                     ++++
              4.5     Rights Agreement, dated April 10, 1996, between NeoRx Corporation
                      and First Interstate Bank of Washington, N.A.                            ++++++
             10.1     Restated 1994 Stock Option Plan (++)                                       +
             10.2     Lease Agreement for 410 West Harrison facility, dated February 15,
                      1996, between NeoRx Corporation and Diamond Parking, Inc                   #
             10.3     1991 Stock Option Plan for Non-Employee Directors, as amended (++)         ++
             10.4     1991 Restricted Stock Option Plan (++)                                   ******
             10.5     Stock and Warrant  Purchase  Agreement,  dated as of September 11,
                      1992, between NeoRx Corporation and Boehringer Ingelheim International
                      GmbH                                                                      ****
             10.6     Amendment to Stock and Warrant Purchase Agreement, dated as of
                      September 17, 1992, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               +
             10.7     Second  Amendment to Stock and Warrant Purchase  Agreement,  dated as of September 29, 1993, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               +
             10.8     Development and License Agreement, dated as of September 11, 1992, between NeoRx Corporation and Boehringer Ingelheim International
                      GmbH                                                                     ****
             10.9     First  Amendment  to  Development  and  License  Agreement,  dated
                      September 22, 1994, between NeoRx Corporation and Boehringer
                      Ingelheim International GmbH                                               ++
            10.10     Second  Amendment  to  Development  and License  Agreement,  dated
                      October 31, 1994, between NeoRx Corporation and Boehringer Ingelheim
                      International GmbH                                                         ++
            10.11     Technology  License  Agreement,  dated as of  September  11, 1992,
                      between NeoRx Corporation and Boehringer Ingelheim International GmbH     ****
            10.12     License Agreement, dated as of September 18, 1992, between NeoRx
                      Corporation and Sterling Winthrop Inc                                     ****
            10.13     Agreement, dated as of December 15, 1995                                  +++++
            10.14     License Option Agreement, dated June 1, 1991, between NeoRx
                      Corporation and the UAB Research Foundation                                 +
            10.15     Research  Agreement  (With Option to License),  dated  February 8,
                      1993, between NeoRx Corporation and Southern Research Institute             +
            10.16     Consulting Agreement, effective March 15, 1993, between NeoRx
                      Corporation and Oxford Molecular Inc                                        +
            10.17     Agreement,  dated as of August 1, 1993,  between NeoRx Corporation
                      and Avalon Medical Partners                                                 +
            10.18     Registration Rights Agreement, dated September 1993, between NeoRx
                      Corporation and Avalon Medical Partners                                     +
            10.19     Consulting Agreement, dated as of July 7, 1993, between NeoRx
                      Corporation and Dr. Fred Craves (++)                                        +
                      Amendment to consulting agreement, dated May 9,1995 between NeoRx
            10.20     Corporation and Dr. Fred Craves (++)                                     +++++
            10.21     Engagement letter, dated as of June 22, 1993, between NeoRx
                      Corporation and the Placement Agents                                     *****



                                                                                            INCORPORATION
           EXHIBIT                               DESCRIPTION                               BY REFERENCE TO
           -------                               -----------                               ---------------

            10.22     Purchase Agreements, dated May 19, 1993, between NeoRx Corporation
                      and the Purchasers or representatives thereof                            *****
            10.23     Stock  Purchase  Agreement, dated as of October 5, 1994, between
                      NeoRx Corporation and The DuPont Merck Pharmaceutical Company              ++
            10.24     License Agreement, dated as of October 5, 1994, between NeoRx
                      Corporation and The DuPont Merck Pharmaceutical Company                    ++
            10.25     Supply  Agreement, dated  November 10, 1994, between Cordis
                      Corporation and NeoRx Corporation                                          ++
            10.26     License Agreement, effective as of October 12, 1994, between Indiana
                      University Foundation and NeoRx Corporation, as amended                    ++
            10.27     Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University, as
                      amended                                                                    ++
            10.28     Amendment No. 3, dated November 15, 1995, to Contract between
                      NeoRx Corporation and the Board of Trustees of the Leland Stanford
                      Junior University                                                        +++++
            10.29     Form of Registration Rights Agreement, dated January 30, 1996, by and among NeoRx Corporation and Grace Brothers, Ltd., Genesee Fund,
                      Ltd. and SBSF Biotechnology Partners                                      ++++
            10.30     Indemnification Agreement (++)                                              #
            10.31     Change of Control Agreement (++)                                           ##
            10.32     Form of Key Executive Severance Agreement (++)                             ##
            10.33     Development, Distribution and Supply Agreement between NeoRx
                      Corporation and Schwarz Pharma AG, dated March 31, 1997                     X
            10.34     Stock Purchase Agreement, dated May 24, 1997, between Schwarz
                      Pharma AG and NeoRx Corporation                                            XXX
            10.35     Preferred Stock Purchase Agreement, dated August 8, 1997, between
                      Johnson & Johnson Development Corporation and NeoRx Corporation           XXXX
            10.36     Agreement, entered into as of July 1, 1997, between Janssen
                      Pharmaceutica, N.V. and NeoRx Corporation                                 XXXX
            10.37     Officer Change in Control Agreement                                        ++
            10.38     Key Executive Severance Agreement                                          ++
            10.39     License Agreement Between NeoRx and The Dow Chemical Company             (DELTA)
            16.1      Letter Regarding Change in Certifying Accountants                          XX
            23.1      Consent of KPMG LLP                                                       XXXXX
            27.1      Financial Data Schedules                                                  XXXXX


--------------


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



          ++++++      Filed as an exhibit to the Company's Registration Statement on Form 8-A, dated
                      April 15, 1996 and incorporated herein by reference.
          +           Filed as an exhibit to the Company's Registration Statement on Form S-8, filed
                      July 31, 1997 and incorporated herein by reference.
          #           Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended
                      March 31, 1996 and incorporated herein by reference.
          ##          Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended
                      June 30, 1996 and incorporated herein by reference.
          X           Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended
                      March 31, 1997 and incorporated herein by reference.
          XX          Filed as an exhibit to the Company's Form 8-K dated April 11, 1997 and incorporated herein by reference.
          XXX         Filed as an exhibit to the Company's Form 8-K dated June 11, 1997 and incorporated herein by reference.
          XXXX        Filed as an exhibit to the Company's Form 8-K dated October 7, 1997 and incorporated herein by reference.
          XXXXX       Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December
                      31, 1999
          (DELTA)     Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended
                      September 30, 1999 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
          ++          Management contract or compensatory plan.

