Form 10-Q
period 2000-03-31
NEORX CORP
filed 2000-05-09
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2000 OR

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

As of April 21, 2000 there were outstanding 23,544,440 shares of the Company's Common Stock, $.02 par value.

                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I                      FINANCIAL INFORMATION                          PAGE
Item 1.   Financial Statements:

          Balance Sheets as of March 31, 2000
          and December 31, 1999                                               3

          Statements of Operations for the
          three months ended March 31,
          2000 and 1999                                                       4

          Statements of Cash Flows for the
          three months ended March 31,
          2000 and 1999                                                       5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and
          Financial Condition                                                 9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                  23

Item 5.   Other Information                                                  24

Item 6.   Exhibits                                                           24

          Signature                                                          25

                                NEORX CORPORATION

BALANCE SHEETS
(in thousands, except share data)

                                                                MARCH 31,   DECEMBER 31,
                                                                  2000         1999
                                                               -----------  ------------
                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $     954    $   3,752
  Investment securities                                            17,053       15,289
  Prepaid expenses and other current assets                         1,173          566
                                                                ---------    ---------
    Total current assets                                           19,180       19,607
                                                                ---------    ---------

FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements                                            3,283        3,283
  Equipment and furniture                                           5,050        5,040
                                                                ---------    ---------
                                                                    8,333        8,323
  Less: accumulated depreciation and amortization                  (7,490)      (7,405)
                                                                ---------    ---------
    Facilities and equipment, net                                     843          918
                                                                ---------    ---------

OTHER ASSETS, NET                                                     514          240
                                                                ---------    ---------
    Total assets                                                $  20,537    $  20,765
                                                                =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   1,348    $     819
  Accrued liabilities                                                 698          929
  Current portion of convertible subordinated debentures            1,185        1,195
                                                                ---------    ---------
      Total current liabilities                                     3,231        2,943
                                                                ---------    ---------

SHAREHOLDERS' EQUITY:
  Series preferred stock, $.02 par value,
    3,000,000 shares authorized:
      Convertible exchangeable preferred stock, Series 1,
        208,240 shares issued and outstanding (entitled in
        liquidation to $5,248)                                          4            4
  Common stock, $.02 par value, 60,000,000 shares authorized,
    21,811,808 and 21,006,964 shares issued and outstanding,
    at March 31, 2000 and December 31, 1999, respectively             436          421
  Additional paid-in capital                                      166,508      164,151
  Accumulated deficit                                            (149,589)    (147,096)
  Accumulated other comprehensive income (loss) - unrealized
    gain (loss) on investment securities                              (53)         342
                                                                ---------    ---------
  Total shareholders' equity                                       17,306       17,822
                                                                ---------    ---------
    Total liabilities and shareholders' equity                  $  20,537    $  20,765
                                                                =========    =========

               See accompanying notes to the financial statements.

                                NEORX CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
REVENUE                                                  $    149      $    413
                                                         --------      --------

OPERATING EXPENSES:
  Research and development                                  4,526         2,496
  General and administrative                                1,537           850
                                                         --------      --------
    Total operating expenses                                6,063         3,346
                                                         --------      --------
Loss from operations                                       (5,914)       (2,933)

OTHER INCOME (EXPENSE):
  Interest income                                             267           255
  Realized gain on sale of securities                       3,310            --
  Interest expense                                            (29)          (30)
                                                         --------      --------
Net loss                                                 $ (2,366)     $ (2,708)
                                                         ========      ========
Preferred stock dividends                                    (127)         (127)
                                                         --------      --------
Net loss applicable to common shares                     $ (2,493)     $ (2,835)
                                                         ========      ========
Net loss per common share - basic and diluted            $   (.12)     $   (.13)
                                                         ========      ========

Weighted average common shares outstanding -
  basic and diluted                                        21,363        21,007
                                                         ========      ========

               See accompanying notes to the financial statements.

                                NEORX CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (2,366)      $ (2,708)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
     Depreciation and amortization                            85             93
     Common stock issued for services                         81             --
     Stock warrants issued for services                      206             --
     Decrease (increase) in prepaid
      expenses and other assets                             (581)            83
     Increase (decrease) in accounts
      payable                                                529             (5)
     Decrease in accrued liabilities                        (358)          (251)
     Decrease in deferred revenue                             --           (250)
                                                        --------       --------
Net cash used in operating activities                     (2,404)        (3,038)
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment
  securities                                               3,465         13,304
Purchases of investment securities                        (5,624)       (11,372)
Facilities and equipment purchases                           (10)           (31)
                                                        --------       --------
Net cash provided by (used in) investing
  activities                                              (2,169)         1,901
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations                       --             (4)
Proceeds from stock options exercised                      1,775             --
                                                        --------       --------
Net cash provided by (used in)
  financing activities                                     1,775             (4)
                                                        --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2,798)        (1,141)

CASH AND CASH EQUIVALENTS:
Beginning of period                                        3,752          1,910
                                                        --------       --------
End of period                                           $    954       $    769
                                                        ========       ========

               See accompanying notes to the financial statements.

                                NEORX CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the quarters ended March 31, 2000 and 1999.

The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the expected operating results for the full year.

Note 2. Shareholders' Equity

Changes in shareholders' equity from December 31, 1999 to March 31, 2000 are as follows (in thousands):

        Balance, December 31, 1999                           $17,822
        Proceeds from stock options exercised                  1,775
        Common stock issued for services                          81
        Stock warrants issued for services                       506
        Conversion of subordinated debentures                     10
        Preferred stock dividends                               (127)
        Net loss                                              (2,366)
        Accumulated other comprehensive
          loss - unrealized loss on
          investment securities                                 (395)
                                                             -------
        Balance, March 31, 2000                              $17,306
                                                             =======

                                NEORX CORPORATION

Note 3.  Loss per share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three months ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                             Three months
                                                            ended March 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
Net loss                                               $ (2,366)       $ (2,708)
Less: preferred
 stock dividends                                           (127)           (127)
                                                       --------        --------
Net loss applicable
 to common shares                                      $ (2,493)       $ (2,835)
                                                       ========        ========

Weighted average common shares
 outstanding - basic and  diluted                        21,363          21,007
                                                       ========        ========

Net loss per common share -
 basic and diluted                                     $   (.12)       $   (.13)
                                                       ========        ========

The numerator and denominator of the basic and diluted loss per share calculations for the quarters ended March 31, 2000 and 1999 were the same, as including the effect of options to purchase additional shares of common stock would have been antidilutive. Excluded for the quarters ended March 31, 2000 and 1999 were 2,890,453 and 3,316,867 shares of common stock issuable under stock options, respectively.

In addition, 45,930 and 46,318 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures and 237,394 shares of common stock issuable upon conversion of its Series 1 Preferred Stock are not included in the calculation of diluted loss per share for the quarters ended March 31, 2000 and 1999, respectively, because the effect of including such shares would have been antidilutive. Outstanding warrants to purchase 305,000 shares of common stock at March 31, 2000 were also excluded from the calculation.

                                NEORX CORPORATION

Note 4. Comprehensive Loss

The Company's total comprehensive loss for the quarters ended March 31, 2000 and 1999 was $2,761,000 and $2,722,000, respectively. The comprehensive loss for the quarter ended March 31, 2000 consisted of net loss of $2,366,000 and unrealized loss on investment securities of $395,000. The comprehensive loss for the quarter ended March 31, 1999 consisted of net loss of $2,708,000 and unrealized loss on investment securities of $14,000.

Note 5. Subsequent Event

In April 2000, the Company sold 1,727,045 shares of common stock in a private placement and received net proceeds of $18,015,000. The Company intends to use the net proceeds from the private placement to advance its research and development programs including its proprietary Skeletal Targeting Radiation ("STR") and PRETARGET(R) candidates, as well as for other general corporate purposes. The shares of common stock sold in the offering were not registered under the Securities Act of 1933, and cannot be offered or sold absent registration or an applicable exemption from registration. The Company has filed a Registration Statement on Form S-3 to register the shares.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion on Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Many factors could affect the Company's actual results. In evaluating these statements, you should specifically consider various factors, including those factors described under "Additional factors that may affect results" below. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999.

Revenues for the quarter ended March 31, 2000 were $149,000 compared to $413,000 for the quarter ended March 31, 1999, and consisted primarily of licensing revenue from non-strategic patent technologies.

Total operating expenses for the quarter ended March 31, 2000 increased 81% to $6,063,000 from $3,346,000 in the quarter ended March 31, 1999. Research and development expenses for the quarter ended March 31, 2000 increased 81% to $4,526,000 from $2,496,000 for the same time period in 1999. The increase in research and development expenses for the quarter ended March 31, 2000 is primarily the result of start-up expenses for the design and construction of the manufacturing process for NeoRx's Skeletal Targeted Radiotherapy ("STR") project and clinical trial costs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

General and administrative expenses for the quarter ended March 31, 2000 increased 81% to $1,500,000 from $850,000 for the quarter ended March 31, 1999. General and administrative expenses for the quarter ended March 31, 2000 increased primarily due to increased non-cash expenses relating to warrants issued to unrelated parties as compensation for services, in addition to higher costs for personnel and investor relations.

Other income for the first quarter of 2000 includes $3.3 million of realized gains on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc.

Interest income for the quarter ended March 31, 2000 increased to $267,000 from $255,000 for the same time period in 1999. The increase is due to higher rates of return on the Company's investments.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and investment securities as of March 31, 2000 were $18,007,000 compared to $19,041,000 at December 31, 1999. The balance of cash and investment securities decreased primarily as a result of the 2000 year-to-date net loss.

The Company has a line of credit available from PPD, Inc., of up to $5 million to assist in funding its phase III trial of its STR product in development.

In April 2000, the Company sold 1,727,045 shares of common stock via a private placement and received net proceeds of $18,015,000.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements at least through the second quarter of 2001.

The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials and expenses associated with expanding marketing, competitive and technological developments. The Company will need to raise substantial additional funds to conduct research and development activities,

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and manufacturing capabilities. The Company intends to seek additional funding through arrangements with corporate collaborators, public or private equity financing, out-licensing certain technologies, or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS.

In December 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which must be applied in the Company's second fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. NeoRx Corporation does not expect the adoption of Interpretation No. 44 to have a material impact on its financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS.

In addition to the other information contained in this report, the following factors could affect our actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward looking statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

We Expect to Continue to Operate at a Loss, and We May Never Become Profitable

We have not been profitable since our inception on May 11, 1984, and we cannot be certain that we will ever achieve and sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. The process of developing our products will require significant research and development, preclinical testing and clinical trials, as well as regulatory approvals. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products and on our ability to successfully obtain required regulatory approvals and manufacture and market our products. We do not expect that any proposed product which is currently in research and development will be commercially available for at least several years, if ever.

We May Need to Raise Additional Capital Which May Not Be Available

Based on our current operating plan, we believe that our working capital will be sufficient to satisfy our capital requirements through at least the second quarter of 2001. This belief is based on certain assumptions which may prove to be incorrect. Substantial additional capital will be required for our operations. We intend to seek additional financing, which may take the form of public or private financings, including equity financings, which would be dilutive to existing shareholders, and through other arrangements, including relationships with corporate partners for the development of certain of our products. We may not be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs or products or to enter into relationships with corporate partners to develop or commercialize products or technologies that we would otherwise seek to develop or commercialize independently.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Our Potential Products Must Undergo Rigorous Clinical Testing and Regulatory Approvals, Which Could Substantially Delay or Prevent Us from Marketing Any Products

Before obtaining regulatory approvals for the commercial sale of any of our proposed products, the products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. Results of initial preclinical and clinical testing of products under development are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical and clinical testing. Furthermore, we cannot be certain that clinical trials of products under development will be completed or will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of such product.

The rate of completion of clinical trials depends on, among other factors, the enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Difficulty attaining planned patient enrollment in our current clinical trials or future clinical trials may result in increased costs, program delays or both.

We May Not Be Able to Obtain Government Approval in a Timely Manner to Market and Sell Our Potential Products or Approval May Be Withdrawn

The manufacture and marketing of our proposed products and our research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing, and marketing are subject to the rigorous testing and approval processes of the U.S. Food and Drug Administration, commonly referred to as the FDA, and equivalent foreign regulatory authorities. Clinical trials and regulatory approvals can take a

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

number of years to accomplish and require the expenditure of substantial resources. It may not be possible to start or successfully complete clinical trials within any specified time period. Delays in obtaining approvals can occur for a number of reasons, including our failure to obtain necessary supplies of finished products, monoclonal antibodies or other materials or to the failure attract a sufficient number of available patients to support the claims necessary for regulatory approvals.

The FDA approval process is typically lengthy and expensive, and approval is never certain. Because of the risks and uncertainties in biochemical development, our potential products could take a significantly longer time to gain regulatory approvals than we expect or may never gain FDA approval. If we do not receive these necessary approvals from the FDA, we will not be able to generate substantial revenues and will not become profitable. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. FDA approvals may not be obtained on a timely basis, if at all, and any approvals granted may cover less than all of the clinical indications for which we sought approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Delays in obtaining, or the imposition of limitations upon, FDA approvals would adversely affect or prevent the marketing of products developed by us and our ability to receive royalty or other product revenues. The manufacture and marketing of our products would, after approval, be subject to continuing FDA review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including potential withdrawal of the product from the market. In addition, U.S. federal and state agencies and congressional committees have expressed interest in further regulation of biotechnology. We are unable to estimate the extent and impact of regulation in the biotechnology field resulting from any future federal, state or local legislation or administrative action.

For clinical investigation and marketing outside the United States, we and our potential collaborative partners also are subject to foreign regulatory requirements. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely among countries and can involve additional testing. The time required to obtain approval may

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

differ from that required to obtain FDA approvals. The foreign regulatory approval processes include all of the risks associated with obtaining FDA approvals set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

If We Fail To Negotiate and Maintain Collaborative Arrangements with Third Parties, Our Manufacturing, Sales and Marketing Activities May Be Delayed or Reduced

We have no experience in commercial manufacturing, sales, marketing or distribution. In most cases, our strategy for commercialization of our potential products requires entering into various arrangements with corporate collaborators, licensors, licensees and others to manufacture, distribute and market such products; we will depend on the successful performance of third parties. Although we believe that parties to our existing and any future arrangements will have an economic incentive to perform their contractual responsibilities successfully, these activities will not be within our control. In February 2000, we engaged International Isotopes, Inc. to build a manufacturing facility for our Skeletal Targeted Radiation product, which we refer to as STR, for Phase III clinical trials. International Isotopes will be responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping, from its Denton, Texas radiopharmaceutical facility. International Isotopes' failure to perform its contractual responsibilities effectively could have an adverse effect on our business.

We cannot assure you that we will be successful in maintaining our existing relationships or that we will be able to negotiate additional collaborative arrangements in the future. The absence, suspension or termination of current or future relationships with collaborative partners could have a material adverse effect on the development of our products and could result in the loss of material revenues to us, either of which could have a material adverse effect on our business, financial condition and results of operations. In the biotechnology industry, termination of relationships, for any reason, has been known to cause material adverse impacts on a company's share price.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

We Are Dependent On Suppliers for the Timely Delivery of Materials and Services and We Have Experienced, and May Experience In the Future, Interruptions In Supply

We depend on the timely delivery from suppliers of certain materials and services. In connection with our research, preclinical studies and clinical trials, we periodically have experienced interruption in the supply of monoclonal antibodies. Interruptions in these and other supplies could occur in the future. We, together with our potential partners, will need to develop sources for commercial quantities of Holmium-166 and Yttrium-90, the radionuclides used in our proposed cancer therapeutic products, for the bone seeking agent used in our STR product, and for the antibody, streptavidin and clearing agent used in our PRETARGET(R) products. We or our potential partners may be unable to develop such sources.

Uncertainties Regarding Human Immune Response To Foreign Proteins May Limit The Effectiveness of Our Proposed Cancer Therapy Products

We plan to use monoclonal antibodies coupled to streptavidin (a protein of bacterial origin) in our PRETARGET(R) cancer therapy products. These molecules appear as foreign proteins to the human immune system, which develops its own antibody in response. We plan to use humanized antibodies, where needed, to minimize the "human anti-mouse antibody" (HAMA) response which otherwise might restrict the number of doses that can be safely or effectively administered, thus limiting the product's efficacy. The "human anti-streptavidin antibody"
(HASA) response may also limit the number of doses. We believe that modifying streptavidin may reduce HASA. Although we may utilize humanized antibodies and are modifying streptavidin, we cannot be certain that either would reduce the extent to which HASA and HAMA may limit the effectiveness of our cancer therapy products.

We Face Substantial Competition In The Development Of Cancer Therapies and May Not Be Able To Successfully Compete and Our Potential Products May Be Rendered Obsolete By Rapid Technological Change

The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat each of

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

the diseases for which we are seeking to develop products. Some competitors have adopted product development strategies targeting cancer cells with monoclonal antibodies. Many emerging companies, including but not limited to IDEC Pharmaceuticals, Cytogen Corp. and Coulter Pharmaceuticals, have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those which we are developing. In addition, a number of established pharmaceutical companies, including, but not limited to SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than us to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

We also expect to face increasing competition from universities and other non-profit research organizations. These instructions carry out a significant amount of research and development in the field of antibody-based technology. These institutions are becoming increasingly more aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

Our Success Is Dependent Upon Our Ability To Effectively Protect Our Patents And Proprietary Rights, Which We May Not Be Able To Do

The patent position of biotechnology firms is generally highly uncertain and involves complex legal and factual questions. Currently, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Products and processes important to us are subject to this uncertainty. Accordingly, we cannot be certain that our patent applications will result in additional patents being issued or that, if issued, patents will afford protection against competitors with similar technology. We

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

cannot be certain that any patents issued to us will not be infringed by or designed around by others or that others will not obtain patents that we would need to license or design around. Moreover, the technology applicable to our products is developing rapidly. Research institutes, universities and biotechnology companies, including our competitors, have filed applications for, or have been issued, numerous patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or relating to ours. The scope and validity of such patents, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses, are unknown. To the extent licenses are required, they may not be available on commercially reasonable terms, if at all. We also rely on unpatented proprietary technology. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our proprietary technology or disclose such technology. We may not be able to meaningfully protect our rights in such unpatented proprietary technology.

Product Liability Claims In Excess Of The Amount Of Our Insurance Would Adversely Affect Our Financial Condition

The testing, manufacturing, marketing and sale of the human healthcare products which we have under development entail an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials and commercial sales of our products under development, we cannot be certain that our present product liability insurance is adequate. A product liability claim in excess of our insurance coverage could have a material adverse effect on us and may prevent us from obtaining product liability insurance in the future on affordable terms. In addition, we cannot be certain that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost.

Our Use Of Radioactive and Other Hazardous Materials Exposes Us To The Risk Of Material Environmental Liabilities, and We May Incur Significant Additional Costs To Comply With Environmental Laws In The Future

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Our research and development and clinical manufacturing processes involve the controlled use of small amounts of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our research and development activities and our manufacturing of clinical trial materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Further, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

Even If We Bring Products To Market, Changes in Health Care Reimbursement Could Adversely Affect our Ability To Effectively Price Our Products Or Obtain Adequate Reimbursement For Sales Of Our Products

The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on our business, and we cannot be certain that any such reforms will not have a material adverse effect on us. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other pharmaceutical companies that are prospective collaborators for certain of our potential

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

products, our ability to commercialize our products under development may be adversely affected. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

The Loss of Key Employees Could Adversely Affect Our Operations

Our success will depend in part on the efforts of certain key scientists and management personnel. Because of the specialized nature of our business, our ability to maintain our competitive position will depend in part on our ability to attract and retain qualified personnel. Competition for such personnel is intense. We cannot be certain that we will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of key management or scientific personnel could have a material adverse effect on our business. We do not maintain key person insurance on any of our scientists or management personnel.

Our Stock Price is Volatile and, as a Result, You Could Lose Some or All of Your Investment

There has been a history of significant volatility in the market prices of securities of pharmaceutical and biotechnology companies, including our common stock, and it is likely that the market price of our common stock will continue to be highly volatile. Announcements by us or our competitors concerning acquisitions, technological innovations or new commercial products, results of clinical trials, developments concerning patents, proprietary rights and potential infringement, and the expense and time associated with obtaining government approvals for marketing of our products may have a significant effect on our business and on the relative market price of the our common stock. In addition, public concern about the safety of the products we develop, comments by securities analysts, and general market conditions may have a

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

significant effect on the market price of our common stock. The realization of any of these risks could have a material adverse impact on the market price of our common stock and may result in a loss of some, or even all of your investment.

In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

Certain Provisions In Our Restated Articles Of Incorporation and Washington State Law Could Discourage a Change of Control of NeoRx

Our restated articles of incorporation authorize our board of directors to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect or delaying, deferring or preventing a change of control of NeoRx, even if this change would benefit our shareholders. In addition, the issuance of preferred stock may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

We have adopted a Shareholder' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The board of directors declared a dividend to holders of our common stock of one preferred share purchase right for each outstanding share of the common stock. The right is exercisable 10 days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons. Each right entitles the registered holder, other than the acquiring person or group, to purchase from NeoRx one-hundredth of one share of Series A Junior Participating Preferred Stock at the price of $40, subject to adjustment. The rights expire April 10, 2006. In lieu of exercising the right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the right, other than the acquiring person or group, may purchase for $40 that number of shares of our common stock having a market value of twice that price.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exception, from engaging in particular significant business transactions with an acquiring person, which is defined as a persons or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

- a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

-    termination of 5% or more of the employees of the target corporation; or

- receipt by the acquiring person of any disproportionate benefit as a shareholder.

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of NeoRx.

Problems Related to the Year 2000 Issue Could Adversely Affect Our Business

Prior to January 1, 2000, we devoted substantial resources in an effort to ensure that our proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain errors or defects associated with Year 2000 date functions. Since January 1, 2000, we have not experienced any disruption to our business as a result of any Year 2000 problems or otherwise. If problems do arise, they could adversely affect our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE AND INVESTMENT RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At March 31, 2000, the Company owned government debt instruments in the amount of $11.5 million and corporate debt securities in the amount of $5.6 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with maturities of one year or less.

Item 5. Other Information

On February 3, 2000, the Company entered into an agreement with Pharmaceutical Product Development, Inc. ("PPD") in which the Company received a revolving line of credit of up to $5,000,000. This revolving line of credit is to be used in assisting the funding of the Company's phase III trial of its STR product in development. Any proceeds drawn on the revolving line of credit and interest due must be repaid on the earlier of the date of the first commercial sale of the STR product or the date it is determined that the STR product cannot or will not be launched.

On February 21, 2000, the Company entered into an agreement with International Isotopes, Inc. ("I3") in which I3 has agreed to design the clinical manufacturing facility and process for the STR product in development and manufacture and supply the STR product. The Company has agreed to pay for such services.

Item 6. Exhibits

                                                                    Sequentially
 Exhibit Number                     Exhibit                        Numbered Page

      10.1            * Credit Facility Agreement between                26
                           NeoRx Corporation and PPD

      10.2             * Clinical Manufacture and Supply                 41
                   Agreement between NeoRx Corporation and I3

       27                   Financial Data Schedule                      42

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment dated May 4, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NeoRx Corporation
                                        (Registrant)

Date: May 9, 2000                       By: /s/ Richard L. Anderson
                                           ---------------------------------
                                           Richard L. Anderson
                                           President, Chief Operating Officer,
                                           Secretary
                                           (Principal Financial and
                                           Accounting Officer)