Form 10-Q
period 2000-06-30
NEORX CORP
filed 2000-07-25
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 2000 OR

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

                                               Yes    X     No
                                                   -------      ------
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 21, 2000 there were outstanding 23,573,579 shares of the Company's Common Stock, $.02 par value.

                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I                              FINANCIAL INFORMATION                   PAGE
Item 1.                      Financial Statements:

                             Balance Sheets as of June 30, 2000
                             and December 31, 1999                            3

                             Statements of Operations for the
                             three and six months ended June 30,
                             2000 and 1999                                    4

                             Statements of Cash Flows for the
                             six months ended June 30,
                             2000 and 1999                                    5

                             Notes to Financial Statements                    6

Item 2.                      Management's Discussion and Analysis
                             of Results of Operations and
                             Financial Condition                              9

Item 3.                      Quantitative and Qualitative Disclosures
                             About Market Risk                               24

Item 6.                      Exhibits                                        25

                             Signature                                       26

                                NEORX CORPORATION

BALANCE SHEETS
(in thousands, except share data)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         2000                 1999
                                                                                      ----------           ----------
                                                                                      (unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   3,798           $   3,752
  Investment securities                                                                   27,174              15,289
  Prepaid expenses and other current assets                                                  660                 566
                                                                                       ---------           ---------
     Total current assets                                                                 31,632              19,607
                                                                                       ---------           ---------

FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements                                                                   3,283               3,283
  Equipment and furniture                                                                  5,198               5,040
                                                                                       ---------           ---------
                                                                                           8,481               8,323
  Less: accumulated depreciation and amortization                                         (7,576)             (7,405)
                                                                                       ---------           ---------
     Facilities and equipment, net                                                           905                 918
                                                                                       ---------           ---------

OTHER ASSETS, net                                                                            420                 240
                                                                                       ---------           ---------
     Total Assets                                                                      $  32,957           $  20,765
                                                                                       =========           =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $   936           $     819
  Accrued liabilities                                                                        669                 929
  Current portion of convertible subordinated debentures                                       -               1,195
                                                                                       ---------           ---------
     Total current liabilities                                                             1,605               2,943
                                                                                       ---------           ---------

SHAREHOLDERS' EQUITY
  Series preferred stock, $.02 par value, 3,000,00 shares authorized:
     Convertible exchangeable preferred stock, Series 1, 206,240 and 208,240 shares issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively (entitled in liquidation to $5,198 and $5,248, respectively)                 4                   4


  Common stock, $.02 par value, 60,000,000 shares authorized, 23,566,990 and
    21,073,235 shares issued and outstanding, at June 30, 2000 and
    December 31, 1999, respectively                                                          471                 421
  Additional paid-in capital                                                             184,516             164,151
  Accumulated deficit                                                                   (153,571)           (147,096)
  Accumulated other comprehensive income (loss) - unrealized
    gain (loss) on investment securities                                                     (68)                342
                                                                                       ---------           ---------
    Total shareholders' equity                                                            31,352              17,822
                                                                                       ---------           ---------
     Total liabilities and shareholders' equity                                        $  32,957           $  20,765
                                                                                       =========           =========


               See accompanying notes to the financial statements.

                                NEORX CORPORATION


STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                                    THREE MONTHS                           SIX MONTHS
                                                                    ENDED JUNE 30,                        ENDED JUNE 30,
                                                               ----------------------------         ----------------------------
                                                                  2000               1999              2000               1999
                                                               ---------          ---------         ---------          ---------
REVENUE                                                        $     727          $      47         $     904          $     460
                                                               ---------          ---------         ---------          ---------

OPERATING EXPENSES:

  Research and development                                         3,496              2,744             8,050              5,240

  General and administrative                                       1,566                977             3,103              1,827
                                                               ---------          ---------         ---------          ---------

     Total operating expenses                                      5,062              3,721            11,153              7,067
                                                               ---------          ---------         ---------          ---------

Loss from operations                                              (4,335)            (3,674)          (10,249)            (6,607)

OTHER INCOME (EXPENSE):

  Interest income                                                    505                246               772                501

  Realized gain on sale of securities                                 (8)                 -             3,302                  -

  Interest expense                                                   (17)               (29)              (46)               (59)
                                                               ---------          ---------         ---------          ---------

Net loss                                                       $  (3,855)         $  (3,457)        $  (6,221)         $  (6,165)
                                                               =========          =========         =========          =========

Preferred stock dividends                                           (127)              (127)             (254)              (254)
                                                               ---------          ---------         ---------          ---------

Net loss applicable to common shares                           $  (3,982)         $  (3,584)        $  (6,475)         $  (6,419)
                                                               =========          =========         =========          =========

Net loss per common share - basic and  diluted
                                                               $    (.17)         $    (.17)        $    (.29)         $    (.31)
                                                               =========          =========         =========          =========


Weighted average common shares outstanding - basic
and diluted                                                       23,287             21,007            22,325             21,007
                                                               =========          =========         =========          =========

               See accompanying notes to the financial statements.

                                NEORX CORPORATION

                                                                                                       SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                          -------------------------------------
                                                                                                2000               1999
                                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                         $ (6,221)          $ (6,165)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                                                     171                181
    Gain on sale of securities                                                                     (3,302)                 -
    Common stock issued for services                                                                   81                  -
    Stock warrants issued for services                                                                206                  -
    Decrease in prepaid expenses
     and other assets                                                                                  26                356
    Increase in accounts payable                                                                      117                  6
    Decrease in accrued liabilities                                                                  (260)              (316)
    Decrease in deferred revenue                                                                        -               (250)
                                                                                                ---------          ----------

Net cash used in operating activities                                                              (9,182)            (6,188)
                                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities                                                       15,276             20,675
Purchases of investment securities                                                                (24,269)           (14,705)
Facilities and equipment purchases                                                                   (158)               (37)
                                                                                                ---------          ---------

Net cash provided by (used in) investing activities                                                (9,151)             5,933
                                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of capital lease obligations                                                                 -                 (4)
Retirement of convertible subordinated debentures                                                  (1,172)                 -
Proceeds from common stock issued                                                                  17,979                  -
Proceeds from stock options exercised                                                               1,826                  -
Preferred stock dividends                                                                            (254)              (254)
                                                                                                ---------          ---------

Net cash provided by (used in) financing activities                                                18,379               (258)
                                                                                                ---------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   46               (513)

CASH AND CASH EQUIVALENTS:

Beginning of period                                                                                 3,752              1,910
                                                                                                ---------          ---------

End of period                                                                                   $   3,798          $   1,397
                                                                                                =========          =========

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

         In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999.

         The results of operations for the period ended June 30, 2000 are not necessarily indicative of the expected operating results for the full year.

         Note 2.  Shareholders' Equity

         Changes in shareholders' equity from December 31, 1999 to June 30, 2000 are as follows (in thousands):

                Balance, December 31, 1999                                                            $ 17,822
                  Proceeds from common stock issued                                                     17,979
                  Proceeds from stock options exercised                                                  1,826
                  Common stock issued for services                                                          81
                  Stock warrants issued for services                                                       506
                  Conversion of subordinated debentures                                                     23
                  Preferred stock dividends                                                               (254)
                  Net loss                                                                              (6,221)
                  Accumulated other comprehensive
                   loss -unrealized loss on investment securities
                                                                                                          (410)
                                                                                                     ---------
                Balance, June 30, 2000                                                               $  31,352
                                                                                                     =========

                                NEORX CORPORATION

Note 3.  Loss per share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share data):

                                                                Three months                         Six Months
                                                               ended June 30,                      ended June 30,
                                                            2000             1999               2000              1999
                                                           --------          --------           --------          --------
Net loss                                                   $ (3,855)         $ (3,457)          $ (6,221)         $ (6,165)
Less: Preferred stock dividends                                (127)             (127)              (254)             (254)
                                                           --------          --------           --------          --------
Net loss applicable
 to common shares                                          $ (3,982)         $ (3,584)          $ (6,475)         $ (6,419)
                                                           ========          ========           ========          ========

Weighted average common shares outstanding -
basic and diluted                                            23,287            21,007             22,325            21,007
                                                           --------          --------           --------          --------

Net loss per common share - basic  and diluted             $   (.17)         $   (.17)          $   (.29)         $   (.31)
                                                           ========          ========           ========          ========

The numerator and denominator of the basic and diluted loss per share calculations for the quarters and six month periods ended June 30, 2000 and 1999 were the same, as including the effect of options to purchase additional shares of common stock would have been antidilutive. Excluded for the quarters and six month periods ended June 30, 2000 and 1999 were 3,404,103 and 3,680,140 shares of common stock issuable under stock options, respectively.

In addition, 235,114 and 237,394 shares of common stock issuable upon conversion of Series 1 Preferred Stock were not included in the calculation of diluted loss per share for the quarters and six month periods ended June 30, 2000 and 1999, respectively, because the effect of including such shares would have been antidilutive. For the same reason, outstanding warrants to purchase 305,000 shares of common stock and 46,318 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures for the quarter and six-month period ended June 30, 1999 were excluded from the calculation.


NOTES TO FINANCIAL STATEMENTS (continued)

Note 4. Comprehensive Loss

The Company's total comprehensive loss for the quarters ended June 30, 2000 and 1999 was $3,871,000 and $3,547,000, respectively. The

                                NEORX CORPORATION

comprehensive loss for the quarters ended June 30, 2000 and 1999 consisted of net loss of $3,855,000 and $3,457,000 and unrealized loss on investment securities of $16,000 and $90,000, respectively. The Company's total comprehensive loss for the six months ended June 30, 2000 and 1999 was $6,631,000 and $6,269,000, respectively. The comprehensive loss for the six months ended June 30, 2000 consisted of net loss of $6,221,000 and unrealized loss on investment securities of $410,000. The comprehensive loss for the six months ended June 30, 1999 consisted of net loss of $6,165,000 and unrealized loss on investment securities of $104,000.

Note 5. Private Placement

In April 2000, the Company sold 1,727,045 shares of common stock in a private placement and received net proceeds of $17,979,000. The Company intends to use the net proceeds from the private placement to advance its research and development programs including its proprietary Skeletal Targeting Radiotherapy ("STR") and PRETARGET-Registered Trademark- candidates, as well as for other general corporate purposes. The Company has filed a Registration Statement on Form S-3 to register the shares.

Note 6. Convertible Subordinated Debentures

At the option of the holders of the debentures, $23,000 of debentures were converted into 890 common shares during the six months ended June 30, 2000. In June 2000, the Company retired the remaining balance of $1,172,000 of the outstanding convertible subordinated debentures.

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

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1999.

Revenues for the quarter ended June 30, 2000 were $727,000 compared to $47,000 for the quarter ended June 30, 1999. Revenues for the six months ended June 30, 2000 were $904,000 compared to $460,000 for the six months ended June 30, 1999. Revenues in 2000 consisted primarily of a $500,000 milestone payment for the filing of regulatory documents to initiate clinical studies of a paclitaxel-coated stent, $197,000 from federal government grants and licensing revenue from non-strategic patent technologies. Revenues in 1999 consisted primarily of licensing revenue from non-strategic patent technologies.

Total operating expenses for the quarter ended June 30, 2000 increased 36% to $5,062,000 from $3,721,000 in the quarter ended June 30, 1999, and for the six month period ended June 30 increased 58% to $11,153,000 from $7,067,000. Research and development expenses for the quarter ended June 30, 2000 increased 27% to $3,496,000 from $2,744,000 for the same time period in 1999. Research and development expenses for the six months ended June 30, 2000 increased 54% to $8,050,000 from $5,240,000 for the comparable 1999 period. The increases in research and development expenses are primarily the result of start-up expenses for the design and construction of the manufacturing process and clinical trial costs for NeoRx's Skeletal Targeted Radiotherapy ("STR") project.

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

2000 increased 54% to 8,050,000 from $5,240,000 for the comparable 1999 period. The increases in research and development expensee are primarily the result of start-up expenses for the design and construction of the manufacturing process and clinical trial costs for NeoRx's Skeletal Targeted Radiotherapy ("STR") project.

General and administrative expenses for the quarter ended June 30, 2000 increased 60% to $1,566,000 from $977,000 for the quarter ended June 30, 1999. General and administrative expenses for the six months ended June 30, 2000 increased 70% to $3,103,000 from $1,827,000. General and administrative expenses for the quarter and the six months ended June 30, 2000 increased primarily due to increased expenses for personnel, corporate communications and recruiting.

Other income for the six months ended June 30, 2000 includes $3,302,000 of realized gains on the sale of the Company's shares of Angiotech
Pharmaceuticals, Inc.

Interest income for the quarter ended June 30, 2000 increased to $505,000 from $246,000 for the same time period in 1999, and increased to $772,000 from $501,000 for the six months ended June 30, 2000 and 1999, respectively. The increase is due to a higher balance of investment securities and higher rates of return on the Company's investments.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and investment securities as of June 30, 2000 were $30,972,000 compared to $19,041,000 at December 31, 1999. Cash increased in the second quarter of 2000 from the private sale of 1,727,045 newly issued NeoRx common shares that generated $17,979,000 in net proceeds.

The Company has established a line of credit with PPD, Inc., of up to $5,000,000 to assist in funding its phase III trial of its STR product in development.

The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements at least through the third quarter of 2001.

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, establishment of manufacturing capacity and expenses associated with the expanding the Company's technological developments. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and manufacturing capabilities. The Company intends to seek additional funding through arrangements such as public or private equity financing, corporate collaborations, out-licensing certain technologies, or other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS.

In December 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which must be applied in the Company's fourth fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of Interpretation No. 44 to have a material impact on its financial statements.

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

WE EXPECT TO CONTINUE TO OPERATE AT A LOSS, AND WE MAY NEVER BECOME PROFITABLE

We have not been profitable since our inception in 1984, and we cannot be certain that we will ever achieve and sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. The process of developing our products will require significant research and development, preclinical testing and clinical trials, as well as regulatory approvals. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products and on our ability to successfully obtain required regulatory approvals and manufacture and market our products. We do not expect that any proposed product which is currently in research and development will be commercially available for at least several years, if ever.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE

Based on our current operating plan, we believe that our working capital will be sufficient to satisfy our capital requirements through at least the third quarter of 2001. This belief is based on certain assumptions which may prove to be incorrect. Substantial additional capital will be required for our operations. We intend to seek additional financing, which may take the form of public or private financings, including equity financings, which would be dilutive to existing shareholders, and through other arrangements, including relationships with corporate partners for the development of certain of our products. We may not be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs or products or to enter into relationships with corporate partners to develop or commercialize products or technologies that we would otherwise seek to develop or commercialize independently.

OUR POTENTIAL PRODUCTS MUST UNDERGO RIGOROUS CLINICAL TESTING AND

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

WE MAY NOT BE ABLE TO OBTAIN GOVERNMENT APPROVAL IN A TIMELY MANNER TO MARKET AND SELL OUR POTENTIAL PRODUCTS OR APPROVAL MAY BE WITHDRAWN

The manufacture and marketing of our proposed products and our research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing, and marketing are subject to the rigorous testing and approval processes of the U.S. Food and Drug Administration, commonly referred to as the FDA, and equivalent foreign regulatory authorities. Clinical trials and regulatory approvals can take a number of years to accomplish and require the expenditure of substantial resources. It may not be possible to start or successfully complete clinical trials within any specified time period. Delays in obtaining approvals can occur for a number of reasons, including our failure to obtain necessary supplies of finished products, monoclonal antibodies or other materials or to the failure attract a sufficient number of available patients to support the claims necessary for regulatory approvals.

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

For clinical investigation and marketing outside the United States, we and our potential collaborative partners also are subject to foreign regulatory requirements. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approvals. The foreign regulatory approval processes include all of the risks associated with obtaining FDA approvals set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

WE ARE DEPENDENT ON SUPPLIERS FOR THE TIMELY DELIVERY OF MATERIALS AND SERVICES AND WE HAVE EXPERIENCED, AND MAY EXPERIENCE IN THE FUTURE, INTERRUPTIONS IN SUPPLY

We depend on the timely delivery from suppliers of certain materials and services. In connection with our research, preclinical studies and clinical trials, we periodically have experienced interruption in the supply of Holmium-166, Ho-D0TMP and monoclonal antibodies. Interruptions in these and other supplies

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

could occur in the future. We, together with our potential partners, will need to develop sources for commercial quantities of Holmium-166 and Yttrium-90, the bone seeking agent used in our STR product, for the radionuclides used in our proposed cancer therapeutic products, and for the antibody, streptavidin and clearing agent used in our PRETARGET-Registered Trademark- products. We or our potential partners may be unable to develop and maintain reliable sources of these supplies and services. This could materially adversely affect our business and results of operations.

IF WE FAIL TO NEGOTIATE AND MAINTAIN COLLABORATIVE ARRANGEMENTS WITH THIRD PARTIES, OUR MANUFACTURING, SALES AND MARKETING ACTIVITIES MAY BE DELAYED OR REDUCED

We have no experience in commercial manufacturing, sales, marketing or distribution. In most cases, our strategy for commercialization of our potential products requires entering into various arrangements with corporate collaborators, licensors, licensees and others to manufacture, distribute and market such products; we will depend on the successful performance of third parties. Although we believe that parties to our existing and any future arrangements will have an economic incentive to perform their contractual responsibilities successfully, these activities will not be within our control. In February 2000, we engaged International Isotopes, Inc. to build a manufacturing facility for our Skeletal Targeted Radiatherapy project, which we refer to as STR, for Phase III clinical trials. International Isotopes will be responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping, from its Denton, Texas radiopharmaceutical facility. International Isotopes' failure to perform its contractual responsibilities effectively could have an adverse effect on our business. We currently have an arrangement with the University of Missouri research reactor facility group (MURR) and ABC Labs to produce Holmium-166, a critical element utilized in our STR project for Phase III clinical trials.
MURR currently is responsible for the manufacture of Holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility. MURR's failure to perform these responsibilities effectively could have a material adverse effect on our business. We intend to move forward to negotiate a long-term supply contract with MURR. If we are unable to negotiate a long-term contract in a timely fashion upon satisfactory terms, or if MURR is unable or unwilling to perform its services under such contract in a satisfactory manner, our business likewise could be materially adversely affected.

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

UNCERTAINTIES REGARDING HUMAN IMMUNE RESPONSE TO FOREIGN PROTEINS MAY LIMIT THE EFFECTIVENESS OF OUR PROPOSED CANCER THERAPY PRODUCTS

We plan to use monoclonal antibodies coupled to streptavidin (a protein of bacterial origin) in our PRETARGET-Registered Trademark- cancer therapy products. These molecules appear as foreign proteins to the human immune system, which develops its own antibody in response. We plan to use humanized antibodies, where needed, to minimize the "human anti-mouse antibody" (HAMA) response which otherwise might restrict the number of doses that can be safely or effectively administered, thus limiting the product's efficacy. The "human anti-streptavidin antibody" (HASA) response may also limit the number of doses. We believe that modifying streptavidin may reduce HASA. Although we may utilize humanized antibodies and are modifying streptavidin, we cannot be certain that either would reduce the extent to which HASA and HAMA may limit the effectiveness of our cancer therapy products.

WE FACE SUBSTANTIAL COMPETITION IN THE DEVELOPMENT OF CANCER THERAPIES AND MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AND OUR POTENTIAL PRODUCTS MAY BE RENDERED OBSOLETE BY RAPID TECHNOLOGICAL CHANGE

The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat each of the diseases for which we are seeking to develop products. Some competitors have adopted product development strategies targeting cancer cells with monoclonal antibodies. Many emerging companies, including but not limited to IDEC Pharmaceuticals, Cytogen Corp. and Coulter Pharmaceuticals, have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those which we are developing. In addition, a number of established pharmaceutical companies, including, but not limited to SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than us to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

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

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO EFFECTIVELY PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, WHICH WE MAY NOT BE ABLE TO DO

The patent position of biotechnology firms is generally highly uncertain and involves complex legal and factual questions. Currently, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Products and processes important to us are subject to this uncertainty. Accordingly, we cannot be certain that our patent applications will result in additional patents being issued or that, if issued, patents will afford protection against competitors with similar technology. We cannot be certain that any patents issued to us will not be infringed by or designed around by others or that others will not obtain patents that we would need to license or design around. Moreover, the technology applicable to our products is developing rapidly. Research institutes, universities and biotechnology companies, including our competitors, have filed applications for, or have been issued, numerous patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or relating to ours. The scope and validity of such patents, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses, are unknown. To the extent licenses are required, they may not be available on commercially reasonable terms, if at all. We also rely on unpatented proprietary technology. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our proprietary technology or disclose such technology. We may not be able to meaningfully protect our rights in such unpatented proprietary technology.

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

The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on our business, and we cannot be certain that any such reforms will not have a material adverse effect on us. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other pharmaceutical companies that are prospective collaborators for certain of our potential products, our ability to commercialize our products under development may be adversely affected. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

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

OUR STOCK PRICE IS VOLATILE AND, AS A RESULT, YOU COULD LOSE SOME OR ALL OF YOUR INVESTMENT

There has been a history of significant volatility in the market prices of securities of pharmaceutical and biotechnology companies, including our common stock, and it is likely that the market price of our common stock will continue to be highly volatile. Announcements by us or our competitors concerning acquisitions, technological innovations or new commercial products, results of clinical trials, developments concerning patents, proprietary rights and potential infringement, and the expense and time associated with obtaining government approvals for marketing of our products may have a significant effect on our business and on the relative market price of our common stock. In addition, public concern about the safety of the products we develop, comments by

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

securities analysts, and general market conditions may have a significant effect on the market price of our common stock. The realization of any of these risks could have a material adverse impact on the market price of our common stock and may result in a loss of some, or even all of your investment.

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

Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as

                                NEORX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

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

INTEREST RATE AND INVESTMENT RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At June 30, 2000, the Company owned government debt instruments in the amount of $16.1 million, corporate debt securities in the amount of $10.1 million and equity securities in the amount of $1.0 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with maturities of one year or less.

                                NEORX CORPORATION

Item 6. Exhibits

                                                       Sequentially
(a) Exhibit Number           Exhibit                   Numbered Page
        27           Financial Data Schedule                 27


(b) Currents Reports on Form 8-k

    None.

                                NEORX CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NeoRx Corporation
                                        (Registrant)



Date: July 25, 2000                     By: /s/ Richard L. Anderson
                                            --------------------------------
                                           Richard L. Anderson
                                           President, Chief Operating Officer,
                                           Secretary
                                           (Principal Financial and
                                           Accounting Officer)