Form 10-Q
period 2000-09-30
NEORX CORP
filed 2000-11-13
CIK 755806

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 2000 or
/ /	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-16614

NeoRx Corporation
(Exact Name of Registrant as Specified in its Charter)

WASHINGTON	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
410 West Harrison Street, Seattle, Washington	98119
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (206) 281-7001

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    Applicable only to corporate issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    As of November 8, 2000 there were outstanding 26,134,493 shares of the Company's Common Stock, $.02 par value.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2000

NEORX CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,379	$3,752
Investment securities	57,322	15,289
Prepaid expenses and other current assets	954	566

Total current assets	62,655	19,607

FACILITIES AND EQUIPMENT, at cost:
Leasehold improvements	3,283	3,283
Equipment and furniture	5,604	5,040

	8,887	8,323
Less: accumulated depreciation and amortization	(7,673)	(7,405)

Facilities and equipment, net	1,214	918
OTHER ASSETS, net	701	240

Total Assets	$64,570	$20,765

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$800	$819
Accrued liabilities	768	929
Current portion of convertible subordinated debentures	—	1,195

Total current liabilities	1,568	2,943

SHAREHOLDERS' EQUITY
Series preferred stock, $.02 par value, 3,000,00 shares authorized:
Convertible exchangeable preferred stock, Series 1, 205,340 and 208,240 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively, liquidation to $5,248 (entitled in liquidation to $5,176 and $5,248, respectively)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,088,086 and 21,073,235 shares issued and outstanding, at September 30, 2000 and December 31, 1999, respectively	522	421
Additional paid-in capital	220,211	164,151
Accumulated deficit	(157,146)	(147,096)
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities	(589)	342

Total shareholders' equity	63,002	17,822

Total liabilities and shareholders' equity	$64,570	$20,765

See accompanying notes to the financial statements.

NEORX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
REVENUE	$684	$3	$1,588	$463

OPERATING EXPENSES:
Research and development	3,550	3,041	11,600	8,281
General and administrative	1,302	738	4,405	2,565

Total operating expenses	4,852	3,779	16,005	10,846

Loss from operations	(4,168)	(3,776)	(14,417)	(10,383)
OTHER INCOME (EXPENSE):
Interest income	682	297	1,454	798
Realized gain on sale of securities	38	—	3,340	—
Interest expense	(2)	(29)	(48)	(88)

Net loss	$(3,450)	$(3,508)	$(9,671)	$(9,673)

Preferred stock dividends	(125)	(127)	(379)	(381)

Net loss applicable to common shares	$(3,575)	$(3,635)	$(10,050)	$(10,054)

Net loss per common share—basic and diluted	$(.15)	$(.17)	$(.44)	$(.48)

Weighted average common shares outstanding—basic and diluted	24,581	21,007	23,082	21,007

See accompanying notes to the financial statements.

NEORX CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Nine months ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,671)	$(9,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	269
Gain on sale of securities	(3,340)	—
Common stock issued for services	81	—
Stock warrants issued for services	206	—
(Increase) decrease in prepaid expenses and other assets	(645)	153
(Decrease) increase in accounts payable	(19)	299
Decrease in accrued liabilities	(286)	(402)
Decrease in deferred revenue	—	(250)

Net cash used in operating activities	(13,310)	(9,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	32,666	26,219
Purchases of investment securities	(72,290)	(15,834)
Facilities and equipment purchases	(564)	(139)

Net cash provided by (used in) investing activities	(40,188)	10,246

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	—	(4)
Retirement of convertible subordinated debentures	(1,172)	—
Proceeds from common stock issued	53,606	—
Proceeds from stock options exercised	1,945	—
Preferred stock dividends	(254)	(254)

Net cash provided by (used in) financing activities	54,125	(258)

Net increase in cash and cash equivalents	627	384
Cash and cash equivalents:
Beginning of period	3,752	1,910

End of period	$4,379	$2,294

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

    In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999.

    The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the expected operating results for the full year.

Note 2. Shareholders' Equity

    Changes in shareholders' equity from December 31, 1999 to September 30, 2000 are as follows (in thousands):

Balance, December 31, 1999	$17,822
Proceeds from common stock issued	53,606
Proceeds from stock options exercised	1,945
Common stock issued for services	81
Stock warrants issued for services	506
Conversion of subordinated debentures	23
Preferred stock dividends	(379)
Net loss	(9,671)
Accumulated other comprehensive loss—unrealized loss on investment securities	(931)

Balance, September 30, 2000	$63,002

Note 3. Loss per share

    The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):

	Three months ended September 30,		Nine Months ended September 30,
	2000	1999	2000	1999
Net loss	$(3,450)	$(3,508)	$(9,671)	$(9,673)
Less: Preferred stock dividends	(125)	(127)	(379)	(381)

Net loss applicable to common shares	$(3,575)	$(3,635)	$(10,050)	$(10,054)

Weighted average common shares outstanding—basic and diluted	24,581	21,007	23,082	21,007

Net loss per common share—basic and diluted	$(.15)	$(.17)	$(.44)	$(.48)

    The numerator and denominator of the basic and diluted loss per share calculations for the quarters and nine month periods ended September 30, 2000 and 1999 were the same, as including the effect of options to purchase additional shares of common stock would have been antidilutive. Excluded for the quarters and nine month periods ended September 30, 2000 and 1999 were 3,249,061 and 3,667,690 shares of common stock issuable under stock options, respectively.

    In addition, 234,088 and 237,394 shares of common stock issuable upon conversion of Series 1 Preferred Stock were not included in the calculation of diluted loss per share for the quarters and nine month periods ended September 30, 2000 and 1999, respectively, because the effect of including such shares would have been antidilutive. For the same reason, outstanding warrants to purchase 305,000 shares of common stock at September 30, 2000 and 46,318 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures for the quarter and nine month period ended September 30, 1999 were excluded from the calculation.

Note 4. Comprehensive Loss

    The Company's total comprehensive loss for the quarters ended September 30, 2000 and 1999 was $3,970,000 and $3,520,000, respectively. The comprehensive loss for the quarters ended September 30, 2000 and 1999 consisted of net loss of $3,450,000 and $3,508,000 and unrealized loss on investment securities of $520,000 and $12,000, respectively. The comprehensive loss for the nine months ended September 30, 2000 and 1999 was $10,602,000 and $9,789,000, respectively. The comprehensive loss for the nine months ended September 30, 2000 and 1999 consisted of net loss of $9,671,000 and $9,673,000 and unrealized loss on investment securities of $931,000 and $116,000, respectively.

Note 5. Private Placement

    In August 2000, the Company sold 2,450,000 shares of common stock in a private placement and received net proceeds of $35,628,000. The Company intends to use the net proceeds from the private placement to advance its research and development programs including its proprietary Skeletal Targeting Radiotherapy, which we call STR, and PRETARGET® candidates, as well as for other general corporate purposes. The Company has filed a Registration Statement on Form S-3 to register the shares.

    In April 2000, the Company sold 1,727,045 shares of common stock in a private placement and received net proceeds of $17,979,000. The Company intends to use the net proceeds from the private placement to advance its research and development programs including its proprietary STR and PRETARGET® candidates, as well as for other general corporate purposes. The Company has filed a Registration Statement on Form S-3 to register the shares.

Note 6. Convertible Subordinated Debentures

    At the option of the holders of the debentures, $23,000 of debentures were converted into 890 common shares during the second quarter of 2000. In June 2000, the Company retired the remaining balance of $1,172,000 of the outstanding convertible subordinated debentures.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

    This Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Additional factors that may affect results." These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report.

Quarter and nine months ended September 30, 2000 compared to quarter and nine months ended September 30, 1999.

    Revenues for the quarter ended September 30, 2000 were $684,000 compared to $3,000 for the quarter ended September 30, 1999. Revenues for the quarter ended September 30, 2000 consisted of $146,000 from federal government grants and $538,000 of licensing revenue from non-strategic patent technologies. Revenues for the nine months ended September 30, 2000 were $1,588,000 compared to $463,000 for the nine months ended September 30, 1999. Revenues in 2000 consisted primarily of a $500,000 milestone payment for the filing of regulatory documents to initiate clinical studies of a paclitaxel-coated stent licensed to Angiotech Pharmaceuticals, Inc., $371,000 from federal government grants, and licensing revenue from non-strategic patent technologies. Revenues in 1999 consisted primarily of licensing revenue from non-strategic patent technologies.

    Total operating expenses for the quarter ended September 30, 2000 increased 28% to $4,852,000 from $3,779,000 in the quarter ended September 30, 1999, and for the nine month period ended September 30, 2000 increased 48% to $16,005,000 from $10,846,000. Research and development expenses for the quarter ended September 30, 2000 increased 17% to $3,550,000 from $3,041,000 for the same time period in 1999. Research and development expenses for the nine months ended September 30, 2000 increased 40% to $11,600,000 from $8,281,000 for the comparable 1999 period. The increases in research and development expenses are primarily the result of clinical trial costs and expenses for the development of manufacturing processes for NeoRx's STR project.

    General and administrative expenses for the quarter ended September 30, 2000 increased 76% to $1,302,000 from $738,000 for the quarter ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 2000 increased 72% to $4,405,000 from $2,565,000. The increases related primarily to increased expenses for personnel, recruiting, general legal costs and annual reporting costs.

    Other income for the nine months ended September 30, 2000 represents primarily $3,302,000 of gains on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc.

    Interest income for the quarter ended September 30, 2000 increased to $682,000 from $297,000 for the same time period in 1999, and increased to $1,454,000 from $798,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase is due to a higher balance of investment securities and higher rates of return on the Company's investments.

Liquidity and capital resources.

    Cash and investment securities as of September 30, 2000 were $61,701,000 compared to $19,041,000 at December 31, 1999. The increase in the third quarter of 2000 was from the private sale of 2,450,000 newly issued NeoRx common shares that generated $35,628,000 in net proceeds.

    In the first quarter of 2000, the Company has established a line of credit with PPD, Inc., of up to $5,000,000 to assist in funding its phase III trial of its STR product in development. The Company has not drawn funds on this line of credit to date.

    The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements at least through the second quarter of 2002.

    The Company's working capital and capital requirements will depend upon numerous factors, including results of research and development activities, clinical trials, establishment of manufacturing capacity and expenses associated with expanding the Company's technological developments. The Company will need to raise substantial additional funds to conduct research and development activities, preclinical studies and clinical trials necessary to bring its potential products to market, and to establish marketing and manufacturing capabilities. The Company intends to seek additional funding through arrangements such as public or private equity financings, corporate collaborations and out-licensing of certain technologies, or from other sources. Adequate funds may not be available when needed or on terms acceptable to the Company.

Recent Developments.

    Pending resolution with the U.S. Food and Drug Administration (FDA), the Company has suspended accrual and treatment under its phase III clinical trial in patients with multiple myeloma and its other Skeletal Targeted Radiotherapy (STR) studies. A delayed side effect has appeared in a small number of phase I/II patients who received STR at one site. Current data suggests that differences in procedure at that site may have been a contributing factor. An independent Data Safety Monitoring Board (DSMB) has investigated this side effect and has unanimously recommended that the phase III study proceed, but with additional monitoring and standardization of study methods. On November 6, 2000, the Company received a letter from the FDA suspending these STR trials until further information is supplied and evaluated by the FDA and the FDA gives approval to restart the studies.

    Four patients treated at one of the major phase I/II study sites, and none treated at the other major site, developed a serious delayed toxicity referred to as TTP/HUS (thrombotic thrombocytopenic purpura/hemolytic uremic syndrome). TTP/HUS involves a combination of symptoms, including abnormal clotting of blood in small blood vessels. This can lead to anemia, a low platelet count that can result in bleeding, and potential damage to organs. Although relatively uncommon, TTP/HUS has many potential triggering causes, including food contamination, toxic shock syndrome, post-viral infection, bone marrow transplantation and drug effects. Each of the affected patients had at least two known potential triggers of TTP/HUS.

    The method of STR administration at the only site reporting TTP/HUS differs from that used at the other major phase I/II site and from the current phase III protocol in the following respects: 1) the drug was infused more rapidly; 2) the calculated dose to be received by patients was somewhat higher; and, 3) the patients did not receive bladder irrigation during the procedure. The Company believes that lack of bladder irrigation can result in a dose of radiation to the bladder wall that is 3-fold higher than in the irrigated patients. Radiation damage to the bladder wall may result in blood in the urine (hemorrhagic cystitis) and could cause further problems to the bladder. A large fraction of the patients who did not receive bladder irrigation developed blood in the urine, whereas to date no patients who have had bladder irrigation had blood in the urine attributable to STR. Bladder irrigation is required by the current phase III protocol. The patients with TTP/HUS are all being treated and are improving. Three of these patients have achieved complete remissions of multiple myeloma, and one has relapsed.

    Although the Company cannot predict the actions of the FDA, it currently believes that it can address the FDA's concerns. The Company is gathering the information requested by the FDA and plans to provide the FDA with the Company's initial response within the next several weeks. The Company intends to work cooperatively with the FDA to resolve this matter as soon as possible. The period of the delay of the Company's phase III trial will depend on the length of the suspension imposed by the FDA and the amount of additional time, if any, that the Company requires to institute changes requested by the FDA. The Company cannot at this time predict the extent and potential costs of the delay or its effect on the Company's financial condition and results of operations. See the discussion below in the section entitled "Additional factors that may affect our results" for additional discussion of this and other risks.

Additional factors that may affect results.

    In addition to the other information contained in this report, the following factors could affect the Company's actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward looking statements.

    We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

    We have not been profitable since our formation in 1984. As of September 30, 2000, we had an accumulated deficit of $157 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. To date, we have been engaged only in research and development activities and have not generated any revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

    We will need to raise additional capital, and our future access to capital is uncertain.

    It is expensive to develop cancer therapy products and conduct clinical trials for these products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of different cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

  •
  to fund operations;

  •
  to continue the research and development of our therapeutic products; and

  •
  to commercialize our proposed products.

    We believe that our existing funds will be sufficient to satisfy our financing requirements through at least the second quarter of 2002. However, we may need additional financing within this time frame depending on a number of factors, including the following:

  •
  the rate of progress and costs of our research and development and clinical trial activities;

  •
  the costs of developing manufacturing and marketing operations, if we undertake those activities;

  •
  the amount of milestone payments we receive from our collaborators;

  •
  our degree of success in commercializing our cancer therapy products;

  •
  the emergence of competing technologies and other adverse market developments;

  •
  changes in or terminations of our existing collaborations and licensing arrangements; and

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

    We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. We also may be forced to partner with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently. If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

    Our potential products must undergo rigorous clinical testing and regulatory approvals, which could be costly, time consuming, subject us to unanticipated delays or prevent us from marketing any products.

    The manufacture and marketing of our proposed products and our research and development activities are subject to regulation for safety, efficacy and quality by the U.S. Food and Drug Administration in the United States and comparable authorities in other countries.

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our Skeletal Targeted Radiation, which we call STR, and PRETARGET® products are novel; therefore, regulatory agencies lack experience with them. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR and PRETARGET® products. No cancer products using our STR or PRETARGET® technologies have been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any therapeutic product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and consequently any delay in obtaining, or inability to obtain, FDA approval would harm our business.

    If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our proposed products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

    The requirements governing the conduct of clinical trials, manufacturing and marketing of our proposed products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can involve additional testing. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Also, approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries.

    We may take longer to complete our clinical trials than we project, or we may unable to complete them at all.

    Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

    We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed products. We will have less control over the timing and other aspects of those clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

    If testing of a particular product does not yield successful results, we will be unable to commercialize that product.

    Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our proposed products, including the following:

  •
  safety and efficacy results attained in early human clinical trials, as in our multiple myeloma and prostate cancer trials, may not be indicative of results that are obtained in later clinical trials;

  •
  the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

  •
  after reviewing test results, we or our collaborators may abandon projects that we previously believed were promising;

  •
  we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

  •
  the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

    Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of eighteen months will elapse before we learn the results of our planned phase III clinical trials for our STR product for multiple myeloma. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our proposed STR multiple myeloma product, or any of our other proposed products. The clinical trials of our proposed STR multiple myeloma product, and our other products under development, may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

    We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

    To be successful, we need to develop and maintain reliable and affordable third party suppliers of:

  •
  commercial quantities of holmium-166, the form of radiation used in our STR product, and yttrium-90, the form of radiation used in our PRETARGET® program;

  •
  the chemical agent used in our STR product to deliver holmium-166 to the bone; and

  •
  the antibodies and proteins used in our PRETARGET® program.

    Sources of some of these materials are limited, and we may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed products. Timely delivery of materials is critical to our success. For example, holmium-166, the form of radiation used in our STR product, loses its effectiveness for treating patients within a short period of time. As a result, our suppliers must ship the STR product to the patient within 24-hours after it is manufactured. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product. We currently depend on a single source vendor for the holmium-166 component of our STR product. We plan to establish an additional supplier for this material, but this may take several years. There are, in general, relatively few alternative sources of holmium-166. While the current vendor generally has provided us these materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet out future demands. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

    We have entered into an arrangement with the University of Missouri research reactor facility group, also known as MURR, to produce holmium-166. MURR currently is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility. Our business and operations could be materially adversely affected if MURR does not perform satisfactorily under this arrangement. We plan to negotiate a long-term supply contract with MURR. If we are unable to negotiate a long-term contract in a timely fashion upon favorable terms, or if MURR is unable or unwilling to provide supplies of holmium-166 under such contract in a satisfactory manner, we may be suffer delays in, or be prevented from, initiating or completing clinical trials of our STR product.

    If we fail to negotiate and maintain collaborative arrangements with third parties, our manufacturing, clinical testing, sales and marketing activities may be delayed or reduced.

    We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We may not be able to locate suppliers to manufacture our products at a cost or in quantities necessary to make them commercially viable. We intend to rely on third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

    Moreover, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a preapproval plant inspection, the FDA will not grant premarket approval of our cancer therapy products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

    ABC Laboratories, Inc. currently is our sole collaborator manufacturing STR for our multiple myeloma clinical trials. In the past, we have experienced interruptions in ABC Labs' STR manufacturing processes, which if they occur in the future, could result in material delays in, or prevent us from completing, our clinical trials and otherwise commercializing our STR product. To help protect against such future interruptions or delays in supply, we have engaged International Isotopes, Inc. (International Isotopes) to build a manufacturing facility for the phase III clinical trials of our STR multiple myeloma product. This manufacturing facility is expected to be operational in the first quarter of 2001. ABC Labs and International Isotopes will be responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. We believe that these two manufacturing collaborators will be sufficient to meet our initial needs for the STR multiple myeloma and other clinical trials.

    If we lose or are unable to secure collaborators, or if our current collaborators, including ABC Labs and International Isotopes, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer. We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. Disputes may arise between us and ABC Labs, International Isotopes or other collaborators on a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of our proposed products.

    We face substantial competition in the development of cancer therapies and may not be able to successfully compete and our potential products may be rendered obsolete by rapid technological change.

    The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We are initially focusing our STR product on the treatment of multiple myeloma. Celgene Corporation's thalidomide product is being sold for multiple myeloma, and Cell Therapeutics, Inc.'s arsenic trioxide also is being tested in that disease. Some competitors have adopted product development strategies targeting cancer cells with antibodies. Many emerging companies, including IDEC Pharmaceuticals, Cytogen Corp. and Coulter Pharmaceuticals, have corporate partnership arrangements with large, established companies to support the research, development and commercialization of products that may be competitive with ours. In addition, a number of established pharmaceutical companies, including SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than us to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

    We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technology. These institutions are becoming increasingly more aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

    If we are unable to protect our proprietary rights, we may not be able to compete effectively, or operate profitably.

    Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well established fields. Accordingly, the United States Patent and Trademark Office may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

    We own more than 100 issued and allowed United States patents and have licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent and Technology Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

    In addition to the intellectual property rights described above, we also rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

    The use of our technologies could potentially conflict with the rights of others.

    Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

    We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

    The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations.

    If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

    Product liability claims in excess of the amount of our insurance would adversely affect our financial condition.

    The testing, manufacturing, marketing and sale of the cancer therapy products that we have under development may subject us to product liability claims. We are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

    Our use of radioactive and other hazardous materials exposes us to the risk of material environmental liabilities, and we may incur significant additional costs to comply with environmental laws in the future.

    Our research and development and clinical manufacturing processes, as well as the manufacturing processes used by our collaborators, involve the controlled use of small amounts of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures and the safety procedures utilized by our collaborative partners for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

    Even if we bring products to market, changes in health care reimbursement could adversely affect our ability to effectively price our products or obtain adequate reimbursement for sales of our products.

    The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on the development, testing, commercialization and marketability of our cancer therapy products. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products, our ability to commercialize our products under development may be adversely affected. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

    The loss of key employees could adversely affect our operations.

    We are a small company with less than 60 employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of our key personnel, including Paul G. Abrams, Chief Executive Officer of the Company, and Richard L. Anderson, President and Chief Operating Officer of the Company, as well as other principal members of our scientific and management staff, could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

    Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our proposed products successfully, we may be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

    Our stock price is volatile and, as a result, you could lose some or all of your investment.

    There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock, and it is likely that the market price of our common stock will continue to be highly volatile. Our business and the relative prices of our common stock may be influenced by a large variety of industry factors, including:

  •
  announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products;

  •
  the availability of critical materials used in developing our products;

  •
  the results of clinical trials;

  •
  developments concerning patents, proprietary rights and potential infringement; and

  •
  the expense and time associated with and the extent of our ultimate success in securing government approvals.

    In addition, public concern about the safety of the products we develop, comments by securities analysts, and general market conditions may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment.

    In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

    Certain provisions in our articles of incorporation and Washington state law could discourage a change of control of NeoRx.

    Our articles of incorporation authorize our board of directors to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect or delaying, deferring or preventing a change of control of NeoRx, even if this change would benefit our shareholders. In addition, the issuance of preferred stock may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

    We have adopted a shareholders' rights plan, which is intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The board of directors declared a dividend to holders of our common stock of one preferred share purchase right for each outstanding share of the common stock. The right is exercisable ten days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons. Each right entitles the registered holder, other than the acquiring person or group, to purchase from NeoRx one-hundredth of one share of Series A Junior Participating Preferred Stock at the price of $40, subject to adjustment. The rights expire April 10, 2006. In lieu of exercising the right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the right, other than the acquiring person or group, may purchase for $40 that number of shares of our common stock having a market value of twice that price.

    Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

  •
  a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

  •
  termination of 5% or more of the employees of the target corporation; or

  •
  receipt by the acquiring person of any disproportionate benefit as a shareholder.

    A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of NeoRx.

New accounting pronouncements.

    In December 1999, the United States Securities and Exchange Commission, also known as the SEC, released Staff Accounting Bulletin No. 101, also known as SAB 101, "Revenue Recognition in Financial Statements", which must be applied in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining if SAB 101 will have a potential impact on its financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, also known as APB 25, and was effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate and Investment Risk

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At September 30, 2000, the Company owned government debt instruments in the amount of $23.1 million and corporate debt securities in the amount of $34.2 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with maturities of one year or less.

Item 5. Other Information

    On September 1, 2000, the Company entered into an agreement with ABC Laboratories, Inc. in which ABC Labs has agreed to manufacture and supply our STR product. The Company has approved ABC Labs to produce NeoRx's STR product for its phase III clinical trial in multiple myeloma. As discussed above, these trials have been suspended pending the FDA's evaluation of information concerning side effects experienced by some patients. ABC Labs supplied most of the STR phase I/II doses, as well as, the doses that have been administered to date in the phase III trial.

    On July 14, 2000, the Company entered into a facilities lease agreement with F5 Networks for approximately 100,111 square feet of office space. The Company has the option to sublease 28,854 square feet of this office space.

    Robert F. Caspari, M.D., Vice President, Medical and Regulatory Affairs, resigned effective August 3, 2000. The Company is currently conducting a search for his replacement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Number	Exhibit	Sequentially Numbered Page
10.3	Clinical Manufacture and Supply Agreement between NeoRx Corporation and ABC Labs, Inc.	21
10.4	Facilities Lease between NeoRx Corporation and F5 Networks	31
27	Financial Data Schedule	37
  (b)
  Current Reports on Form 8-K.

  None filed during quarter ended September 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION (Registrant)
Date: November 13, 2000	By:	/s/ RICHARD L. ANDERSON Richard L. Anderson President, Chief Operating Officer, Secretary (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2000
NEORX CORPORATION NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
SIGNATURE