Form 10-K
period 2000-12-31
NEORX CORP
filed 2001-03-30
CIK 755806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.02 PAR VALUE
           $2.4375 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, SERIES 1

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28, 2001 was approximately $337 million (based on the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2001, approximately 26.2 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's 2001 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 22, 2001 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading "Risk Factors" below. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.

     You should read this Form 10-K and the documents that we incorporate by reference completely and with the understanding that our actual results, performance and achievements may be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

                                  RISK FACTORS

     This section briefly discusses certain risks that should be considered by shareholders and prospective investors in NeoRx. Many of these risks are discussed in other contexts in other sections of this report.

WE HAVE A HISTORY OF OPERATING LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

     We have not been profitable for any year since our formation in 1984. As of December 31, 2000, we had an accumulated deficit of $159 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, AND OUR FUTURE ACCESS TO CAPITAL IS UNCERTAIN.

     It is expensive to develop cancer therapy products and conduct clinical trials for these products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of different cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

     - to fund operations;

     - to continue the research and development of our therapeutic products; and

     - to commercialize our proposed products.

     We believe that our existing funds will be sufficient to satisfy our financing requirements through at least the second quarter of 2002. However, we may need additional financing within this time frame depending on a number of factors, including the following:

     - the rate of progress and costs of our research and development and clinical trial activities;

     - the costs of developing manufacturing operations;

     - the costs of developing marketing operations, if we undertake those activities;

     - the amount of milestone payments we might receive from potential collaborators;

     - our degree of success in commercializing our cancer therapy products;

     - the emergence of competing technologies and other adverse market developments;

     - changes in or terminations of our existing collaborations and licensing arrangements; and

     - the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

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

     The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our Skeletal Targeted Radiation, which we call STR, and PRETARGET(R) products are novel; therefore, regulatory agencies lack experience with them. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR and PRETARGET(R) products. Our current STR studies were placed on clinical hold after some phase I/II patients in our STR multiple myeloma trials developed a serious late toxicity. The FDA has requested that we collect additional dosimetry data from patients to demonstrate the accuracy of the method we propose to use to calculate dose in our phase III trial. Our phase III STR trials may be delayed until the dosimetry trial is completed. The FDA has also suggested that we analyze our patient data to determine the relevant factors for selecting a radiation dose likely to produce an appropriate safety profile. Our current STR phase III protocol could be modified based on this analysis. Our trials cannot begin until we receive authorization from the FDA.

     No cancer products using our STR or PRETARGET(R) technologies have been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely FDA approvals, if at all. We will not be able to commercialize any of our potential products until we obtain FDA approval, and consequently any delay in obtaining, or inability to obtain, FDA approval could harm our business.

     If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our proposed products. We may also be required to undertake post-marketing trials. In addition, if others or we identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

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

WE MAY TAKE LONGER TO COMPLETE OUR CLINICAL TRIALS THAN WE PROJECT, OR WE MAY BE UNABLE TO COMPLETE THEM AT ALL.

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

IF TESTING OF A PARTICULAR PRODUCT DOES NOT YIELD SUCCESSFUL RESULTS, WE WILL BE UNABLE TO COMMERCIALIZE THAT PRODUCT.

     Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our proposed products, including the following:

     - safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

     - the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

     - after reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising;

     - our potential collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

     - the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

     Clinical testing is very expensive, can take many years, and the outcome is uncertain. We cannot at this time predict if, when or under what conditions we will be permitted to restart our STR phase III trial or our other STR clinical trials. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our proposed STR multiple myeloma product, or any of our other proposed products. The clinical trials of our proposed STR multiple myeloma product, and our other products under development, may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

WE ARE DEPENDENT ON SUPPLIERS FOR THE TIMELY DELIVERY OF MATERIALS AND SERVICES AND MAY EXPERIENCE IN THE FUTURE INTERRUPTIONS IN SUPPLY.

     To be successful, we need to develop and maintain reliable and affordable third party suppliers of:

     - commercial quantities of holmium-166, the form of radiation used in our STR product, and yttrium-90, the form of radiation used in our PRETARGET(R) program;

     - the chemical agent used in our STR product to deliver holmium-166 to the bone; and

     - the antibodies and proteins used in our PRETARGET(R) program.

     Sources of some of these materials are limited, and we may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed products. Timely delivery of materials is critical to our success. For example, holmium-166, the form of radiation used in our STR product, loses its effectiveness for treating patients within a short period of time. As a result, our suppliers must ship the STR product to the patient within 24-hours after it is manufactured. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our products. We currently depend on a single source vendor for the holmium-166 component of our STR product. We plan to establish an additional supplier for this material, but this may take several years. There are, in general, relatively few alternative sources of holmium-166. While the current vendor generally has provided us these materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet out future demands. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

     We have entered into an arrangement with the University of Missouri research reactor facility group, also known as MURR, to produce holmium-166. MURR currently is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility. Our business and operations could be materially adversely affected if MURR does not perform satisfactorily under this arrangement. We plan to negotiate a long-term supply contract with MURR. If we are unable to negotiate a long-term contract in a timely fashion upon favorable terms, or if MURR is unable or unwilling to provide supplies of holmium-166 under such contract in a satisfactory manner, we may suffer delays in, or be prevented from, initiating or completing clinical trials of our STR product.

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

     Moreover, any potential third-party manufacturers and we must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our cancer therapy products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or we fail to comply with these requirements, we may be subject to regulatory action.

     ABC Laboratories, Inc., which we call ABC, currently is our sole collaborator manufacturing STR for our pending multiple myeloma clinical trials. As such, ABC Labs would be responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. We believe that ABC's manufacturing facilities will be sufficient to meet our initial needs for the planned STR multiple myeloma and other STR clinical trials. In the past, we have experienced interruptions in ABC Labs' STR manufacturing processes, which if they occur in the future, could result in material delays in, or prevent us from completing, our clinical trials and otherwise commercializing our STR product. To help protect against such future interruptions or delays in supply, on March 20, 2001, we entered into an agreement with International Isotopes Inc. to purchase International Isotopes' radiopharmceutical manufacturing facility and certain other assets, located in Denton, Texas. To acquire these assets, we have agreed to pay $6 million in cash, assume $6 million of restructured debt of International Isotopes and issue to International Isotopes a three-year warrant to purchase 800,000 shares of NeoRx common stock. Completion of the purchase is subject to a number of conditions of closing, including the sale by International Isotopes of certain of its other assets to third parties, settlement by International Isotopes of claims of certain creditors, receipt by International Isotopes of bank financing for its proposed future operations and delivery by International Isotopes of the assets free and clear of material liens. Many of the conditions of closing of the proposed transaction with International Isotopes depend on actions of parties over which we have no control. The asset purchase agreement can be terminated by us or by International Isotopes if the closing does not occur by April 30, 2001. If the purchase is completed by April 30, 2001, we currently expect this manufacturing facility to be operational in the third quarter of 2001. In this case, the manufacture of STR for clinical trials would be shared by ABC Labs and NeoRx.

     If we lose or are unable to secure collaborators, or if we are not successful in acquiring the International Isotopes facility, or if our current collaborators, including ABC Labs, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer. We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. Disputes may arise between us and ABC Labs or other collaborators on a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of our proposed products.

WE FACE SUBSTANTIAL COMPETITION IN THE DEVELOPMENT OF CANCER THERAPIES AND MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AND OUR POTENTIAL PRODUCTS MAY BE RENDERED OBSOLETE BY RAPID TECHNOLOGICAL CHANGE.

     The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We are initially focusing our STR product on the treatment of multiple myeloma. Celgene Corporation's thalidomide product is being sold for multiple myeloma, and Cell Therapeutics, Inc.'s arsenic trioxide also is being tested in that disease. Some competitors have adopted product development strategies targeting cancer cells with antibodies. Many emerging companies, including IDEC Pharmaceuticals, Cytogen Corp. and Coulter Pharmaceuticals, have corporate partnership arrangements with large, established companies to support the research, development and commercialization of products that may be competitive with ours. In addition, a number of established pharmaceutical companies, including SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than us to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

     We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of cancer research and development. These institutions are becoming increasingly aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, OR OPERATE PROFITABLY.

     Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other better-established fields. Accordingly, the United States Patent and Trademark Office may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

     We own more than 100 issued United States patents and have licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent and Technology Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

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

WE MAY INCUR SUBSTANTIAL COSTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS.

     The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations. If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

     Our research and development and clinical manufacturing processes, as well as the manufacturing processes used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures and the safety procedures utilized by our collaborative partners for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

EVEN IF WE BRING PRODUCTS TO MARKET, CHANGES IN HEALTHCARE REIMBURSEMENT COULD ADVERSELY AFFECT OUR ABILITY TO EFFECTIVELY PRICE OUR PRODUCTS OR OBTAIN ADEQUATE REIMBURSEMENT FOR SALES OF OUR PRODUCTS.

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

THE LOSS OF KEY EMPLOYEES COULD ADVERSELY AFFECT OUR OPERATIONS.

     We are a small company with fewer than 70 employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of our key personnel, including Paul G. Abrams, Chief Executive Officer of the Company, and other principal members of our scientific and management staff, could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

OUR STOCK PRICE IS VOLATILE AND, AS A RESULT, YOU COULD LOSE SOME OR ALL OF YOUR INVESTMENT.

     There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock, and it is likely that the market price of our common stock will continue to be highly volatile. Our business and the relative prices of our common stock may be influenced by a large variety of industry factors, including:

     - announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products;

     - the availability of critical materials used in developing our products;

     - the results of clinical trials;

     - developments concerning patents, proprietary rights and potential infringement; and

     - the expense and time associated with and the extent of our ultimate success in securing government approvals.

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

     In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the targets of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

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

ITEM 1. BUSINESS

THE COMPANY

     NeoRx is developing innovative products designed to provide improved, cost-effective treatments for patients with cancer. Our lead product candidate is named Skeletal Targeted Radiotherapy, which we call STR. We completed enrollment of the phase I/II clinical trials of STR in multiple myeloma in 2000. In September 2000, we initiated phase III clinical trials of our STR product combined with chemotherapy for the treatment of multiple myeloma. In November 2000, we received a letter from the FDA suspending enrollment and treatment under our phase III trials in multiple myeloma and other STR studies after a serious delayed side effect appeared in a number of phase I/II patients who received STR. We are in continuing communications with the FDA regarding the removal of our proposed STR product from clinical hold. Communications with the FDA to date have focused on:

     - the relevant factors for selecting a safe radiation dose, and

     - the accuracy of radiation dose calculations.

     The FDA has requested that we collect additional dosimetry data from patients to demonstrate the accuracy of the method we propose to use to calculate dose in our phase III STR trial. We expect to file a protocol for this study with the FDA shortly involving a limited number of patients. Our STR trials may be delayed until this study is completed. The FDA has suggested that we analyze our patient data to determine the relevant factors for selecting a radiation dose that is likely to have the appropriate safety profile. Our current STR phase III protocol may be modified based upon this analysis. We currently cannot predict if, when or under what conditions we will be permitted to start our phase III STR trials. Our STR trials cannot begin until we receive authorization from the FDA.

     We also are developing a proprietary PRETARGET(R) program to deliver radiation therapy, and potentially other anti-cancer agents, directly to tumor sites. This program employs antibody fragments that target cancer cells. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to foreign substances (antigens), such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bond specifically only to a single type of antigen. With PRETARGET(R) technology, a fragment of an antibody that will bond with tumor cells is administered to the patient prior to radiation therapy. A radioactive drug is subsequently administered to the patient. The radioactive drug is formulated to attach to the antibody fragment that has already bonded to the patient's tumor. Any drug that does not attach to the antibody fragment is rapidly eliminated in the patient's urine.

     We began phase I clinical trials of our PRETARGET(R) technology in patients with cancers of the lymph cells (lymphomas) in December 2000. A competitive award from the Small Business Innovative Research program of the National Institutes of Health sponsors development of this lymphoma product, in part. We also are developing PRETARGET(R) therapeutics that may be useful for the treatment of cancers of the lung, breast, ovary, colon, rectum and pancreas. Phase I PRETARGET(R) clinical trials in patients with pancreatic and other cancers of the gastrointestinal tract are expected to begin in 2001.

PRODUCTS

  Cancer and Its Treatment

     Cancer is second only to cardiovascular disease as a cause of death in the United States. The American Cancer Society estimates that approximately 1,220,000 new cases of cancer will be diagnosed in the United States in 2000, of which more than 50% are expected to be tumors of the lung, colon, breast and prostate. Cancer is a large group of diseases characterized by uncontrolled cell proliferation. Cancer cells have the tendency to dislodge from the sites where the tumors originate and spread to other parts of the body (a process called metastasis), where they invade and destroy the organs in which they are growing.

     Current treatments of cancer include surgery, external-beam radiation, chemotherapy, hormone therapy for some tumors and, more recently, certain biological agents such as interferons and antibodies. With some exceptions, chemotherapy is the primary therapy for tumors that have spread throughout the body. However, chemotherapy provides only modest benefits to patients with the most frequently occurring malignancies, such as lung, colon and breast cancers. Generally, relatively low benefit and considerable toxicity characterizes existing cancer therapy for these high-incidence tumors.

     Chemotherapy drugs are usually administered intravenously so that the drug can circulate throughout the body to reach the metastases. As chemotherapy drugs circulate, they kill cancer cells, but can also kill normal cells. Consequently, cancer patients receiving chemotherapy often suffer severe, sometimes life-threatening side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. Therefore, the optimal drug dose for killing cancer cells must often be reduced to avoid intolerable damage to normal cells and vital organs.

     We believe that improved cancer therapies will arise from one of two approaches:

     - inhibiting a process that is both unique and critical to the tumor; or

     - targeting more generally toxic agents preferentially to tumors.

     NeoRx's proposed STR and PRETARGET(R) product focus on the second approach.

  Skeletal Targeted Radiotherapy (STR)

     Multiple myeloma is a cancer involving the malignancy of plasma cells, which are found in the bone marrow. Current treatments for this disease have had limited success. With conventional chemotherapy, disease disappears completely (a complete response) in only about 15% of patients. The median survival of all myeloma patients is approximately 2-3 years from treatment. Over the last decade, high-dose chemotherapy with stem cell transplantation has been shown to be superior to conventional chemotherapy for multiple myeloma.

     Our proposed STR product uses a targeting principle to deliver a specific kind of radiation, holmium-166, to bone where it is designed to destroy both tumor cells and normal cells in the marrow. The patient then receives an infusion of cells harvested from the patient prior to exposure to treatment. These cells are designed to repopulate the bone marrow so that the patient can make normal red cells, white cells and platelets. We believe that STR may represent an important advancement in cancer therapy to deliver high doses of radiation to the bone and marrow cavity without simultaneously causing significant damage to multiple organs outside the bone.

     In mid-1998 NeoRx began phase I studies of STR combined with standard therapies in patients with multiple myeloma. In mid-2000 the Company completed patient enrollment on the phase I/II studies combining the highest STR dose tested with high dose melphalan, a chemotherapy drug. As of the end of 2000, 28 of 65 patients who had been evaluated achieved complete remission, defined as the absence of cancer cells in the bone marrow and the elimination of all signs of the characteristic mycelia protein as assessed by sensitive biochemical techniques.

     Two methods were used to calculate the average dosage to marrow in the phase I/II trials. Using the more conservative calculation, some patents in the high-dose STR groups received 40Gy and others received 48Gy. Of the 32 patients treated in these high-dose groups, 10 of 18 evaluated as of the end of 2000 had complete remission: three of six at the 40Gy does and seven of 12 at the 48 Gy dose. Our current phase III trial protocol uses the more conservative method
(40Gy) to calculate average dose to marrow.

     In September 2000, we initiated phase III clinical trials of our STR product for multiple myeloma. In November 2000, we suspended enrollment and treatment on our STR trials pending FDA review and receipt of FDA approval to proceed with those trials. Our STR trials were suspended because a delayed side effect, referred to as TTP/HUS (thrombotic thrombocytopenic purpura/hemolytic uremic syndrome), appeared in a number of phase I/II patients who received STR. TTP/HUS involves a combination of symptoms, including abnormal clotting of blood in small blood vessels. This can lead to anemia, a low platelet count that can result in bleeding, and potential damage to organs. Although relatively uncommon, TTP/HUS has many potential triggering causes, including food contamination, toxic shock syndrome, post-viral infection, bone marrow transplantation and drug effects. Each of the affected patients had at least two known potential triggers of TTP/HUS.

     We are in continuing communications with the FDA regarding the removal of our proposed STR product from clinical hold. Communications with the FDA to date have focused on:

     - the relevant factors for selecting a safe radiation dose, and

     - the accuracy of radiation dose calculations.

     The FDA has requested that we collect additional dosimetry data from patients to demonstrate the accuracy of the method we propose to use to calculate dose in our phase III STR trial. We expect to file a protocol for this study with the FDA shortly involving a limited number of patients. Our phase III STR trials may be delayed until this study is completed. The FDA has suggested that we analyze our patient data to determine the relevant factors for selecting a radiation dose that is likely to have the appropriate safety profile. Our current STR phase III protocol may be modified based upon this analysis. We currently cannot predict if, when or under what conditions we will be permitted to start our phase III STR trials.

     The actual period of the delay of our phase III clinical trials will depend on the additional time, if any, that the Company requires to conduct additional studies and institute any protocol changes requested by the

FDA. We cannot at this time predict the extent and potential costs of the delay or its effect on the Company's financial condition and results of operations or if, when and under what conditions the FDA will remove our STR product from clinical hold. See the discussion above under in the heading "Risk Factors" for additional discussion of this and other risks.

     As currently proposed, our pending STR phase III clinical trials are designed to compare the effectiveness and safety of STR combined with chemotherapy to chemotherapy alone. The proposed phase III study would be a multi-center, randomized open-label trial. The studies are designed to explore whether the addition of STR to high dose therapy will increase the number of complete responses without adding significant toxicity. The goal is to improve patient responses without increasing the side effects associated with high-dose therapy.

     In January 2000, we entered into an agreement with Pharmaceutical Product Development, Inc., which we call PPD, pursuant to which PPD will monitor our proposed STR phase III clinical study. As part of the agreement, PPD will provide NeoRx a $5 million credit line to help fund our phase III trial. We must repay any principal and interest for any credit drawn, but we are not under an obligation to use the credit line. If the credit line is used, principal and interest is not due until the STR product is approved by the FDA or abandoned by NeoRx. In return for the line of credit, we issued PPD a warrant to purchase NeoRx common stock at a premium to the price on the date of issue. As of March 30, 2001, no funds have been drawn on this line of credit.

     In January 2001, the Company and ABC Laboratories (Columbia, MO) extended their existing agreement for ABC Laboratories to manufacture NeoRx's STR product for the proposed phase III clinical trials in multiple myeloma. ABC Laboratories had supplied doses of STR for the phase I/II clinical trials and will continue to supply the doses needed for phase III. We have also entered into an arrangement with the University of Missouri research reactor facility group, also known as MURR, to produce holmium-166, the radioactive component of the STR product. MURR currently is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility.

     On March 20, 2001, we entered into an agreement to purchase certain radiopharmaceutical manufacturing assets of International Isotopes Inc. in Denton, Texas. Completion of the purchase is subject to a number of conditions of closing, including the settlement by International Isotopes of claims of certain creditors, receipt by International Isotopes of bank financing for its proposed future operations and delivery by International Isotopes of the assets free and clear of liens. To acquire the assets, we have agreed to pay $6 million in cash and to assume $6 million of restructured debt of International Isotopes. In addition, we have agreed to issue to International Isotopes a three-year warrant to purchase, at an exercise price of $10 per share, up to 800,000 shares of NeoRx common stock (the "warrant shares"). We have agreed to file a registration statement to register the warrant shares for resale after closing. In addition, we have committed to hire key employees of International Isotopes to assist us with our proposed operations in Denton. Many of the conditions of closing of the proposed transaction with International Isotopes depend upon actions of parties over which NeoRx has no control. As a result, there can be no assurance that such conditions will be satisfied on the date of closing, if at all. The asset purchase agreement can be terminated by either NeoRx or International Isotopes if the closing does not occur by April 30, 2001.

     The Denton facility is inspected and approved by the FDA, carries the required radiation licenses and access to technical expertise. As a result, we believe that acquiring the facility will address our manufacturing needs more quickly and efficiently than building our own plant.

     Subject to the receipt of FDA approval to restart our STR studies, we intend to explore additional uses for STR in cancer therapy. Most patients with metastatic prostate cancer, for example, have most of their tumor in the bone. For those patients in whom standard therapies with hormones no longer work, tumor in the bone results in pain, declining performance status, and death. We believe that administering STR, with or without additional chemotherapy, may cause a regression of the prostate cancer in the bone. A pilot phase I study to determine the feasibility of this approach is currently planned for 2002.

  Market Opportunity for STR

     There are approximately 15,000 new cases of multiple myeloma annually in North America, and an equal number in Europe. We estimate that about half these patients will not be appropriate candidates for our therapy due to overall health status. The Company believes that, at the Multiple Myeloma Workshop held in Stockholm (Sweden) in 1999, the consensus of the experts was that high-dose therapy requiring re-infusion of bone marrow stem cells is the preferred treatment for those multiple myeloma patients who can tolerate it.

     We believe that, if approved by the FDA for commercial sale, STR will principally be used in clinical centers conducting stem cell transplants. In North America, the majority of the transplants are performed at approximately 80 transplant centers. We currently estimate that approximately 25% (or twenty) of these centers will participate in the phase III clinical trials. Thus, multiple myeloma represents a concentrated market, allowing a small sales force and focused marketing effort to reach the eighty major transplant centers in the United States.

  PRETARGET(R) proprietary drug delivery platform for cancer therapies

     NeoRx is also developing a proprietary PRETARGET(R) technology program to deliver radiation therapy, and potentially other anti-cancer agents (such as drugs and cytokines), to tumor sites. This program employs monoclonal antibodies to target cancer cells. Antibodies are proteins produced by certain white blood cells in the body's immune system in response to antigens (foreign substances) such as viruses, bacteria, toxins and specific types of cancer cells. An antibody will recognize and bind specifically only to a single type of antigen. This quality makes antibodies potentially useful as "targeting vehicles" for the delivery of products to image or treat sites of disease.

     Radiation is known to kill cancer cells that are exposed to sufficiently large doses. In the conventional approach to radioimmunotherapy, the radiation is linked to the antibody that is then administered to patients. Because the antibody is a large molecule, the antibody and the linked radiation circulate for a long time through the bloodstream before eventually reaching the tumor. This prolonged circulation can cause "innocent bystander" toxicity to normal organs such as the bone marrow. Our PRETARGET(R) technology is designed to more efficiently locate the radiation on the tumor, reduce "innocent bystander" toxicity, and allow higher radiation doses to be safely administered than in conventional radioimmunetherapy.

     Our PRETARGET(R) technology takes advantage of the high binding affinity of two molecules: biotin and streptavidin. Because biotin is a small molecule, it travels rapidly through the bloodstream and penetrates the tumor site much faster than a large molecule such as an antibody. As a small molecule, it also exits the body rapidly. To endow biotin with selectivity for tumor tissue, we have genetically engineered fusion proteins consisting of an antibody fragment specific to the tumor of interest fused to streptavidin. The fusion protein is administered to the patient and allowed to accumulate at the tumor over a period of 24 - 48 hours. Since no radiation is attached to the fusion protein, there is no "innocent bystander" toxicity during this period of circulation. Binding of the fusion protein to tumor via the antibody portion results in the display of streptavidin on the tumor surface. Subsequent injection of a radioisotope linked to biotin results in rapid attachment to the pre-localized fusion protein and selective radiation of the patient's tumor. Any unbound radiation is rapidly eliminated through the kidneys. The selectivity of the PRETARGET(R) technology is further improved by injecting a "clearing agent" into the patient between the fusion protein and the radiobiotin. The clearing agent scavenges the fusion protein that is still in the bloodstream and removes it to the liver where it is metabolized and excreted. In January 2001, we received a US patent that covers our clearing agent.

  Lymphoma

     Lymphomas are cancers of the white blood cells (lymphocytes) in the body, and represent a variety of different disease entities. Non-Hodgkin's Lymphoma
(NHL) is one type of lymphoma. In 2000, there were about 57,000 new cases of NHL in the United States. The frequency of this disease is increasing at a rate of about 3% per year. NHL is a radiation-sensitive tumor, which is rarely curable with conventional chemotherapy. Recently developed immunotherapy products for the treatment of lymphoma have enjoyed considerable commercial success, despite the fact that they have not changed the natural history of the disease. NeoRx believes its PRETARGET(R) technology may be able to deliver high doses of radiation to NHL without requiring a bone marrow transplant. If so, this could constitute a major improvement in both the efficacy and cost of treatment for this disease.

     In 1998 and 1999, the Company conducted a clinical proof-of-concept in which we used an antibody selective for B-lymphocytes (the cells most often affected by NHL) in our PRETARGET(R) format to deliver a beta-emitting isotope, yttrium-90, to patients with NHL. This study, which was reported in 2000 in the journal Cancer Biotherapy and Radiopharmaceuticals, indicated that radiation doses up to at least three times the maximum tolerated dose of other radio labeled antibodies could be delivered safely using our PRETARGET(R) approach. We were also encouraged that six of the seven patients treated in this study demonstrated objective responses, including three complete responses.

     Based on these results, we proceeded to develop a proprietary fusion protein for NHL, and in December 2000, we began phase I clinical studies with this new agent. Preclinical data concerning this fusion molecule were published in the December 1, 2000 edition of the journal Cancer Research. A total of approximately 20 patients will be treated in the first group of patients, in which the dosage and timing of the different components of the product will be studied. Subsequently, groups of patients will receive escalating doses of the radiation component to determine the maximum tolerated dose. Development of the NHL fusion protein was partially funded by a competitive award from the Small Business Innovation Research program of the National Cancer Institute. We also expect to receive an additional $1.1 million over 2001 - 2002 from this program to fund part of the clinical development of the product.

  Carcinomas

     Carcinomas are solid tumors that arise from the epithelial cells lining such organs as lung, colon, breast, prostate and pancreas. Although these tumors are generally less sensitive to radiation than blood cell cancers (such as NHL), carcinomas are far more common. We began our application of PRETARGET(R) technology to carcinomas with the AVICIDIN(R) product. AVICIDIN(R) completed the phase I clinical trials in 1997. In these phase I trials tumor regression was observed in some patients following a single AVICIDIN(R) dose, including patients with advanced, bulky tumors. Phase II studies of AVICIDIN(R) were terminated when it became clear that the antibody used in that product was not sufficiently selective for tumor tissue relative to normal tissue, especially gut epithelium. We were unable to make this determination earlier because of the absence of an animal model expressing the antigen recognized by AVICIDIN(R).

     We believe, however, that the "PRETARGET(R) principle" was validated in these earlier studies inasmuch as radiation was successfully targeted to those tissues that expressed the antigen recognized by AVICIDIN(R), and not to tissues that lacked the antigen and that higher radiation doses were tolerated by patients than had been previously using the conventional approach described above. To improve the performance of PRETARGET(R) for treatment of carcinomas, we began acquiring a library of antibodies from which to construct fusion proteins with better selectivity toward tumors. Although we believe that we have identified several appropriate fusion proteins, the lack of antigen-expressing animal models continues to make evaluation difficult outside of a clinical setting.

     We currently expect to begin phase I clinical trials of one of these fusion proteins in 2001 in patients with pancreatic and other cancers of the gastrointestinal tract. We believe that PRETARGET(R) will be best applied to the treatment of carcinomas, not as a single agent, but in combination with radiation-sensitizing chemotherapy. Many of the chemotherapy agents commonly used to treat pancreatic and gastrointestinal cancers are also radiation-sensitizing agents, such as gemcitabine, 5-fluorouracil, irinotecan, and paclitaxel. In 2000 there were almost 30,000 new cases of pancreatic cancer and 130,000 new cases of colorectal cancer in the United States.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to protect its proprietary technology aggressively. We have filed applications for U.S. and foreign patents issued in our portfolio, covering numerous aspects of our technology. We currently have in excess of 100 issued U.S. patents.

     NeoRx has been awarded over 20 U.S. patents related to its PRETARGET(R) technology, and has additional U.S. and foreign applications pending. We also are the exclusive licensee of Stanford University's U.S., European and Japanese patents, which expand our PRETARGET(R) proprietary position.

     In addition, we are the exclusive worldwide licensee, except in Australia, of The Dow Chemical Company for NeoRx's STR product. Our STR portfolio includes the U.S. patents covering the STR product composition and its uses and corresponding patent coverage in most jurisdictions in the world.

     Risks associated with the protection of our patents and other proprietary technologies are described under the heading "Risk Factors" above. Pending or future applications of the Company or its collaborators will not necessarily result in issued patents. Moreover, the current patents owned by or licensed to the Company may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, un-patented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

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

     Under U.S. law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, the patents owned or licensed by the Company could be infringed or designed around by third parties, and third parties could obtain patents that the Company would need to license or design around.

     It is the Company's policy to respect the valid patent rights of others. We have obtained patent licenses from various parties covering technologies relating to our proposed products. We expect to enter into additional license agreements in the future with third parties for technologies that may be useful or necessary for the development and or manufacture of the our products. We anticipate that such licenses, if any, will be available on commercially reasonable terms. If such licenses are not available, we may be unable to design around necessary technology patented by others in a cost-effective manner, if at all.

COMPETITION

     We face significant competition from emerging companies and established biotechnology, pharmaceutical and chemical companies. Many emerging companies, including IDEC Pharmaceuticals, Cytogen Corp. and Coulter Pharmaceuticals, have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by the Company. In addition, a number of established pharmaceutical companies, including SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to cancer therapy. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of the Company.

     We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technology. These institutions are becoming increasingly aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

     Our cancer therapy products under development are designed for the treatment of metastatic cancer or where there is a very high statistical risk that the cancer has spread. We anticipate that the principal competition in this type of cancer treatment will come from existing chemotherapy, hormone therapy and biological therapies that are designed to treat the same cancer stage. We are initially focusing our STR product on the treatment of multiple myeloma. Celgene Corporation's thalidomide product is being sold for multiple myeloma, and Cell Therapeutics, Inc.'s arsenic trioxide also is being tested in that disease.

     Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new disease treatment or prevention products could render our technology and products under development less competitive, uneconomical or obsolete.

     Timing of market introduction and health care reform, both uncertainties, will affect the competitive position of our potential products. We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third party reimbursement, price, and patent protection.

GOVERNMENT REGULATION AND PRODUCT TESTING

     The manufacture and marketing of our proposed products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval within this regulatory framework take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

     The steps required before a pharmaceutical product may be marketed in the United States include:

     - preclinical laboratory tests, in vivo preclinical studies and formulation studies;

     - The submission to the FDA of an Investigational New Drug Application, commonly referred to an IND, which must become effective before clinical trials can commence;

     - Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

     - The submission of a Biologic License Application or New Drug Application to the FDA; and

     - FDA approval of the Biologic License Application or New Drug Application prior to any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice regulations, also called cGMP, which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

     Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the proposed product. Laboratories that comply with the FDA regulations regarding Good Laboratory Practice must conduct preclinical safety tests. The results of the preclinical studies are submitted to the FDA as part of an IND and are reviewed by the FDA prior to commencement of clinical trials. Unless the FDA provides comments to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND does not assure FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA's Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board at the institution where the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In phase I, the drug is tested for:

     - safety (adverse effects);

     - dosage tolerance;

     - metabolism;

     - distribution;

     - excretion; and

     - pharmaco dynamics (clinical pharmacology).

     In phase II, a limited patient population is studied to:

     - determine the efficacy of the drug for specific, targeted indications;

     - determine dosage tolerance and optimal dosage; and

     - identify possible adverse effects and safety risks.

     If a compound is found to have potential efficacy and to have an acceptable safety profile in phase II clinical trials, phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. With respect to any of our proposed products subject to clinical trials, there can be no assurance that phase I, phase II or phase III studies will be completed successfully within any specific time period, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time if it determines that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a Biologic License Application, also called a BLA, or a New Drug Application, also called an NDA, for approval of the marketing and commercial shipment of the drug. The testing and approval processes are likely to require substantial cost, time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA or an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post market testing and surveillance to monitor the safety of the product. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for BLA or NDA approval is the requirement that the prospective manufacturers' quality control and manufacturing procedures conform to cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

EMPLOYEES

     As of March 23, 2001, the Company had 68 full-time employees and four part-time employees, 13 of whom hold Ph.D. degrees and one of whom holds an M.D. degree. Of this number, 57 employees were engaged in research, development and manufacturing activities and 15 were employed in general administration.

     We consider our relations with employees to be good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company occupies approximately 36,000 square feet of office, laboratory and manufacturing space at 410 West Harrison Street, Seattle, Washington, under a lease that expires May 31, 2006. In July 2000, we entered into a facilities sublease agreement with F-5 Networks for approximately 28,854 additional square feet of office space located at 501 Elliot Avenue West Building 3, Floor 2, under a lease agreement that expires November 30, 2003.

     We believe that our facilities are in good condition and are adequate for all present uses. A portion of our facilities is used for pilot manufacturing to produce certain of our products under development for clinical trials. We believe that the production capacity of our pilot facility is adequate to satisfy our phase I/II clinical trial requirements. The facility passed an FDA inspection for these purposes in 1993 and a Washington State Board of Pharmacy inspection in 1996.

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

                                                              HIGH      LOW
                                                             ------    ------
2000
First Quarter..............................................  $70.00    $ 3.50
Second Quarter.............................................   20.25      9.63
Third Quarter..............................................   26.25     14.63
Fourth Quarter.............................................   25.81      4.25
1999
First Quarter..............................................  $ 2.75    $ 1.34
Second Quarter.............................................    2.38      1.00
Third Quarter..............................................    2.19      1.50
Fourth Quarter.............................................    4.88      1.13

     There were approximately 861 shareholders of record as of February 28, 2001. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

     The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

     Warrants. In connection with an agreement with a company for investor relations services, the Company on February 1, 2000, issued four two-year warrants to purchase an aggregate of 80,000 shares of common stock at exercise prices ranging from $6.00 to $9.00. The warrants expire in 2002. In connection with a line of credit agreement, the Company on February 2, 2000, issued one four-year warrant to purchase 75,000 shares of common stock at an exercise price of $6.7734. The warrant will expire in 2004. In connection with an agreement with a company for investor relations services, the Company on October 14, 1999, issued one five-year warrant to purchase 150,000 shares of common stock at an exercise price of $1.6875. The warrant will expire in 2004. In each case above, the warrant was issued in reliance on Section 4(2) of the Securities Act of 1933. The purchaser represented, in connection with the purchase of the warrant, that it was an accredited investor as defined in Regulation D under the Securities Act.

     Private Placements of Common Stock. On April 14, 2000, NeoRx issued a total of 1,727,045 shares of its common stock to a total of 11 purchasers and received net proceeds of $17,978,967. On August 25, 2000, NeoRx issued a total of 2,450,000 shares of its common stock to a total of 8 purchasers and received net proceeds of $35,627,500. The shares in both of these transactions were issued in reliance on Section 4(2) of the Securities Act. All purchasers in each transaction represented, in connection with the purchase of its shares, that it was an accredited investor as defined in Regulation D under the Securities Act. The Company has filed Registration Statements on Form S-3 to register the shares issued for resale by the purchaser. Adams Harkness & Hill acted as the placement agent in both of these offerings and received aggregate commissions of $1,814,406. In addition, Roth Capital acted as a placement agent in the April 14, 2000 private placement and received commissions of $237,469.

     The Company intends to use the net proceeds from the transactions described above to advance its research and development programs, including its STR and PRETARGET(R) product candidates, as well as for other general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  2000       1999      1998      1997       1996
                                                --------   --------   -------   -------   --------
STATEMENT OF OPERATIONS DATA:
Revenues......................................  $  3,549   $    591   $ 9,087   $10,352   $  4,784
Operating expenses............................    21,594     15,354    15,378    14,647     14,763
Loss from operations..........................   (18,045)   (14,763)   (6,291)   (4,295)    (9,979)
Net loss......................................   (11,402)   (11,951)   (4,449)   (2,550)    (9,001)
Net loss applicable to common shareholders....   (11,905)   (12,459)   (4,975)   (5,619)   (10,685)
Net loss per common share -- basic and
  diluted.....................................  $  (0.50)  $  (0.59)  $ (0.24)  $ (0.31)  $  (0.68)
Weighted average common shares outstanding --
  basic and diluted...........................    23,853     21,009    20,907    18,065     15,604
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $  8,389   $  3,752   $ 1,910   $ 1,949   $  2,945
Investment securities.........................    49,189     15,289    28,242    31,760     15,322
Working capital...............................    59,315     16,664    28,807    33,775     17,523
Total assets..................................    64,458     20,765    32,441    36,321     20,510
Long-term debt................................        --         --     1,195     1,199      1,242
Shareholders' equity..........................  $ 62,245   $ 17,822   $29,044   $33,368   $ 17,079

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of results of operations, liquidity and capital resources, contains forward-looking statements that involve risks and uncertainties. As described in the "Cautionary Statement Regarding Forward Looking Statements" at the beginning of this report, NeoRx's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed herein and in the section entitled "Risk Factors."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH DECEMBER 31, 1999

     The Company's revenues for 2000 totaled $3.5 million, which included $3.1 million from licensing agreements and $0.4 million from government grants. The majority of the revenue in 2000 is from Theseus Corporation and Angiotech Pharmaceuticals, Inc. for non-strategic patent licensing agreements entered into in 1998. The Company's revenues for 1999 totaled $0.6 million, which consisted primarily of license fees. The Company does not have any significant revenue sources that will continue into 2001.

     The Company's total operating expenses were $21.6 million for 2000 and $15.4 million for 1999. Research and development expenses increased 39% from $11.5 million in 1999 to $16.0 million in 2000. The increase in research and development expenses was primarily due to increased costs for patient therapy, clinical trial expenses and manufacturing development relating to the Company's Skeletal Targeted Radiotherapy project, which we call STR. Research and development expenses for the Company's PRETARGET(R) project also increased in 2000, primarily due to costs associated with our PRETARGET(R) Lymphoma phase I/II study. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made by NeoRx to third parties. During 2000, the Company received $0.4 million in reimbursements. In 1999, reimbursements from collaborative agreements totaled $0.3 million. General and administrative expenses increased 44% to $5.6 million in 2000 compared to $3.9 million in 1999. The increase in general and administrative expenses is principally due to increased expenses for personnel, outside consulting services, recruiting and legal services.

     Other income in 2000 included a $2.9 million gain on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc. during the first quarter of 2000 and a $0.5 million gain recorded from the receipt of stock of North American Scientific, Inc. from their acquisition of Theseus LTD. Other income for 1999 included $1.9 million from final payments under a prior agreement. Other income also included interest income for 2000 of $3.0 million compared to $1.0 million in 1999. The increase in interest income was primarily due to higher cash and investment balances due to the private sales of 4.2 million shares of newly issued common shares of the Company that generated $54 million in net proceeds.

     Preferred dividends were $0.5 million in 2000 and 1999. Preferred dividends in 2000 and 1999 are related to payment of dividends on Series 1 preferred stock.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

     The Company's revenues for 1999 totaled $0.6 million, and primarily consisted of license fees of $0.6 million from Theseus LTD. The Company's revenues for 1998 totaled $9.1 million, and consisted primarily of a milestone payment of $7.0 million from Janssen Pharmaceutica NV, also known as Janssen, a wholly owned subsidiary of Johnson & Johnson Inc., reflecting Janssen's decision to begin phase II trials of AVICIDIN(R), and license fees paid in the form of $1.4 million in cash and $0.7 million in stock from Nycomed Imaging AS, Theseus LTD, and Angiotech Pharmaceuticals, Inc. for the license of parts of NeoRx's non-strategic technology.

     The Company's total operating expenses for 1999 and 1998 were $15.4 million. In 1999, research and development expenses increased 11% from $10.3 million in 1998 to $11.5 million. The increase in research and development expenses was primarily due to increased costs for clinical trials for STR. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made by NeoRx to third parties. During 1999 the Company received $0.3 million in reimbursements. In 1998, reimbursements from collaborative agreements totaled $2.2 million. The decrease in reimbursements from collaborative agreements was caused by the termination of the Janssen agreement in the fourth quarter of 1998. General and administrative expenses decreased 11% to $3.9 million in 1999 compared to 1998. The decrease in general and administrative expenses is principally due to lower costs for recruiting and administrative personnel as a result of the Company's restructuring effort during the fourth quarter of 1998.

     Other income for 1999 included $1.9 million from final payments under a prior agreement. Other income also included interest income for 1999 of $1.0 million compared to $2.0 million in 1998. The decrease in interest income was primarily due to lower average cash and investment balances.

     Preferred dividends were $0.5 million in 1999 and 1998. Preferred dividends in 1999 and 1998 are related to payment of dividends primarily on Series 1 preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investment securities totaled $57.6 million at December 31, 2000. Cash increased during the second and third quarters of 2000 from the private sales of 4.2 million newly issued NeoRx common shares that generated approximately $53.6 million in net proceeds. Cash used in operating activities for 2000 totaled $17.0 million. Revenues and other income sources were not sufficient in 2000 to cover operating expenses.

     Cash used in investing activities for 2000 totaled $32.4 million. The Company invests excess cash in investment securities that will be used to fund future operating costs. During 2000, the Company also invested $2.0 million in equipment, furniture and leasehold improvements, primarily to support its research activities. As of December 31, 2000, the Company was committed to spending approximately $5.6 million pursuant to operating lease obligations through 2005.

     In February 2000, the Company sold the majority of its investment in Angiotech Pharmaceuticals, Inc. for $4.0 million. The carrying value of the investment was $1.1 million at December 31, 1999. In the first quarter of 2000, the Company established a line of credit with PPD, Inc., of up to $5.0 million to assist in funding its phase III trial of its STR product in development. The Company has not drawn funds on this line of credit to date.

     The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements through at least the second quarter of 2002. The Company's actual capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities (including whether our proposed acquisition of the International Isotopes facility is successful), competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. The Company intends to seek additional funding through arrangements with corporate partners, public or private equity financing, or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

RECENT DEVELOPMENTS

     On March 20, 2001, we entered into an agreement to purchase certain radiopharmaceutical manufacturing assets of International Isotopes Inc. in Denton, Texas. Completion of the purchase is subject to a number of conditions of closing, including the settlement by International Isotopes of claims of certain creditors, receipt by International Isotopes of bank financing for its proposed future operations and delivery by International Isotopes of the assets free and clear of liens. To acquire the assets, we have agreed to pay $6 million in cash and to assume $6 million of restructured debt of International Isotopes. In addition, we have agreed to issue to International Isotopes a warrant to purchase, at an exercise price of $10 per share, up to 800,000 shares of NeoRx common stock (the "warrant shares"). The warrants will expire in three years. We have agreed to file a registration statement to register the warrant shares for resale after closing. In addition, we have committed to hire key employees of International Isotopes to assist us with our proposed operations in Denton. Many of the conditions of closing of the proposed transaction with International Isotopes depend upon actions of parties over which NeoRx has no control. As a result, there can be no assurance that such conditions will be satisfied on the date of closing, if at all. The asset purchase agreement can be terminated by either NeoRx or International Isotopes if the closing does not occur by April 30, 2001.

     On March 21, 2001, we announced that we are in continuing discussions with the FDA regarding our proposed STR product. Our phase III multiple myeloma and other STR studies were placed on clinical hold in November 2000 by the FDA after some patients developed a serious delayed toxicity. Communications with the FDA have focused on the relevant factors for selecting a safe radiation dose and the accuracy of radiation calculations. The FDA has requested that we collect additional dosimetry data from patients to demonstrate the accuracy of the method we propose to use to calculate dose in our phase III STR trial. We expect to file a protocol for this study with the FDA shortly involving a limited number of patients. Our phase III STR trials may be delayed pending the completion of this study. The FDA suggested that we analyze the relevant factors to select a radiation dose with the appropriate safety profile. Our current STR phase III protocol may be modified by this analysis. We intend to continue to work diligently with the FDA to move development of the STR product forward.

     We also announced on March 21, 2001, that Douglas Given, MD, PhD, formerly the Chief Technology Officer of Mallinckrodt, Oye Olukoton, MD, formerly the Chief Medical Officer of Mallinckrodt, and Ray Schmelter, PhD, formerly Senior Director of Medical Affairs and Operations of Mallinckrodt, are consulting with the Company to support our operations, medical and regulatory functions. On that same date, we announced that Richard Anderson announced his intention to retire in twelve months. Mr. Anderson has stepped down from his positions as President and Chief Operating Officer of NeoRx and will focus on the proposed acquisition, transition and integration of the International Isotopes radiopharmaceutical facility.

     In addition, Carl Goldfischer, MD, formerly Chief Financial Officer of ImClone, Inc. and currently a director of NeoRx, has agreed to serve as a strategic and financial consultant to NeoRx.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, also known as SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is required to be adopted on January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 on January 1, 2001 will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

INTEREST RATE RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2000, the Company owns government debt instruments in the amount of $15.3 million and corporate debt securities in the amount of $40.5 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years. The Company has approximately $19,400,000 of corporate debt securities and $6,000,000 of federal government and agency securities that had maturity dates greater than one year at December 31, 2000. Of the investments with maturity dates greater than one year at December 31, 2000, $24,400,000 mature in 2002 and $1,000,000 mature in 2003.

INVESTMENT RISK

     The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income -- unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At December 31, 2000, the Company owned such corporate equity securities in the amount of $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants....................    25
Balance Sheets -- December 31, 2000 and 1999................    26
Statements of Operations -- For the Years Ended December 31,
  2000, 1999 and 1998.......................................    27
Statements of Shareholders' Equity -- For the Years Ended
  December 31, 2000, 1999 and 1998..........................    28
Statements of Cash Flows -- For the Years Ended December 31,
  2000, 1999 and 1998.......................................    29
Notes to Financial Statements...............................    30

     All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
NeoRx Corporation

     We have audited the accompanying balance sheets of NeoRx Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington
January 26, 2001,
except as to note 18, which is as of March 20, 2001

                               NEORX CORPORATION

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets:
Cash and cash equivalents...................................  $   8,389    $   3,752
Investment securities.......................................     49,189       15,289
Notes receivable............................................      2,617          134
Prepaid expenses and other current assets...................      1,333          432
                                                              ---------    ---------
          Total current assets..............................     61,528       19,607
                                                              ---------    ---------
Facilities and equipment, at cost:
Leasehold improvements......................................      3,283        3,283
Equipment and furniture.....................................      6,152        5,040
                                                              ---------    ---------
                                                                  9,435        8,323
Less: accumulated depreciation and amortization.............     (7,791)      (7,405)
                                                              ---------    ---------
  Facilities and equipment, net.............................      1,644          918
                                                              ---------    ---------
Other assets, net...........................................      1,286          240
                                                              ---------    ---------
          Total assets......................................  $  64,458    $  20,765
                                                              =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $   1,702    $     819
Accrued liabilities.........................................        511          929
Current portion of convertible subordinated debentures......         --        1,195
                                                              ---------    ---------
          Total current liabilities.........................      2,213        2,943
                                                              ---------    ---------
Commitments, contingencies and subsequent event
Shareholders' equity:
Preferred stock, $.02 par value, 3,000,000 shares
  authorized:
  Convertible preferred stock, Series 1, 205,340 and 208,240 shares issued and outstanding at December 31, 2000 and
     1999, respectively (entitled in liquidation to $5,176
     and $5,248 at December 31, 2000 and 1999,
     respectively)..........................................          4            4
Common stock, $.02 par value, 60,000,000 shares authorized,
  26,197,699 and 21,073,235 shares issued and outstanding,
  at December 31, 2000 and 1999, respectively...............        524          421
Additional paid-in capital..................................    220,702      164,151
Accumulated deficit.........................................   (159,001)    (147,096)
Accumulated other comprehensive income -- unrealized gain on
  investment securities.....................................         16          342
                                                              ---------    ---------
          Total shareholders' equity........................     62,245       17,822
                                                              ---------    ---------
          Total liabilities and shareholders' equity........  $  64,458    $  20,765
                                                              =========    =========

              See accompanying notes to the financial statements.

                               NEORX CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenues....................................................  $  3,549    $    591    $ 9,087
                                                              --------    --------    -------
Operating expenses:
Research and development....................................    15,989      11,462     10,325
General and administrative..................................     5,605       3,892      4,394
Restructuring expense.......................................        --          --        659
                                                              --------    --------    -------
          Total operating expenses..........................    21,594      15,354     15,378
                                                              --------    --------    -------
Loss from operations........................................   (18,045)    (14,763)    (6,291)
                                                              --------    --------    -------
Other income (expense):
  Other income..............................................       471       1,900         --
  Realized gain on sale of securities.......................     3,353          --         --
  Interest income...........................................     2,986       1,029      1,972
  Interest expense..........................................      (167)       (117)      (130)
                                                              --------    --------    -------
Net loss....................................................   (11,402)    (11,951)    (4,449)
Preferred stock dividends...................................      (503)       (508)      (526)
                                                              --------    --------    -------
Net loss applicable to common shares........................  $(11,905)   $(12,459)   $(4,975)
                                                              ========    ========    =======
Net loss per common share -- basic and diluted..............  $   (.50)   $   (.59)   $  (.24)
                                                              ========    ========    =======
Weighted average common shares outstanding -- basic and
  diluted...................................................    23,853      21,009     20,907
                                                              ========    ========    =======

              See accompanying notes to the financial statements.

                               NEORX CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          PREFERRED STOCK     COMMON STOCK
                                          ----------------   --------------                               ACCUMULATED
                                          NUMBER             NUMBER           ADDITIONAL                     OTHER        SHARE-
                                            OF       PAR       OF      PAR     PAID-IN     ACCUMULATED   COMPREHENSIVE   HOLDERS'
                                          SHARES    VALUE    SHARES   VALUE    CAPITAL       DEFICIT        INCOME        EQUITY
                                          -------   ------   ------   -----   ----------   -----------   -------------   --------
BALANCE, DECEMBER 31, 1997..............    214        4     20,707    414      162,612      (129,662)          --         33,368
Exercise of stock options and
  warrants..............................     --       --        141      3          479            --           --            482
Exchange of preferred stock for common
  stock.................................     (6)      --        138      3           (3)           --           --             --
Comprehensive loss:
  Net loss..............................     --       --         --     --           --        (4,449)          --         (4,449)
  Unrealized gain on investment
    securities..........................     --       --         --     --           --            --           68             68
                                                                                                                         --------
Total comprehensive loss................     --       --         --     --           --            --           --         (4,381)
                                                                                                                         --------
Preferred stock dividends...............     --       --         21     --          101          (526)          --           (425)
                                            ---       --     ------   ----     --------     ---------        -----       --------
BALANCE, DECEMBER 31, 1998..............    208        4     21,007    420      163,189      (134,637)          68         29,044
Exercise of stock options...............     --       --         66      1          105            --           --            106
Stock warrants issued for services......     --       --         --     --          450            --           --            450
Compensation expense on stock options...     --       --         --     --          407            --           --            407
Comprehensive loss:
  Net loss..............................     --       --         --     --           --       (11,951)          --        (11,951)
  Unrealized gain on investment
    securities..........................     --       --         --     --           --            --          274            274
                                                                                                                         --------
Total comprehensive loss................     --       --         --     --           --            --           --        (11,677)
                                                                                                                         --------
Preferred stock dividends...............     --       --         --     --           --          (508)          --           (508)
                                            ---       --     ------   ----     --------     ---------        -----       --------
BALANCE, DECEMBER 31, 1999..............    208        4     21,073    421      164,151      (147,096)         342         17,822
Common stock issued, net of offering
  costs of $2,141.......................     --       --      4,177     84       53,523            --           --         53,607
Common stock issued for services........     --       --          4     --           81            --           --             81
Exercise of stock options...............     --       --        940     19        2,138            --           --          2,157
Stock options and warrants issued for
  services and credit arrangement.......     --       --         --     --          786            --           --            786
Conversion of preferred stock...........     (3)      --          3     --           --            --           --             --
Conversion of subordinated debentures...     --       --          1     --           23            --           --             23
Comprehensive loss:
  Net loss..............................     --       --         --     --           --       (11,402)          --        (11,402)
  Unrealized gain on investment
    securities..........................     --       --         --     --           --            --           60             60
  Less: reclassification adjustment for
    gains included in income............     --       --         --     --           --            --         (386)          (386)
                                                                                                                         --------
Total comprehensive loss................     --       --         --     --           --            --           --        (11,728)
                                                                                                                         --------
Preferred stock dividends...............     --       --         --     --           --          (503)          --           (503)
                                            ---       --     ------   ----     --------     ---------        -----       --------
BALANCE, DECEMBER 31, 2000..............    205       $4     26,198   $524     $220,702     $(159,001)       $  16       $ 62,245
                                            ===       ==     ======   ====     ========     =========        =====       ========

              See accompanying notes to the financial statements.

                               NEORX CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(11,402)   $(11,951)   $(4,449)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization.............................       514         356        427
  Gain on sale of securities................................    (3,353)         --         --
  Stock and warrants received for license fees..............      (471)         --       (690)
  Common stock issued for services..........................        81          --         --
  Stock options and warrants issued for services............       486         450         --
  Compensation expense on employee stock options............        --         407         --
  (Increase) decrease in notes receivable...................    (2,483)        (42)        20
  (Increase) decrease in prepaid expenses and other
     assets.................................................      (875)        405        742
  Increase (decrease) in accounts payable...................       883          63        (44)
  Increase (decrease) in accrued liabilities................      (418)       (263)       281
  Increase (decrease) in deferred revenue...................        --        (250)       250
                                                              --------    --------    -------
  Net cash used in operating activities.....................   (17,038)    (10,825)    (3,463)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment
     securities.............................................    54,431      27,662     70,820
  Purchases of investment securities........................   (84,833)    (14,435)   (66,544)
  Facilities and equipment purchases........................    (2,012)       (154)      (866)
                                                              --------    --------    -------
  Net cash provided by (used in) investing activities.......   (32,414)     13,073      3,410
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations....................        --          (4)       (43)
  Repayment of subordinated debentures......................    (1,172)         --         --
  Proceeds from stock options exercised.....................     2,157         106        482
  Preferred stock dividends.................................      (503)       (508)      (425)
  Proceeds from issuance of common stock....................    53,607          --         --
                                                              --------    --------    -------
  Net cash provided by (used in) financing activities.......    54,089        (406)        14
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents........     4,637       1,842        (39)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................     3,752       1,910      1,949
                                                              --------    --------    -------
  End of year...............................................  $  8,389    $  3,752    $ 1,910
                                                              ========    ========    =======

            See the accompanying notes to the financial statements.

                               NEORX CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     NeoRx Corporation develops innovative biopharmaceutical products designed to improve treatments for patients with cancer.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents. All highly liquid investments with a remaining maturity of three months or less when purchased, are considered to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consisted primarily of federal government and agency securities and corporate debt securities totaling $6,906,000 and $1,736,000, respectively.

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

     Research and Development Revenues and Expenses. Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, also known as SAB 101, "Revenue Recognition in Financial Statements," non-refundable upfront technology license fees, where the company is providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs.

     Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining development period. The Company adopted SAB 101 on October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements. Prior to the adoption of SAB 101, revenue was recognized for milestone payments upon the attainment of a specified event. Other payments for technology or licensing fees were recognized as revenue when payment was received, unless subject to a contingency, which resulted in the deferral of revenue. Research and development costs are expensed as incurred. It is the Company's practice to offset third party collaborative reimbursements received as a reduction of research and development expenses. Third party reimbursements for 2000, 1999 and 1998 were $367,640, $276,127, and $2,186,616, respectively.

     Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, which is more likely than not expected to be realized.

     Fair Value of Financial Instruments. The Company has financial instruments consisting of cash, cash equivalents, investment securities, notes receivable, note from officer and accounts payable. All of the Company's financial instruments, based on current market indicators or quotes from brokers, approximate their carrying amount.

     Investment Securities. The Company considers all investment securities as available-for-sale. All securities are carried at fair value. The Company does not invest in derivative financial instruments. Unrealized gains and losses on investment securities are reported as a component of comprehensive income or loss and classified as accumulated other comprehensive income or loss -- unrealized gain on investment securities in shareholders' equity.

                               NEORX CORPORATION

     Segment Reporting. The Company has one operating business segment. Revenues consist almost entirely of fees received under license agreements. Expenses incurred are reported according to their nature. No further segment segregation is considered meaningful.

     Comprehensive Loss. The Company's comprehensive loss for 2000, 1999, and 1998 consisted of net loss and unrealized gain on investment securities.

     Facilities and Equipment. Facilities and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of five to seven years for equipment and furniture and three years for computer equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the terms of the leases.

     Net Loss Per Common Share. Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. Calculations of basic and diluted loss per share for 2000, 1999 and 1998 were the same, because including the effect of potential common shares would be antidilutive. The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the years indicated because their effect would be antidilutive.

                                            2000          1999          1998
                                         ----------    ----------    ----------
Common stock options...................   3,156,050     3,629,133     3,334,916
Weighted average exercise price per
  share................................  $     5.16    $     2.56    $     2.81
Common stock warrants..................     305,000       150,000            --
Weighted average exercise price per
  share................................  $     4.46    $     1.69            --

     In addition, 234,088 aggregate shares issuable upon conversion of the Company's preferred stock are not included in the calculation of diluted loss per share for 2000, and 283,712 aggregate shares issuable upon conversion of the Company's convertible subordinated debentures and its preferred stock are not included in the calculation of diluted loss per share for 1999 and 1998 because the effect of including such shares would have been antidilutive.

     Stock Issued to Employees. The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company amortizes compensation expense on fixed awards with pro rata vesting based on the straight-line method. The Company applies the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants.

     Reclassifications. Certain reclassifications were made to the 1999 financial statements to make them comparable with the 2000 presentation.

                               NEORX CORPORATION

     Concentration in the Available Sources of Supply of Materials. The Company is dependent on suppliers for the timely delivery of materials and services and may experience interruptions in supply. The Company has limited suppliers of the following materials at December 31, 2000:

     - commercial quantities of holmium-166, the form of radiation used in the Company's STR product, and yttrium-90, the form of radiation used in the Company's PRETARGET(R) program;

     - the chemical agent used in the Company's STR product to deliver holmium-166 to the bone; and

     - the antibodies and proteins used in the Company's PRETARGET(R) program.

     Sources of some of these materials are limited, and the Company may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed products.

     New Accounting Pronouncement. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of APB 25, "Accounting for Stock Issued to Employees" effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material impact on the Company's financial statements.

NOTE 3. INVESTMENT SECURITIES

     Investment securities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Federal government and agency securities.................  $15,340    $ 7,985
Corporate debt securities................................   33,595      6,227
Corporate equity securities..............................      254      1,077
                                                           -------    -------
                                                           $49,189    $15,289
                                                           =======    =======

     Unrealized gains and losses at December 31, 2000 are as follows (in thousands):

                                                          FAIR
                                           AMORTIZED     MARKET     UNREALIZED    UNREALIZED
                                           COST BASIS     VALUE       GAINS         LOSSES
                                           ----------    -------    ----------    ----------
Federal government and agency
  securities.............................   $15,287      $15,340       $ 53         $  --
Corporate debt securities................    33,415       33,595        183            (3)
Corporate equity securities..............       471          254         --          (217)
                                            -------      -------       ----         -----
                                            $49,173      $49,189       $236         $(220)
                                            =======      =======       ====         =====
Net unrealized gains.....................                              $ 16
                                                                       ====

                               NEORX CORPORATION

     Unrealized gains and losses at December 31, 1999 are as follows (in thousands):

                                                          FAIR
                                           AMORTIZED     MARKET     UNREALIZED    UNREALIZED
                                           COST BASIS     VALUE       GAINS         LOSSES
                                           ----------    -------    ----------    ----------
Federal government and agency
  securities.............................   $ 8,012      $ 7,985       $ --          $(27)
Corporate debt securities................     6,244        6,227         --           (17)
Corporate equity securities..............       691        1,077        386            --
                                            -------      -------       ----          ----
                                            $14,947      $15,289       $386          $(44)
                                            =======      =======       ====          ====
Net unrealized gains.....................                              $342
                                                                       ====

     Approximately $19,400,000 of corporate debt securities and $6,000,000 of federal government and agency securities had maturity dates greater than one year at December 31, 2000. Of the investments with maturity dates greater than one year at December 31, 2000, $24,400,000 mature in 2002 and $1,000,000 mature in 2003. All corporate debt securities and federal government and agency securities at December 31, 1999 matured within one year.

NOTE 4. NOTES RECEIVABLE

     The Company has various unsecured notes receivable resulting from licensing agreements, which includes a note for $2,500,000 bearing interest at 10% due in August 2001.

NOTE 5. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Compensation................................................  $437    $529
Severance...................................................     7     312
Other.......................................................    67      88
                                                              ----    ----
                                                              $511    $929
                                                              ====    ====

NOTE 6. LINE OF CREDIT

     In 2000, the Company established a line of credit with Pharmaceutical Product Development, Inc., also known as PPD, of up to $5,000,000 to assist in funding the Company's phase III trials of its STR product. Funds may be drawn at any time for clinical trial services and interest is payable on any unpaid balances at 16%. Principal and interest are payable in full in twenty-four equal monthly installments beginning thirty days after funds are drawn. The Company has not drawn funds on this line of credit to date. The line of credit terminates on the earlier of the second anniversary of the first draw date or on various other dates related to commitments completed or change in control of the Company. In connection with this line of credit agreement the Company issued a warrant to purchase 75,000 shares of Common Stock at an exercise price of $6.7734. The Company recorded the fair value of the warrants as a deferred cost within other assets, which will be amortized over the expected term of the line of credit. Based upon the Black-Scholes option-pricing model, the grant-date fair value of the warrant was $5.32 per share using assumptions of expected volatility of 112%, contractual warrant term of four years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrant expires in 2004.

                               NEORX CORPORATION

NOTE 7. LEASES

     The lease agreements for the Company's principal locations expire in 2003 and 2006. Total rent expense under operating leases was approximately $613,000, $591,000, and $555,000, for 2000, 1999 and 1998, respectively.

     Minimum lease payments as of December 31, 2000, are as follows (in thousands):

                                                             OPERATING
                           YEAR                               LEASES
                           ----                              ---------
2001.......................................................   $1,611
2002.......................................................    1,601
2003.......................................................    1,420
2004.......................................................      401
2005.......................................................      382
Thereafter.................................................      153
                                                              ------
          Total minimum lease payments.....................   $5,568
                                                              ======

NOTE 8. CONVERTIBLE SUBORDINATED DEBENTURES

     At December 31, 1999, the Company had $1,195,000 in principal of convertible subordinated debentures outstanding. The debentures were convertible at the option of the holder into the Company's common stock at a conversion price of $25.80 per share (par), subject to adjustment under certain conditions. Interest at 9 3/4% was payable semi-annually on June 1 and December 1. The debentures were redeemable, in whole or in part, at any time, at the option of the Company at par, together with accrued interest. The debentures were subordinated in right of payment to any outstanding senior indebtedness of the Company, as defined in the indenture. At the option of the holders of the debentures, $23,000 of debentures were converted into 890 common shares in 2000. In June 2000, the Company retired the remaining balance of $1,172,000 of the outstanding convertible subordinated debentures.

NOTE 9. SHAREHOLDERS' EQUITY

     Common Stock Transactions. During 2000, the Company generated approximately $53,607,000 in net proceeds from the private sales of 4,177,045 newly issued common shares of the Company. Also during 2000, the Company generated $2,157,278 in net proceeds from the issuance of 939,485 common shares related to the exercises of employee stock options. The Company issued 3,294 shares of common stock in exchange for 2,900 shares of Series 1 Convertible Preferred Stock, also known as Series 1 Preferred Stock, and issued 890 shares of common stock upon conversion of $23,000 of the Company's convertible subordinated debentures. The Company also issued 3,750 common shares for consulting services.

     During 1998, the Company issued 138,422 shares of common stock in exchange for 5,167 shares of Series 2 Convertible Preferred Stock, also known as Series 2 Preferred Stock, and 1,000 shares of Series 3 Convertible Preferred Stock, also known as Series 3 Preferred Stock. Dividends of $101,240 were also paid on the Series 2 Preferred Stock by issuing 21,038 shares of common stock.

     Preferred Stock Transactions. Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors, also known as the Board, payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of common stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances.

                               NEORX CORPORATION

     During 1998, 5,167 shares of Series 2 Preferred Stock were converted into 115,747 shares of Common Stock. As of December 31, 2000 and 1999, no Series 2 Preferred Stock remained outstanding.

     During 1998, 1,000 shares of Series 3 Preferred Stock were converted into 22,675 shares of common stock. As of December 31, 2000 and 1999, no Series 3 Preferred Stock remained outstanding.

     Shareholders' Rights Plan. The Company has adopted a Shareholders' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The Board declared a dividend to holders of the Company's common stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right, also known as the Right, for each outstanding share of the common stock. The Right is exercisable 10 days following the offer to purchase or the acquisition of a beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons. Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock, also known as Series A Preferred Stock, at a price of $40, subject to adjustment. The Rights expire in 2006. The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions. Each share of Series A Preferred Stock has 100 votes, and will vote with the common stock. Prior to the acquisition by a person or group of 20% of the outstanding common stock, the Board may redeem each Right at a price of $.001.

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

     The 1994 Plan, as amended in 2000, authorizes the Board or an Option Committee appointed by the Board to grant options to purchase a maximum of 4,500,000 shares of common stock. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant. Beginning in May 2000, option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date. Option grants for employees with less than one year of service and employees receiving promotions beginning in May 2000 become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48 per month over the following three years. As of December 31, 2000, there were 529,788 shares of common stock available for grant under the 1994 Plan.

     In connection with an agreement with a consultant in 2000 for clinical consulting services, the Company granted stock options to purchase 100,000 shares of Common Stock at an exercise price of $9.1875. The options vest 25% immediately, and 25% every six months thereafter. The fair value of the grant is being recorded as compensation expense over the period the services are provided by the consultant. Based upon the Black Scholes option-pricing model, the grant-date fair value of the options ranged from $7.81 to $7.93 per share using assumptions of expected volatility of 144%, expected option life of two years, expected dividend rate of zero and risk-free rates of interest of 6.5% to 6.6%. The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

                               NEORX CORPORATION

     In May 2000, the Company amended its stock option plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas the employee previously had three months to exercise such option. Compensation expense equal to the intrinsic value of an employee's option at the modification date will be recorded for employees that receive an extension of their options upon retirement.

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

     The Directors Plan authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 2000, there were no shares of Common Stock available for grant under the Directors Plan. Information relating to activity under the Company's stock option plans is as follows (in thousands, except per share data):

                                            2000                         1999                         1998
                                 --------------------------   --------------------------   --------------------------
                                                WEIGHTED                     WEIGHTED                     WEIGHTED
                                  NUMBER        AVERAGE        NUMBER        AVERAGE        NUMBER        AVERAGE
                                 OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of
  year.........................    3,629         $ 2.56         3,335         $2.81          3,148         $5.14
Granted........................      810          13.57           598          1.49          2,589          1.97
Exercised......................     (939)          2.30           (66)         1.60           (127)         3.25
Cancelled......................     (344)          5.38          (238)         3.70         (2,275)         5.06
                                   -----         ------         -----         -----         ------         -----
Outstanding at end of year.....    3,156         $ 5.16         3,629         $2.56          3,335         $2.81
                                   =====         ======         =====         =====         ======         =====
Exercisable at end of year.....    1,705         $ 3.51         2,118         $3.22            887         $5.31
                                   =====         ======         =====         =====         ======         =====

                               NEORX CORPORATION

     Information relating to stock options outstanding and exercisable at December 31, 2000 is as follows (in thousands, except per share data):

                                                     OPTIONS OUTSTANDING
                                          ------------------------------------------      OPTIONS EXERCISABLE
                                                        WEIGHTED                       --------------------------
                                                         AVERAGE         WEIGHTED                     WEIGHTED
                                           NUMBER       REMAINING        AVERAGE        NUMBER        AVERAGE
        RANGE OF EXERCISE PRICES          OF SHARES   LIFE IN YEARS   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
        ------------------------          ---------   -------------   --------------   ---------   --------------
$1.25 - $ 1.44..........................      474         8.11            $ 1.36           245         $ 1.36
        $ 1.60..........................    1,176         5.06              1.60           802           1.60
$1.63 - $ 9.19..........................      869         6.29              5.02           565           5.37
$9.25 - $21.75..........................      637         9.03             14.73            93          14.30
                                            -----         ----            ------         -----         ------
                                            3,156         6.66            $ 5.16         1,705         $ 3.51
                                            =====         ====            ======         =====         ======

     The fair value of each stock option granted is valued on the date of grant using the Black Scholes option-pricing model. During 2000, the weighted average grant-date fair value of stock options granted was $11.50 per share using assumptions of expected volatility of 144%, expected option lives of three years, expected dividend rate of zero and a risk-free rate of interest of 5.1%. During 1999, the weighted average grant-date fair value of stock options granted was $1.16 per share using assumptions of expected volatility of 112%, expected option lives of four years, expected dividend rate of zero and a risk-free rate of interest of 6.6%. During 1998, the weighted average grant-date fair value of stock options granted with an exercise price equal to the fair market value of the common stock was $2.01 per share using assumptions of expected volatility of 105%, expected option lives of four to six years, expected dividend rate of zero and a risk-free rate of interest of 4.7%. The weighted average grant-date fair value of repriced stock options in 1998 was $.89 per share using assumptions of expected volatility of 105%, expected option lives of four to five years, expected dividend rate of zero and a risk-free rate of interest of 4.7%.

     Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net Loss", "Net Loss Applicable to Common Shares" and "Net Loss Per Common Share" would have increased to the following pro forma amounts for 2000, 1999 and 1998 (in thousands, except per share data):

                                                        2000        1999       1998
                                                      --------    --------    -------
Net loss
  As reported.......................................  $(11,402)   $(11,951)   $(4,449)
  Pro forma.........................................   (13,799)    (13,967)    (5,819)
Net loss applicable to common shares
  As reported.......................................  $(11,905)   $(12,459)   $(4,975)
  Pro forma.........................................   (14,302)    (14,475)    (6,345)
Net loss per common share, basic and diluted
  As reported.......................................  $   (.50)   $   (.59)   $  (.24)
  Pro forma.........................................      (.60)       (.69)      (.30)

     Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Restricted Stock. The Company also has a Restricted Stock Plan (the "Restricted Stock Plan") under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, adopted in 1991, 250,000 shares are authorized for grant, of which 190,250 remain available for grant at December 31, 2000. There were 3,750

                               NEORX CORPORATION
shares granted without restrictions during 2000 for services. No restricted shares were granted in 1999 and 1998.

     Warrants. In connection with an agreement with a company in 2000 for investor relations services, the Company issued warrants to purchase 80,000 shares of Common Stock at exercise prices ranging from $6.00 to $9.00. The Company recorded an expense in the amount of $205,000 for the fair value of the warrants on the date the services were completed. Based upon the Black Scholes option pricing model, the grant-date fair values of the warrants ranged from $5.32 to $7.97 per share using assumptions of expected volatility of 112%, expected warrant lives of two years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrants expire in 2002.

     In connection with an agreement with a company in 1999 for investor relations services, the Company issued a warrant to purchase 150,000 shares of Common Stock at an exercise price of $1.6875. The Company recorded an expense in the amount of $450,000 for the fair value of the warrant on the date the services were completed. Based upon the Black Scholes option pricing model, the grant-date fair value of the warrant was $1.22 per share using assumptions of expected volatility of 112%, expected warrant life of five years, expected dividend rate of zero and a risk-free rate of interest of 6.6%. The warrant expires in 2004.

NOTE 10. REVENUES

     The Company recorded $1,975,000 of revenue in 2000 from a licensing agreement entered in 1998 with Theseus LTD concurrent with Theseus LTD's acquisition by North American Scientific, Inc. and management's determination that collectibility of contractual amounts due was reasonably assured.

     The Company entered into an agreement in August 1997 with Janssen Pharmaceutica NV, also known as Janssen, a wholly owned subsidiary of Johnson & Johnson Inc., for the worldwide development, manufacture and distribution of NeoRx's AVICIDIN(R) cancer therapy product. The Company received a $5,000,000 license fee in 1997, which was recorded as revenue in 1997, and rights to potential future milestone payments and royalties on product sales. In January 1998, the Company received a $7,000,000 milestone payment from Janssen, reflecting Janssen's decision to begin phase II trials of AVICIDIN(R) cancer therapy as part of the agreement entered into with Janssen in 1997. Janssen terminated this agreement on December 29, 1998.

     The Company received $1,900,000 in 1999 from final payments under a previous licensing agreement, which was recorded as other income.

NOTE 11. CASH FLOWS

     Interest paid by the Company was $49,000, $117,000, and $130,000, for 2000, 1999 and 1998, respectively. During 2000, $23,000 of subordinated debentures were converted into 890 shares of common stock. During 2000, the Company issued warrants valued at $300,000 in connection with the line of credit, which have been recorded as deferred costs within other assets.

                               NEORX CORPORATION

NOTE 12. FEDERAL INCOME TAXES

     Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Net operating loss carryforwards.......................  $ 26,865    $ 23,318
Research and experimentation credit carryforwards......     6,220       5,814
Capitalized research and development...................     5,732       1,725
Depreciation and amortization..........................       425         503
Other..................................................       748         727
                                                         --------    --------
  Deferred tax assets..................................    39,990      32,087
                                                         --------    --------
Deferred tax asset valuation allowance.................   (39,990)    (32,087)
                                                         --------    --------
  Net deferred taxes...................................  $     --    $     --
                                                         ========    ========

     The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $7,903,000, $4,000,000, and $5,617,000 in 2000, 1999 and 1998, respectively.

     The Company has net operating loss carryforwards of approximately $79,000,000 which expire from 2001 through 2020. Research and experimentation credits expire from 2001 to 2020. As a result of changes in ownership, the utilization of the Company's net operating loss carry forwards may be limited.

NOTE 13. RELATED PARTY TRANSACTIONS

     The Company's Chairman of the Board of Directors, Dr. Fred Craves, has a consulting agreement with the Company that provides that he shall be retained as a general advisor and consultant to the Company's management on all matters pertaining to the Company's business. In exchange for such services, he is compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses. Compensation payments under this agreement totaled $120,000 for each of the years 2000, 1999 and 1998. In addition, payments for travel and other expenses totaled approximately $29,900, $22,500 and $21,175 for 2000, 1999 and 1998, respectively.

     Dr. Craves is a founder of Bay City Capital BD, LLC, also known as BCC, a merchant bank focused on the life sciences industry. Another NeoRx director is on the business advisory board of BCC. The Company and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company pays a retainer fee of $50,000 in cash for each calendar quarter. The agreement also includes a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of consideration raised. Payments under this agreement totaled $50,000 for 2000. The balance payable at December 31, 2000 was $100,000.

     In connection with financial consulting services to be performed in 2001, a board director received stock option grants of 10,000 shares in December 2000 and 150,000 shares in January 2001. The 10,000 options granted in December 2000 vest in three monthly increments beginning in January 2001. The 150,000 options granted in January 2001 vest in eighteen monthly increments beginning in February 2001. Fair value of the option grants will be recorded as an expense over the period the services are to be performed.

     The Company has a demand note receivable from an officer with a balance of $60,875, and $82,338 at December 31, 2000 and 1999, respectively.

                               NEORX CORPORATION

NOTE 14. RESTRUCTURING EXPENSE

     In December 1998, the Company restructured its operations and reduced its workforce in all departments by 20 employees. The Company incurred a severance charge of $659,000 as a result of the restructuring. The accrued severance payable at December 31, 1998 was $504,000, which was paid in 1999.

NOTE 15. 401(k) PLAN

     The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan on a percentage of participants' contributions. The Company made contributions of $18,112, $19,367 and $24,386 for the years ended December 31, 2000, 1999 and
1998, respectively. The Company has no other post employment or postretirement benefit plans.

NOTE 16. UNAUDITED QUARTERLY DATA

     The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

                                               FIRST     SECOND      THIRD     FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              -------    -------    -------    -------
2000
Revenues....................................  $   149    $   727    $   684    $ 1,989
Operating expenses..........................    6,063      5,062      4,852      5,617
Net loss....................................   (2,366)    (3,855)    (3,450)    (1,731)
Net loss applicable to common shares........   (2,493)    (3,982)    (3,575)    (1,855)
Net loss per common share -- basic and
  diluted...................................     (.12)      (.17)      (.15)      (.06)
1999
Revenues....................................  $   413    $    47    $     3    $   128
Operating expenses..........................    3,346      3,721      3,779      4,508
Net loss....................................   (2,708)    (3,457)    (3,508)    (2,278)
Net loss applicable to common shares........   (2,835)    (3,584)    (3,635)    (2,405)
Net loss per common share -- basic and
  diluted...................................     (.13)      (.17)      (.17)      (.12)

NOTE 17. CONTINGENCY

     The Company is in continuing discussions with the FDA regarding their proposed STR product. The Company's phase III multiple myeloma and other STR studies were placed on clinical hold in November 2000 by the FDA after some patients developed a serious delayed toxicity. Communications with the FDA have focused on (1) the relevant factors for selecting a safe radiation dose and (2) the accuracy of radiation calculations. The FDA has requested that the Company collect additional dosimetry data from patients to demonstrate the accuracy of the method the Company proposed to use to calculate dose in the phase III STR trial.

NOTE 18. SUBSEQUENT EVENT

     On March 20, 2001, the Company entered into an agreement to purchase certain radiopharmaceutical manufacturing assets of International Isotopes Inc. in Denton, Texas. Completion of the purchase is subject to a number of conditions of closing, including the sale by International Isotopes of certain of its other assets to third parties, settlement by International Isotopes of claims of certain creditors, receipt by International Isotopes of bank financing for its proposed future operations and delivery by International Isotopes of the assets free and clear of liens. To acquire the assets, we have agreed to pay $6 million in cash and to assume

                               NEORX CORPORATION

$6 million of restructured debt of International Isotopes. In addition, the Company has agreed to issue to International Isotopes a warrant to purchase, at an exercise price of $10 per share, up to 800,000 shares of NeoRx common stock (the "warrant shares"). The warrant will expire in 3 years. The Company has agreed to file a registration statement to register the warrant shares for resale after closing. The asset purchase agreement can be terminated by either NeoRx or International Isotopes if the closing does not occur by April 30, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (b) Executive Officers. Information with respect to the Company's executive officers is set forth below.

                   NAME                     AGE            POSITION WITH THE COMPANY
                   ----                     ---            -------------------------
Paul G. Abrams, M.D., J.D. ...............  53    President, Chief Executive Officer and
                                                  Director
Karen Auditore-Hargreaves, Ph.D. .........  48    Vice-President, Research and Development
Becky J. Bottino..........................  52    Vice President, Operations
Melinda G. Kile...........................  44    Controller, Secretary and Chief Accounting
                                                  Officer

BUSINESS EXPERIENCE

     Dr. Paul G. Abrams is a co-founder of the Company, has been a Director since January 1985 and has been Chief Executive Officer since May 1990 and has been President since March 2001. Dr. Abrams holds M.D., J.D. and B.A. degrees from Yale University. He is a board-certified internist and medical oncologist and is an Affiliate Associate Professor in the Department of Radiology at the University of Washington.

     Karen Auditore-Hargreaves has been Vice President of Research and Development since May 1999. Prior to joining the Company, she was Vice President of Research, at CellPro, Inc and responsible for the development of products for the selection, activation and expansion of human hematopoietic cells. Prior to joining CellPro, Dr. Hargreaves held research management positions with Oculon Corporation, PATH and Genetic Systems Corporation. Dr. Hargreaves holds a Ph.D. in Genetics from the University of California, Davis and received her postdoctoral training at the Massachusetts Institute of Technology Center for Cancer Research. Her twenty years experience in the biotechnology industry includes drug and device development as well as in vitro diagnostics.

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

     Melinda G. Kile has been the Controller since January 1998, has been Chief Accounting Officer since February 2001, and has been Secretary since March 2001. She joined NeoRx from Perstorp Xytec, Inc., where she was Vice President and Chief Financial Officer from March 1996 to January 1998. Prior to joining Perstorp Xytec, Ms. Kile was Controller at Tree Top, Inc., and held a number of positions in finance and marketing from April 1983 through March 1996. Ms. Kile is a CPA and received a B.S. in Accounting from Central Washington University.

     (c) Compliance with Section 16(a) of the Exchange Act. The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001 filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001, filed with the Commission pursuant to
Section 14(a) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is detailed in the Notes to Financial Statements contained herein in the section captioned "Related Party Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements -- See Index to Financial Statements.

     (a)(2) Financial Statement Schedules -- Not applicable.

     (a)(3) Exhibits -- See Exhibit Index filed herewith.

     (b) Reports on Form 8-K --

        Form 8-K dated October 2, 2000, announcing initiation of STR phase III clinical trials in multiple myeloma

        Form 8-K dated November 8, 2000, relating to suspension of STR trials

        Form 8-K dated December 5, 2000, updating efficacy data on phase I/II STR trials.

     (c) Exhibits -- See Exhibit Index filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEORX CORPORATION
                                          (Registrant)

                                                  /s/ MELINDA G. KILE
                                          --------------------------------------
                                                     Melinda G. Kile
                                                        Controller
                                                 (Principal Financial and
                                              Accounting Officer, Secretary)

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                 /s/ PAUL G. ABRAMS                      President, Chief Executive     March 30, 2001
-----------------------------------------------------       Officer and Director
                   Paul G. Abrams                       (Principal Executive Officer)

                 /s/ FRED B. CRAVES                       Chairman of the Board of      March 30, 2001
-----------------------------------------------------             Directors
                   Fred B. Craves

                 /s/ JACK L. BOWMAN                               Director              March 30, 2001
-----------------------------------------------------
                   Jack L. Bowman

               /s/ E. ROLLAND DICKSON                             Director              March 30, 2001
-----------------------------------------------------
                 E. Rolland Dickson

               /s/ CARL S. GOLDFISCHER                            Director              March 30, 2001
-----------------------------------------------------
                 Carl S. Goldfischer

                /s/ ALAN A. STEIGROD                              Director              March 30, 2001
-----------------------------------------------------
                  Alan A. Steigrod

                                 EXHIBIT INDEX

                                                                           INCORPORATION
EXHIBIT                           DESCRIPTION                             BY REFERENCE TO
-------                           -----------                             ---------------
 3.1(a)   Restated Articles of Incorporation, dated April 29, 1996....        *
 3.1(b)   Articles of Amendment, dated March 31, 1997, to Restated
          Articles of Incorporation...................................        **
 3.1(c)   Articles of Amendment, dated August 8, 1997, to Restated
          Articles of Incorporation...................................      XXXXX
 3.2      Bylaws, as amended, of the registrant.......................      XXXXX
 4.1      Form of Indenture, dated as of June 1, 1989, between NeoRx
          Corporation and First Interstate Bank of Washington, N.A.,
          as Trustee..................................................       ***
10.1      Restated 1994 Stock Option Plan(++).........................        @
10.2      Lease Agreement for 410 West Harrison facility, dated
          February 15, 1996, between NeoRx Corporation and Diamond
          Parking, Inc................................................        #
10.3      Amendment No. 1, dated August 14, 2000, to Lease Agreement
          between NeoRx Corporation and Dina Corporation..............        X
10.4      1991 Stock Option Plan for Non-Employee Directors, as
          amended(++).................................................        =
10.5      1991 Restricted Stock Option Plan(++).......................      ******
10.6      Agreement, dated as of December 15, 1995....................    = = = = =
10.7      Consulting Agreement, dated as of July 7, 1993, between
          NeoRx Corporation and Dr. Fred Craves(++)...................        =
10.8      Amendment No. 4 to consulting agreement, dated July 1, 2000
          between NeoRx Corporation and Dr. Fred Craves(++)...........        X
10.9      Agreement, dated as of June 1, 1987, between NeoRx
          Corporation and the Board of Trustees of the Leland Stanford
          Junior University, as amended...............................       = =
10.10     Amendment No. 4, dated July 11, 1997, to Contract between
          NeoRx Corporation and the Board of Trustees of the Leland
          Stanford Junior University..................................        X
10.11     Indemnification Agreement(++)...............................        #
10.12     Form of Key Executive Severance Agreement(++)...............        ##
10.13     Officer Change in Control Agreement(++).....................      XXXXX
10.14     Key Executive Severance Agreement(++).......................      XXXXX
10.15     License Agreement, dated June 30, 1999, between NeoRx and
          The Dow Chemical Company....................................        ~
10.16     Credit Facility Agreement, dated February 3, 2000, between
          NeoRx Corporation and PPD...................................        ~~
10.17     Clinical Manufacture and Supply Agreement, dated February
          21, 2000, between NeoRx Corporation and International
          Isotopes, Inc. .............................................        ~~
10.18     Clinical Manufacture and Supply Agreement, dated September
          1, 2000, between NeoRx Corporation and ABC Labs.............       ~~~
10.19     Facilities Lease, dated July 24, 2000, between NeoRx
          Corporation and F5 Networks.................................       ~~~
10.20     Stock Option Agreement, dated December 19, 2000, between
          NeoRx Corporation and Carl S. Goldfischer(++)...............        X
10.21     Asset Purchase Agreement, dated March 20, 2001, between
          International Isotopes Inc. and NeoRx Corporation...........        X
10.22     Stock Option Agreement, dated January 17, 2001, between
          NeoRx Corporation and Carl S. Goldfischer(++)...............        X
10.23     Consulting Agreement, dated December 19, 2000, between NeoRx
          Corporation and Carl S. Goldfischer(++).....................        X
10.24     Consulting Agreement, dated November 6, 2000, between NeoRx
          Corporation and Douglass Given(++)..........................        X

                                                                           INCORPORATION
EXHIBIT                           DESCRIPTION                             BY REFERENCE TO
-------                           -----------                             ---------------
10.25     Stock Option Agreement, dated November 16, 2000, between
          NeoRx Corporation and Douglass Given(++)....................        X
23.1      Consent of KPMG LLP.........................................        X

---------------

* Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

** Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14,
             1997 and incorporated herein by reference.

*** Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-28545), effective May 31,
             1989 and incorporated herein by reference.

******       Filed as an exhibit to the Company's Annual Report on Form
             10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

= Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December
             13, 1993 and incorporated herein by reference.

== Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

===== Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

@ Filed as an exhibit to the Company's Registration Statement on Form S-8, filed July 31, 1997 and incorporated herein by reference.

# Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

## Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

X Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000.

XXXXX Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998.

~ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

~~ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

~~~ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

++           Management contract or compensatory plan.