Form 10-Q
period 2001-03-31
NEORX CORP
filed 2001-05-14
CIK 755806

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

                                Yes [X]   No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 7, 2001 there were outstanding 26,384,998 shares of the Company's Common Stock, $.02 par value.

                                TABLE OF CONTENTS

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I                        FINANCIAL INFORMATION                           PAGE
------                        ---------------------                           ----
Item 1.     Financial Statements:

            Balance Sheets as of March 31, 2001 and December 31, 2000          3

            Statements of Operations for the three months ended March 31,
            2001 and 2000                                                      4

            Statements of Cash Flows for the three months ended March 31,
            2001 and 2000                                                      5

            Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                            9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        27

PART II                         OTHER INFORMATION

Item 5.     Other Information                                                 28

Item 6.     Exhibits                                                          28

            Signature                                                         32

                                NEORX CORPORATION


BALANCE SHEETS
(in thousands, except share data)
(unaudited)                                                                            MARCH 31,      DECEMBER 31,
                                                                                          2001            2000
                                                                                       ---------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   8,812       $   8,389
  Investment securities                                                                   45,172          49,189
  Notes receivable                                                                         2,617           2,617
  Prepaid expenses and other current assets                                                1,295           1,333
                                                                                       ---------       ---------
     Total current assets                                                                 57,896          61,528
                                                                                       ---------       ---------

FACILITIES AND EQUIPMENT, at cost:
  Leasehold improvements                                                                   3,283           3,283
  Equipment and furniture                                                                  6,443           6,152
                                                                                       ---------       ---------
                                                                                           9,726           9,435
  Less: accumulated depreciation and amortization                                         (7,915)         (7,791)
                                                                                       ---------       ---------
     Facilities and equipment, net                                                         1,811           1,644
                                                                                       ---------       ---------

OTHER ASSETS, net                                                                          1,797           1,286
                                                                                       ---------       ---------
     Total Assets                                                                      $  61,504       $  64,458
                                                                                       =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $     934       $   1,702
  Accrued liabilities                                                                        733             511
                                                                                       ---------       ---------
     Total current liabilities                                                             1,667           2,213
                                                                                       ---------       ---------

SHAREHOLDERS' EQUITY
  Series preferred stock, $.02 par value, 3,000,000 shares authorized:
    Convertible exchangeable preferred stock, Series 1, 205,340 shares issued and outstanding at March 31, 2001 and December 31, 2000 (entitled in liquidation to $5,300 and $5,176 at March 31, 2001 and December 31, 2000,
    respectively)                                                                              4               4
  Common stock, $.02 par value, 60,000,000 shares authorized, 26,384,998 and
    26,197,699 shares issued and outstanding, at March 31, 2001 and
    December 31, 2000, respectively                                                          528             524
  Additional paid-in capital                                                             221,712         220,702
  Accumulated deficit                                                                   (162,707)       (159,001)
  Accumulated other comprehensive income -- unrealized
    gain on investment securities                                                            300              16
                                                                                       ---------       ---------
    Total shareholders' equity                                                            59,837          62,245
                                                                                       ---------       ---------
      Total liabilities and shareholders' equity                                       $  61,504       $  64,458
                                                                                       =========       =========

                               See accompanying notes to the financial statements.

                                NEORX CORPORATION


STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
REVENUE                                                 $  1,039       $    149
                                                        --------       --------

OPERATING EXPENSES:

  Research and development                                 3,920          4,526

  General and administrative                               1,566          1,537
                                                        --------       --------

    Total operating expenses                               5,486          6,063
                                                        --------       --------

Loss from operations                                      (4,447)        (5,914)

OTHER INCOME (EXPENSE):
  Interest income                                            813            267

  Realized gain on sale of securities                         85          3,310

  Interest expense                                           (32)           (29)
                                                        --------       --------

Net loss                                                $ (3,581)      $ (2,366)
                                                        ========       ========

Preferred stock dividends                                   (125)          (127)
                                                        --------       --------

Net loss applicable to common shares                    $ (3,706)      $ (2,493)
                                                        ========       ========

Net loss per common share -- basic and diluted          $   (.14)      $   (.12)
                                                        ========       ========

Weighted average common shares outstanding --
  basic and diluted                                       26,245         21,363
                                                        ========       ========

              See accompanying notes to the financial statements.

                                NEORX CORPORATION


STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $ (3,581)      $ (2,366)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                            156             85
    Gain on sale of securities                               (85)        (3,310)
    Common stock issued for services                          --             81
    Stock options and warrants issued for services           741            206
    Increase in prepaid expenses and other assets           (375)          (581)
    Increase (decrease) in accounts payable                 (768)           529
    Increase (decrease) in accrued liabilities                97           (358)
                                                        --------       --------

Net cash used in operating activities                     (3,815)        (5,714)
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities              17,100          6,775
Purchases of investment securities                       (12,714)        (5,624)
Facilities and equipment purchases                          (421)           (10)
                                                        --------       --------

Net cash provided by investing activities                  3,965          1,141
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock options and warrants exercised           273          1,775
                                                        --------       --------

Net cash provided by financing activities                    273          1,775
                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         423         (2,798)

CASH AND CASH EQUIVALENTS:

Beginning of period                                        8,389          3,752
                                                        --------       --------

End of period                                           $  8,812       $    954
                                                        ========       ========

              See accompanying notes to the financial statements.

                                NEORX CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

      In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000.

      The results of operations for the quarters ended March 31, 2001 and 2000 are not necessarily indicative of the expected operating results for the full year.

Note 2. Shareholders' Equity

      Changes in shareholders' equity from December 31, 2000 to March 31, 2001 are as follows (in thousands):

      Balance, December 31, 2000                                       $ 62,245
        Proceeds from stock options and warrants exercised                  273
        Stock options and warrants issued for services                      741
        Preferred stock dividends                                          (125)
        Net loss                                                         (3,581)
        Accumulated other comprehensive income -- unrealized gain on
          investment securities                                             284
                                                                       --------
      Balance, March 31, 2001                                          $ 59,837
                                                                       ========

Note 3. Loss per share

      The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Net loss                                                $ (3,581)      $ (2,366)
Less: preferred stock dividends                             (125)          (127)
                                                        --------       --------
Net loss applicable to common shares                    $ (3,706)      $ (2,493)
                                                        ========       ========

Weighted average common shares
 outstanding -- basic and diluted                         26,245         21,363
                                                        ========       ========

Net loss per common share -- basic and diluted          $   (.14)      $   (.12)
                                                        ========       ========

The denominator for diluted loss per share calculations for the quarters ended March 31, 2001 and 2000 excludes the effect of options to purchase additional shares of common stock because the share increments would be antidilutive. Excluded for the quarters ended March 31, 2001 and 2000 were 3,186,567 and 2,890,453 shares of common stock issuable under stock options, respectively.

      In addition, 234,088 and 237,394 shares of common stock issuable upon conversion of Series 1 Preferred Stock were not included in the calculation of diluted loss per share for the quarters ended March 31, 2001 and 2000, respectively, because the effect of including such shares would have been antidilutive. For the same reason, outstanding warrants to purchase 270,000 and 305,000 shares of common stock at March 31, 2001 and 2000, respectively, and 45,930 shares of common stock issuable upon conversion of the Company's convertible subordinated debentures for the quarter ended March 31, 2000 were excluded from the calculation.

Note 4. Comprehensive Loss

      The Company's comprehensive loss for the quarters ended March 31, 2001 and 2000 was $3,297,000 and $2,761,000, respectively. The comprehensive loss for the quarters ended March 31, 2001 and 2000 consisted of net loss of $3,581,000 and $2,366,000, respectively, and an unrealized gain on investment securities of $284,000 for the quarter ended March 31, 2001 and a net unrealized loss on investment securities of $395,000 for the quarter ended March 31, 2000.

Note 5. New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, also known as SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and was required to be adopted on January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 on January 1, 2001 did not have an impact on the Company's financial statements.

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

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000.

      Revenue for the quarter ended March 31, 2001 was $1,039,000 compared to $149,000 for the quarter ended March 31, 2000. Revenue for the quarter ended March 31, 2001 was primarily from government grants. The Company recognizes revenue from government grants as earned. Revenue for the quarter ended March 31, 2000 consisted primarily of licensing revenue from Theseus, Ltd., under an agreement licensing certain technology unrelated to NeoRx's primary product development programs.

      Total operating expenses for the quarter ended March 31, 2001 decreased 10% to $5,486,000 from $6,063,000 in the quarter ended March 31, 2000. Research and development expenses for the quarter ended March 31, 2001 decreased 13% to $3,920,000 from $4,526,000 for the same time period in 2000. The decrease in research and development expenses is primarily the result of lower clinical trial costs. NeoRx's proposed Skeletal Targeted Radiotherapy product, which we call STR, has been placed on clinical hold with the US Food and Drug Administration.

      General and administrative expenses for the quarter ended March 31, 2001 were $1,566,000 versus $1,537,000 for the quarter ended March 31, 2000.

      Other income for the first quarter of 2001 was $866,000 compared to $3,548,000 for the first quarter of 2000. Other income included interest income for the first quarter of 2001 of $813,000 compared to $267,000 for the first quarter of 2000. The increase in interest income is due to a higher balance of investment securities. Other income for the first quarter of 2000 also included $3,310,000 of realized gains on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc.

Liquidity and capital resources.

      Cash and investment securities as of March 31, 2001 were $53,984,000 compared to $57,578,000 at December 31, 2000.

      The Company has available a line of credit with PPD, Inc., of up to $5,000,000 to assist in funding its pending phase III trial of its proposed STR product. The Company has not drawn funds on this line of credit to date.

      On April 19, 2001, the Company completed its purchase from International Isotopes Inc. of a radiopharmaceutical manufacturing plant and certain other related assets in Denton, Texas. To acquire the facility and related assets, the Company paid $6,000,000 in cash and assumed $6,000,000 of restructured debt of International Isotopes. Of the $6,000,000 in cash paid, approximately $700,000 had been previously advanced and was included in notes receivable at December 31, 2000.

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

Recent Developments.

      On April 19, 2001, the Company completed its purchase from

International Isotopes Inc. of a radiopharmaceutical manufacturing plant and certain other related assets in Denton, Texas. The facility acquired has achieved cGMP, or current Good Manufacturing Practices, status and has qualified for issuance of appropriate radiation permits from the State of Texas. The Company has hired certain former employees of International Isotopes to serve on the Company's radiopharmaceutical manufacturing team at the facility. The Company intends to use the facility primarily to produce its STR and other products in development. Additionally, the Company intends to explore certain select opportunities to provide manufacturing contract services to third parties. To acquire the facility and related assets, the Company paid $6,000,000 in cash and assumed $6,000,000 of restructured debt of International Isotopes. In addition, the Company issued to International Isotopes a three-year warrant to purchase up to 800,000 shares of NeoRx common stock at a purchase price of $10 per share. The Company has agreed to file a registration statement to register the warrant shares for resale upon satisfaction of certain conditions.

      On March 21, 2001, the Company announced that it was in continuing discussions with the FDA regarding its proposed STR product. The Company's phase III multiple myeloma and other STR studies were placed on clinical hold in November 2000 by the FDA after some patients developed a serious delayed toxicity. Communications with the FDA have focused on the relevant factors for selecting a safe radiation dose and the accuracy of radiation calculations. The FDA has requested that the Company collect additional dosimetry data from patients to demonstrate the accuracy of the method the Company proposes to use to calculate dose in its phase III STR trial. The Company has submitted a proposed protocol for this study with the FDA. The Company's phase III STR trials will be delayed pending the completion of this study. The FDA suggested that the Company analyze the relevant factors to select a radiation dose with the appropriate safety profile. The Company's current STR phase III protocol may be modified by this analysis. The Company intends to continue to work diligently with the FDA to move development of the STR product forward.

      The Company also announced on March 21, 2001, that Douglas Given, MD, PhD, formerly the Chief Technology Officer of Mallinckrodt, Oye Olukoton, MD, formerly the Chief Medical Officer of Mallinckrodt, and Ray Schmelter, PhD, formerly Senior Director of Medical Affairs and Operations of Mallinckrodt, are consulting with the Company to support its operations, medical and regulatory functions. On that same date, the Company announced that Richard Anderson announced his intention to retire in twelve months. Mr. Anderson has stepped down from his positions as President and Chief Operating Officer of the Company and will focus on the transition and integration of the Denton, Texas radiopharmaceutical facility.

Paul G. Abrams now serves as President in addition to his previous position as Chief Executive Officer of the Company.

      In addition, Carl Goldfischer, MD, formerly Chief Financial Officer of ImClone, Inc., and currently a director of NeoRx, has agreed to serve as a strategic and financial consultant to NeoRx.

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

WE HAVE A HISTORY OF OPERATING LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

      We have not been profitable for any year since our formation in 1984. As of March 31, 2001, we had an accumulated deficit of $163 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL, AND OUR FUTURE ACCESS TO CAPITAL IS UNCERTAIN.

      It is expensive to develop cancer therapy products and conduct clinical trials for these products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of different cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

   -  To fund operations

   -  To continue the research and development of our therapeutic products

   -  To commercialize our proposed products.

      We believe that our existing funds will be sufficient to satisfy our financing requirements through at least the second quarter of 2002. However, we may need additional financing within this time frame depending on a number of factors, including the following:

   - The rate of progress and costs of our research and development and clinical trial activities

   -  The costs of developing manufacturing operations

   - The costs of developing marketing operations, if we undertake those activities

   - The amount of milestone payments we might receive from potential collaborators

   -  Our degree of success in commercializing our cancer therapy products

   - The emergence of competing technologies and other adverse market developments

   - Changes in or terminations of our existing collaborations and licensing arrangements

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

WE MAY TAKE LONGER TO COMPLETE OUR CLINICAL TRIALS THAN WE PROJECT, OR WE MAY BE UNABLE TO COMPLETE THEM AT ALL.

      Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors may cause significant delays, including scheduling conflicts with participating clinicians and clinical institutions and difficulties in identifying and enrolling patients who meet trial eligibility criteria. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

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

IF TESTING OF A PARTICULAR PRODUCT DOES NOT YIELD SUCCESSFUL RESULTS, WE WILL BE UNABLE TO COMMERCIALIZE THAT PRODUCT.

      Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our proposed products, including the following:

   - Safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials.

   - The results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials.

   - After reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising.

   - Our potential collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks.

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

WE ARE DEPENDENT ON SUPPLIERS FOR THE TIMELY DELIVERY OF MATERIALS AND SERVICES AND MAY EXPERIENCE INTERRUPTIONS IN SUPPLY IN THE FUTURE.

      To be successful, we need to develop and maintain reliable and affordable third party suppliers of:

   - Commercial quantities of holmium-166, the form of radiation used in our STR product, and yttrium-90, the form of radiation used in our PRETARGET(R) program

   - The chemical agent used in our STR product to deliver holmium-166 to the bone

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

      Moreover, any potential third-party manufacturers and we must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our cancer therapy products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or we fail to comply with these requirements, we may be subject to regulatory action.

      ABC Laboratories, Inc., which we call ABC Labs, currently is our sole collaborator manufacturing STR for our pending multiple myeloma clinical trials. As such, ABC Labs would be responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. We believe that ABC's manufacturing facilities will be sufficient to meet our initial needs for the planned STR multiple myeloma and other STR clinical trials. In the past, we have experienced interruptions in ABC Labs' STR manufacturing processes, which if they occur in the future, could result in material delays in, or prevent us from completing, our clinical trials and otherwise commercializing our STR product. To help protect against such future interruptions or delays in supply, on April 19, 2001, we purchased, from International Isotopes Inc., a radiopharmaceutical manufacturing facility and certain other assets, located in Denton, Texas. We have hired certain former employees of International Isotopes to serve on the Company's radiopharmaceutical manufacturing team at the facility. We intend to use the facility primarily to produce our STR and other products in development. Additionally, we intend to explore certain select opportunities to provide manufacturing contract services to third parties. To acquire the facility and related assets, we paid $6,000,000 in cash and assumed $6,000,000 of restructured debt of International Isotopes. In addition, we issued to International Isotopes a three-year warrant to purchase up to 800,000 shares of NeoRx common stock at a purchase price of $10 per share. We currently expect this manufacturing facility to be operational in the third quarter of 2001. In this case, ABC Labs and NeoRx would share the manufacture of STR for clinical trials.

      If we lose or are unable to secure collaborators, or if we are not successful in initiating manufacturing operations at the Denton, Texas facility, or if our current collaborators, including ABC Labs, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer. We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. Disputes may arise between us and ABC Labs or other collaborators on a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of our proposed products.

WE FACE SUBSTANTIAL COMPETITION IN THE DEVELOPMENT OF CANCER THERAPIES AND MAY NOT BE ABLE TO SUCCESSFULLY COMPETE, AND OUR POTENTIAL PRODUCTS MAY BE RENDERED OBSOLETE BY RAPID TECHNOLOGICAL CHANGE.

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

      The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on the development, testing, commercialization and marketability of our cancer therapy products. Further, our ability to commercialize our products under development may be adversely affected to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

THE LOSS OF KEY EMPLOYEES COULD ADVERSELY AFFECT OUR OPERATIONS.

      We are a small company with approximately 110 employees as of April 19, 2001 subsequent to the purchase of the Denton, Texas facility and hiring of personnel for that facility. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of our key personnel, including Paul G. Abrams, President and Chief Executive Officer of the Company, and other principal members of our scientific and management staff, could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

OUR STOCK PRICE IS VOLATILE AND, AS A RESULT, YOU COULD LOSE SOME OR ALL OF YOUR INVESTMENT.

      There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock, and it is likely that the market price of our common stock will continue to be highly volatile. Our business and the relative prices of our common stock may be influenced by a large variety of industry factors, including:

   - Announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products

   -  The availability of critical materials used in developing our products

   -  The results of clinical trials

   - Developments concerning patents, proprietary rights and potential infringement

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

      Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

   - A merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person

   -  Termination of 5% or more of the employees of the target corporation

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

INTEREST RATE RISK

      The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2001, the Company owned government debt instruments in the amount of $10.2 million and corporate debt securities in the amount of $34.8 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years.

INVESTMENT RISK

      The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income - unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At March 31, 2001, the Company owned such corporate equity securities in the amount of $0.2 million.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K


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

  3.1(b)    Articles of Amendment, dated March 31, 1997, to
            Restated Articles of Incorporation                         **

  3.1(c)    Articles of Amendment, dated August 8, 1997, to
            Restated Articles of Incorporation                        XXXXX

  3.2       Bylaws, as amended, of the registrant                     XXXXX

  4.1       Form of Indenture, dated as of June 1, 1989,
            between NeoRx Corporation and First Interstate
            Bank of Washington, N.A., as Trustee                       ***

 10.1       Restated 1994 Stock Option Plan(++)                        (R)

 10.2       Lease Agreement for 410 West Harrison facility,
            dated February 15, 1996, between NeoRx
            Corporation and Diamond Parking, Inc.                       #

 10.3       Amendment No. 1, dated August 14, 2000, to Lease
            Agreement between NeoRx Corporation and Dina
            Corporation                                                 X

 10.4       1991 Stock Option Plan for Non-Employee
            Directors, as amended(++)                                  ==

 10.5       1991 Restricted Stock Option Plan(++)                    ******

 10.6       Agreement, dated as of December 15, 1995                  =====

 10.7       Consulting Agreement, dated as of July 7, 1993,
            between NeoRx Corporation and Dr. Fred Craves(++)          =

 10.8       Amendment No. 4 to consulting agreement, dated
            July 1, 2000 between NeoRx Corporation and Dr.
            Fred Craves(++)                                            X

 10.9       Agreement, dated as of June 1, 1987, between
            NeoRx Corporation and the Board of Trustees of
            the Leland Stanford Junior University, as
            amended                                                   ==

 10.10      Amendment No. 4, dated July 11, 1997, to
            Contract between NeoRx Corporation and the Board
            of Trustees of the Leland Stanford Junior
            University                                                 X

 10.11      Indemnification Agreement(++)                              #

 10.12      Form of Key Executive Severance Agreement(++)             ##

 10.13      Officer Change in Control Agreement(++)                  XXXXX

 10.14      Key Executive Severance Agreement(++)                    XXXXX

 10.15      License Agreement, dated June 30, 1999,

                                                                  INCORPORATION
EXHIBIT                            DESCRIPTION                   BY REFERENCE TO
-------                            -----------                   ---------------

            between NeoRx Corporation and The Dow Chemical
            Company                                                  (DELTA)

 10.16      Credit Facility Agreement, dated February 3,
            2000, between NeoRx Corporation and PPD, Inc.         (DELTA)(DELTA)

 10.17      Clinical Manufacture and Supply Agreement, dated
            February 21, 2000, between NeoRx Corporation and
            International Isotopes, Inc.                          (DELTA)(DELTA)

 10.18      Clinical Manufacture and Supply Agreement, dated
            September 1, 2000, between NeoRx Corporation and
            ABC Labs                                           (DELTA)(DELTA)(DELTA)

 10.19      Facilities Lease, dated July 24, 2000, between
            NeoRx Corporation and F5 Networks                  (DELTA)(DELTA)(DELTA)

 10.20      Stock Option Agreement, dated December 19, 2000,
            between NeoRx Corporation and Carl S.
            Goldfischer(++)                                            X

 10.21      Asset Purchase Agreement, dated March 20, 2001,
            between International Isotopes Inc. and NeoRx
            Corporation                                                X

 10.22      Stock Option Agreement, dated January 17, 2001,
            between NeoRx Corporation and Carl S.
            Goldfischer(++)                                            X

 10.23      Consulting Agreement, dated December 19, 2000,
            between NeoRx Corporation and Carl S.
            Goldfischer(++)                                            X

 10.24      Consulting Agreement, dated November 6, 2000,
            between NeoRx Corporation and Douglass Given(++)           X

 10.25      Stock Option Agreement, dated November 16, 2000,
            between NeoRx Corporation and Douglass Given(++)           X

 10.26      Sublicense Agreement, dated May 15, 1997,
            between NeoRx Corporation and Boehringer Manheim
            GmbH. Certain portions of the agreement have
            been omitted pursuant to a grant of confidential
            treatment.                                                 /\

 10.27      Clinical Manufacture and Supply Agreement, dated
            January 25, 2001, between NeoRx Corporation and
            ABC Labs, Inc. Certain portions of the agreement
            have been omitted pursuant to a grant of
            confidential treatment.                                    /\

 10.28      Consulting Agreement, dated February 28, 2001,
            between NeoRx Corporation and CR Strategies,
            L.L.C. Certain portions of the agreement have
            been omitted pursuant to a grant of confidential
            treatment.                                                 /\

 10.29      Stock Option Agreement, dated March 12, 2001,
            between NeoRx Corporation and Adeoye Y. Olukotun(++)      /\/\

 10.30      Stock Option Agreement, dated March 12, 2001,
            between NeoRx Corporation and Raymond F. Smelter(++)      /\/\

 10.31      First Amendment to Sublease Agreement, dated


                                                                  INCORPORATION
EXHIBIT                            DESCRIPTION                   BY REFERENCE TO
-------                            -----------                   ---------------
            March 30, 2001, between NeoRx Corporation and F5
            Networks                                                  /\/\

 23.1       Consent of KPMG LLP                                        X

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

(R)                     Filed as an exhibit to the Company's Registration Statement on Form S-8, filed July 31,
                        1997 and incorporated herein by reference.

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

(DELTA)(DELTA)          Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31,
                        2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(DELTA)(DELTA)(DELTA)   Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September
                        30, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

/\                      Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31,
                        2001 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

/\/\                    Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31,
                        2001 and incorporated herein by reference.

++                      Management contract or compensatory plan.

(b)   Current Reports on Form 8-K.

      Form 8-K dated January 11, 2001, relating to suspension of STR trials.

      Form 8-K dated March 21, 2001, relating to agreement to purchase radiopharmaceutical manufacturing facility, reports on FDA status of STR and additions to NeoRx team.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NeoRx Corporation
                                          (Registrant)



Date: May 14, 2001

                                          By: /s/ Melinda G. Kile
                                             ----------------------------------
                                                  Melinda G. Kile
                                                  Controller
                                                  (Principal Financial and
                                                  Accounting Officer, Secretary)