Form 10-Q
period 2001-06-30
NEORX CORP
filed 2001-08-06
CIK 755806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2001 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-16614

NeoRx Corporation

(Exact Name of Registrant as Specified in its Charter)

WASHINGTON	91-1261311

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 West Harrison Street, Seattle, Washington 98119

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 281-7001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [    ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 31, 2001 there were outstanding 26,419,311 shares of the Company’s Common Stock, $.02 par value.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,583	$8,389

Investment securities	40,540	49,189

Notes receivable	2,612	2,617

Prepaid expenses and other current assets	1,104	1,333

Total current assets	46,839	61,528

PROPERTY AND EQUIPMENT, at cost:

Land	460	—

Building	9,000	—

Leasehold improvements	3,283	3,283

Equipment and furniture	11,012	6,152

	23,755	9,435

Less: accumulated depreciation and amortization	(8,239)	(7,791)

Facilities and equipment, net	15,516	1,644

OTHER ASSETS, net	1,233	1,286

Total Assets	$63,588	$64,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,048	$1,702

Accrued liabilities	951	511

Total current liabilities	1,999	2,213

LONG-TERM LIABILITIES:

Note payable	6,000	—

Other	75	—

Total long-term liabilities	6,075	—

SHAREHOLDERS’ EQUITY

Preferred stock, $.02 par value, 3,000,000 shares authorized:

Convertible exchangeable preferred stock, Series 1, 205,340 shares issued and outstanding at June 30, 2001 and December 31, 2000 (entitled in liquidation to $5,175 at June 30, 2001 and December 31, 2000, respectively)	4	4

Common stock, $.02 par value, 60,000,000 shares authorized, 26,406,811 and 26,197,699 shares issued and outstanding, at June 30, 2001 and December 31, 2000, respectively	528	524

Additional paid-in capital	223,036	220,702

Accumulated deficit	(168,402)	(159,001)

Accumulated other comprehensive income — unrealized gain on investment securities	348	16

Total shareholders’ equity	55,514	62,245

Total liabilities and shareholders’ equity	$63,588	$64,458

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

REVENUE	$37	$727	$1,076	$904

OPERATING EXPENSES:

Research and development	4,751	3,496	8,671	8,050

General and administrative	1,693	1,566	3,259	3,103

Total operating expenses	6,444	5,062	11,930	11,153

Loss from operations	(6,407)	(4,335)	(10,854)	(10,249)

OTHER INCOME (EXPENSE):

Interest income	845	505	1,658	772

Other	98	—	98	—

Realized gain (loss) on sale of securities	14	(8)	99	3,302

Interest expense	(120)	(17)	(152)	(46)

Total other income (expense)	837	480	1,703	4,028

Net loss	$(5,570)	$(3,855)	$(9,151)	$(6,221)

Preferred stock dividends	(125)	(127)	(250)	(254)

Net loss applicable to common shares	$(5,695)	$(3,982)	$(9,401)	$(6,475)

Net loss per common share — basic and diluted	$(.22)	$(.17)	$(.36)	$(.29)

Weighted average common shares outstanding — basic and diluted	26,394	23,287	26,320	22,325

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months
	ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,151)	$(6,221)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	516	171

Gain on sale of securities	(99)	(3,302)

Common stock issued for services	—	81

Stock options and warrants issued for services	741	206

Decrease in notes receivable	5	—

Decrease in prepaid expenses and other assets	390	26

Increase (decrease) in accounts payable	(654)	117

Increase (decrease) in accrued liabilities	340	(260)

Net cash used in operating activities	(7,912)	(9,182)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities	26,327	15,276

Purchases of investment securities	(17,247)	(24,269)

Property and equipment purchases	(7,033)	(158)

Net cash provided by (used in) investing activities	2,047	(9,151)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from common stock issued	—	17,979

Proceeds from stock options and warrants exercised	309	1,826

Retirement of convertible subordinated debentures	—	(1,172)

Preferred stock dividends	(250)	(254)

Net cash provided by financing activities	59	18,379

Net increase (decrease) in cash and cash equivalents	(5,806)	46

Cash and cash equivalents:

Beginning of period	8,389	3,752

End of period	$2,583	$3,798

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Assets acquired through assumption of liabilities	$6,175	$—

Issuance of stock warrants	1,288	—

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of NeoRx Corporation and subsidiary (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2001 and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000.

     The results of operations for the period ended June 30, 2001 are not necessarily indicative of the expected operating results for the full year.

Note 2. Shareholders’ Equity

     Changes in shareholders’ equity from December 31, 2000 to June 30, 2001 are as follows (in thousands):

Balance, December 31, 2000	$62,245

Proceeds from stock options and warrants exercised	309

Stock options and warrants issued for services	741

Stock warrants issued for asset purchases	1,288

Preferred stock dividends	(250)

Net loss	(9,151)

Accumulated other comprehensive income — unrealized gain on investment securities	332

Balance, June 30, 2001	$55,514

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Loss per share

     The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share data):

	Three months		Six Months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Net loss	$(5,570)	$(3,855)	$(9,151)	$(6,221)

Less: Preferred stock dividends	(125)	(127)	(250)	(254)

Net loss applicable to common shares	$(5,695)	$(3,982)	$(9,401)	$(6,475)

Weighted average common shares outstanding — basic and diluted	26,394	23,287	26,320	22,325

Net loss per common share — basic and diluted	$(.22)	$(.17)	$(.36)	$(.29)

     The denominator for diluted net loss per share calculations for the three and six months ended June 30, 2001 and 2000 excludes the effect of options to purchase additional shares of common stock because the share increments would be antidilutive. Excluded for the three and six months ended June 30, 2001 and 2000 were 4,142,450 and 3,404,103 shares of common stock issuable under stock options, respectively.

     In addition, 234,088 and 235,114 shares of common stock issuable upon conversion of Series 1 Preferred Stock were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2001 and 2000, respectively, because the effect of including such shares would have been antidilutive. For the same reason, outstanding warrants to purchase 1,055,000 and 305,000 shares of common stock at June 30, 2001 and 2000, respectively, were excluded from the calculation.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Comprehensive Loss

     The Company’s comprehensive loss for the quarters ended June 30, 2001 and 2000 was $5,522,000 and $3,871,000, respectively. The comprehensive loss for the quarters ended June 30, 2001 and 2000 consisted of net loss of $5,570,000 and $3,855,000, respectively, and an unrealized gain (loss) on investment securities of $48,000 and $(16,000), respectively. The Company’s comprehensive loss for the six months ended June 30, 2001 and 2000 was $8,819,000 and $6,631,000, respectively. The comprehensive loss for the six months ended June 30, 2001 and 2000 consisted of net loss of $9,151,000 and $6,221,000, respectively, and a net unrealized gain (loss) on investment securities of $332,000 and $(410,000), respectively.

Note 5. New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, also known as SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and was required to be adopted on January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 on January 1, 2001 did not have an impact on the Company’s financial statements.

Note 6. Asset Acquisition

     On April 19, 2001, the Company completed its purchase from International Isotopes Inc. of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, Texas. The facility acquired has achieved cGMP status, or current Good Manufacturing Practices, and has qualified for issuance of appropriate radiation permits from the State of Texas. The Company has hired certain former employees of International Isotopes to serve on the Company’s radiopharmaceutical manufacturing team at the facility. The Company intends to use the facility primarily to produce its STR and other products in development. Additionally, the Company intends to explore certain select opportunities to provide manufacturing contract services to third parties. To acquire the facility and related assets, the Company paid $6,000,000 in cash and assumed $6,000,000 of restructured debt of International Isotopes. The assets acquired secure the note payable of $6,000,000. Commissions of $611,680 relating to this purchase were paid to a related party, Bay City Capital BD, LLC.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Company issued to International Isotopes a three-year warrant to purchase up to 800,000 shares of NeoRx common stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company’s common stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days’s written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. The warrant was valued at $1.61 per share. In July 2001, International Isotopes transferred the warrant to certain of its preferred shareholders. On July 25, 2001, the Company filed with Securities and Exchange Commission a registration statement to register the shares underlying the warrant. As of the date of this report, the registration statement has not been declared effective by the SEC.

     Summary of the purchase price for the radiopharmaceutical manufacturing plant is as follows:

Cash	$6,000,000

Stock warrant	1,288,000

Direct acquisition costs	1,146,000

Note payable	6,000,000

Liabilities assumed	378,000

Total purchase price	$14,812,000

     The purchase price was allocated as follows:

Land	$460,000

Building	9,000,000

Machinery and equipment	4,132,000

Furniture and fixtures	344,000

Licenses and processes	786,000

Workforce	90,000

Total	$14,812,000

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     This Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled “Additional factors that may affect results.” These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report.

Quarter and six months ended June 30, 2001 compared to quarter and six months ended June 30, 2000.

     Revenue for the quarter ended June 30, 2001 was $37,000 compared to $727,000 for the quarter ended June 30, 2000. Revenue for the six months ended June 30, 2001 was $1,076,000 compared to $904,000 for the six months ended June 30, 2000. Revenue for the three and six months ended June 30, 2001 was primarily from government grants. The Company recognizes revenue from government grants as the services are provided and the grant revenue earned. Revenue for the six months ended June 30, 2000 consisted primarily of a $500,000 milestone payment for the filing of regulatory documents to initiate studies of a paclitaxel-coated stent, $197,000 from federal government grants and licensing revenue from Theseus, Ltd., under an agreement licensing certain technology unrelated to NeoRx’s primary product development programs.

     Total operating expenses for the quarter ended June 30, 2001 increased 27% to $6,444,000 from $5,062,000 in the quarter ended June 30, 2000, and for the six-month period ended June 30, 2001 increased 7% to $11,930,000 from $11,153,000 in the same period in the prior year. Research and development expenses for the quarter ended June 30, 2001 increased 36% to $4,751,000 from $3,496,000 for the same time period in 2000, and for the six-month period ended June 30, 2001 increased 8% to $8,671,000 from $8,050,000 in the same period in the prior year. The increase in research and development costs for the second quarter of 2001 and the first half of 2001 is primarily the result of increased operating costs for the new radiopharmaceutical facility in Denton, Texas. Second quarter research and development costs also increased as the result

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

of higher costs for supplies related to the PRETARGET® technology.

     General and administrative expenses for the quarter ended June 30, 2001 increased 8% to $1,693,000 from $1,566,000 for the quarter ended June 30, 2000. General and administrative expenses for the six months ended June 30, 2001 increased 5% to $3,259,000 from $3,103,000. General and administrative expenses for the quarter and six months ended June 30, 2001 increased primarily due to expenses for outside consulting services.

     Other income for the second quarter of 2001 was $837,000 compared to $480,000 for the second quarter of 2000. Other income for the second quarter of 2001 consisted primarily of interest and rental income. Other income for the second quarter of 2000 consisted primarily of interest income. The increase in interest income is due to a higher balance of investment securities. Other income for the six months ended June 30, 2001 was $1,703,000 compared to $4,028,000 for the six months ended June 30, 2000. Other income for the six months ended June 30, 2000 included a $3,310,000 realized gain on the sale of the Company’s shares of Angiotech Pharmaceuticals, Inc.

Liquidity and capital resources.

     Cash and investment securities as of June 30, 2001 were $43,123,000 compared to $57,578,000 at December 31, 2000. Investing activities provided approximately $2,047,000 of cash during the six months ended June 30, 2001, which included $9,080,000 of cash provided through sales of investment securities and $7,033,000 of cash used for the acquisition of the radiopharmaceutical facility located in Denton, Texas and other capital assets. Operating activities used approximately $7,912,000 of cash during the six months ended June 30, 2001.

     The Company expects that its existing cash, investment securities and related earnings will be sufficient to finance currently anticipated working capital and capital asset requirements through at least the third quarter of 2002. The Company’s actual cash requirements will depend on numerous factors, including results of research and development activities and clinical trials, the levels of resources that the Company devotes to establishing and expanding manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. The Company’s cash requirements are also increased due to the acquisition of the radiopharmaceutical facility in Denton, Texas. The Company intends to seek additional funding through arrangements with corporate partners, public or private equity financing, or other sources.

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or product candidates or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

New accounting pronouncements.

     On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the company on January 1, 2002. The adoption of this statement is not expected to have a material impact on our financial statements.

Recent developments.

     On April 19, 2001, the Company completed its purchase from International Isotopes Inc. of a radiopharmaceutical manufacturing plant and certain other related assets in Denton, Texas. The facility acquired has achieved cGMP status and has qualified for issuance of appropriate radiation permits from the State of Texas. The Company has hired certain former employees of International Isotopes to serve on the Company’s radiopharmaceutical manufacturing team at the facility. The Company intends to use the facility primarily to produce its STR and other products in development. Additionally, the Company intends to explore certain select opportunities to provide manufacturing contract services to third parties. To acquire the facility and related assets, the Company paid $6,000,000 in cash and assumed $6,000,000 of restructured debt of International Isotopes. In addition, the Company issued to International Isotopes a three-year warrant to purchase up to 800,000 shares of NeoRx common stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company’s common stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days’s written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. In July 2001, International Isotopes transferred the warrant to certain of its preferred shareholders. On July 25, 2001, the Company filed with Securities and Exchange Commission a registration statement to register the shares underlying the warrant. As of the date of this report, the registration statement has not been declared effective by the SEC.

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Subsequent events.

     Effective July 30, 2001, Paul G. Abrams, MD, JD, resigned as President and Chief Executive Officer and as a Director of the Company, and Douglass B. Given, MD, PhD, was appointed to those positions. See Form 8-K filed with the Commission on July 31, 2001 for additional information.

Additional factors that may affect results.

     In addition to the other information contained in this report, the following factors could affect the Company’s actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward looking statements.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

     We have not been profitable for any year since our formation in 1984. As of June 30, 2001, we had an accumulated deficit of $168 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. We expect the recent purchase of a radiopharmaceutical manufacturing facility and certain other assets located in Denton, Texas to increase our operating losses. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

We will need to raise additional capital, and our future access to capital is uncertain.

     It is expensive to develop cancer therapy products and conduct

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

clinical trials for these products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of different cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

•	To fund operations;

•	To continue the research and development of our therapeutic products;

•	To maintain and develop our radiopharmaceutical manufacturing facility; and

•	To commercialize our proposed products.

     We believe that our existing funds will be sufficient to satisfy our financing requirements through at least the third quarter of 2002. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	The rate of progress and costs of our research and development and clinical trial activities;

•	The costs of developing manufacturing operations;

•	The costs of developing and expanding marketing operations, if we undertake those activities;

•	The amount of milestone payments we might receive from potential collaborators;

•	Our degree of success in commercializing our cancer therapy products;

•	The emergence of competing technologies and other adverse market developments;

•	Changes in or terminations of our existing collaborations and licensing arrangements; and

•	The costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our Skeletal Targeted Radiation, which we call STR, and PRETARGET® products are novel; therefore, regulatory agencies lack experience with them. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR and PRETARGET® products. Our current STR studies were placed on clinical hold after some phase I/II patients in our STR multiple myeloma trials developed a serious late toxicity. The FDA has requested that we collect additional dosimetry data from patients to demonstrate the accuracy of the method we propose to use to calculate dose in our phase III trial. We expect our phase III STR trials to be delayed until the dosimetry trial is completed. The FDA has also suggested that we analyze our patient data to determine the relevant factors for selecting a radiation dose likely to produce an appropriate safety profile. Our current STR phase III protocol could be modified based on this analysis. Our phase III trials cannot begin until we receive authorization from the FDA, and there is no guarantee when, if, or under what conditions that will occur.

     No cancer products using our STR or PRETARGET® technologies have been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely FDA approvals, if at all. We will not be able to commercialize any of our potential products until we obtain FDA approval, and consequently any delay in obtaining, or inability to obtain, FDA approval could harm our business.

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

     We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed products. We will have less control over the timing and other aspects of those clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

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

     Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our proposed products, including the following:

•	Safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	The results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	After reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising;

•	Our potential collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

•	The effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

     Clinical testing is very expensive, can take many years, and the outcome is uncertain. We cannot at this time predict if, when or under what conditions we will be permitted to restart our proposed STR phase III trial or our other STR clinical trials. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our proposed STR multiple myeloma product, or any of our other proposed products. The clinical trials of our proposed STR multiple myeloma product and our other products under development may not be completed on schedule, and the FDA may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     Sources of some of these materials are limited, and we may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed products. Timely delivery of materials is critical to our success. For example, holmium-166, the form of radiation used in our STR product, loses its effectiveness for treating patients within a short period of time. As a result, our suppliers must ship the STR product to the patient within 24 hours after it is manufactured. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our products. We currently depend on a single source vendor for the holmium-166 component of our STR product. We plan to establish an additional supplier for this material, but this may take several years. There are, in general, relatively few alternative sources of holmium-166. While the current vendor generally has provided us these materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet out future demands. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

     We have entered into an arrangement with the University of Missouri research reactor facility group, also known as MURR, to produce holmium-166. MURR currently is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility. Our business and operations could be materially adversely affected if MURR does not perform satisfactorily under this arrangement. If we are unable to negotiate a long-term contract in a timely fashion upon favorable terms, or if MURR is unable or unwilling to provide supplies of holmium-166 under such contract in a satisfactory manner, we may suffer delays in, or be prevented from, initiating or completing

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

clinical trials of our STR product.

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

     Moreover, we and any of our third-party manufacturers must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our cancer therapy products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

     ABC Laboratories, Inc., which we call ABC Labs, currently is our sole collaborator manufacturing STR for our pending multiple myeloma clinical trials. As such, ABC Labs would be responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. We believe that ABC’s manufacturing facilities will be sufficient to meet our initial needs for the planned STR multiple myeloma and other STR clinical trials. In the past, we have experienced interruptions in ABC Labs’ STR manufacturing processes, which if they occur in the future, could result in material delays in, or prevent us from completing, our clinical trials and otherwise commercializing our

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

STR product. To help protect against such future interruptions or delays in supply, on April 19, 2001, we purchased, from International Isotopes Inc., a radiopharmaceutical manufacturing facility and certain other assets, located in Denton, Texas. We have hired certain former employees of International Isotopes to serve on our radiopharmaceutical manufacturing team at the facility. We intend to use the facility primarily to produce our STR and other products in development. Additionally, we intend to explore certain select opportunities to provide manufacturing contract services to third parties. We currently expect this manufacturing facility to be operational in the fourth quarter of 2001. In this case, ABC Labs and NeoRx would share the manufacture of STR for clinical trials.

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

     The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We are initially focusing our STR product on the treatment of multiple myeloma. Celgene Corporation’s thalidomide product is being sold for multiple myeloma, and Cell Therapeutics, Inc.’s arsenic trioxide also is being tested in that disease. Some competitors have adopted product development strategies targeting cancer cells with antibodies. Many emerging companies, including IDEC Pharmaceuticals, Cytogen Corporation and Corixa Corporation, have corporate partnership arrangements with large, established

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

companies to support the research, development and commercialization of products that may be competitive with ours. In addition, a number of established pharmaceutical companies, including SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than us to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

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

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. It also is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

     In addition to the intellectual property rights described above, we rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     Our research and development and clinical manufacturing processes, as well as the manufacturing processes used by our collaborators, involve the controlled use of hazardous and

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures and the safety procedures utilized by our collaborative partners for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

Even if we bring products to market, changes in healthcare reimbursement could adversely affect our ability to effectively price our products or obtain adequate reimbursement for sales of our products.

     The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on the development, testing, commercialization and marketability of our cancer therapy products. Further, our ability to commercialize our products under development may be adversely affected to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

The loss of key employees could adversely affect our operations.

     We are a small company with approximately 115 employees as of June 30, 2001. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of our executive officers, including Douglass B. Given, President and Chief Executive Officer, and Wolfgang Oster, Chief Operating Officer, or other principal members of our scientific and management staff, could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the targets of similar litigation. Securities litigation could result in substantial costs and divert our management’s time and resources, which could cause our business to suffer.

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

     We have adopted a shareholders’ rights plan, which is intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The board of directors declared a dividend to holders of our common stock of one preferred share purchase right for each outstanding share of the common stock. The right is exercisable ten days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons. Each right entitles the registered holder, other than the acquiring person or group, to purchase from NeoRx one-hundredth of one share of Series A Junior Participating Preferred Stock at the price of $40, subject to adjustment. The rights expire April 10, 2006. In lieu of exercising the right by purchasing one one-hundredth of one

NEORX CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

share of Series A Preferred Stock, the holder of the right, other than the acquiring person or group, may purchase for $40 that number of shares of our common stock having a market value of twice that price.

     Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the acquisition. Prohibited transactions include:

•	A merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

•	Termination of 5% or more of the employees of the target corporation; and

•	Receipt by the acquiring person of any disproportionate benefit as a shareholder.

     A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of NeoRx.

NEORX CORPORATION AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

     The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2001, the Company owned government debt instruments in the amount of $2.7 million and corporate debt securities in the amount of $37.6 million. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years.

Investment Risk

     The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income - unrealized gain on investment securities in shareholders’ equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At June 30, 2001, the Company owned such corporate equity securities in the amount of $0.2 million.

NEORX CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On April 19, 2001, the Company issued to International Isotopes, Inc. a warrant to purchase 800,000 shares of the Company’s common stock, at an exercise price of $10 per share. The warrant was issued as partial consideration for the Company’s purchase of certain radiopharmaceutical manufacturing assets of International Isotopes located in Denton, Texas. The aggregate purchase price for the assets was $14.8 million, $1.3 million of which was allocated to the warrant.

     The Company issued the warrant to International Isotopes in a transaction exempt under Section 4(2) under the Securities Act of 1933, in good faith reliance on representations and warranties by International Isotopes, including that International Isotopes is an accredited/sophisticated investor, that it has no plan for public distribution of the warrant and the shares issuable upon exercise of the warrant, and that it acknowledges the warrant and the shares are restricted securities within the meaning of the Securities Act.

     The warrant is exercisable for a period of three years expiring April 19, 2004. The warrant is subject to antidilution adjustments upon the occurrence of designated events. Subject to satisfaction of certain conditions, the warrant will expire if there is a change of control of the Company during the exercise period. If at any time during the exercise period, the “closing price” of the Company’s common stock equals or exceeds $20 per share, the Company at any time thereafter has the right to acquire all or any portion of the warrant shares at a purchase price of $.01 per share. The “closing price” for purposes of this calculation is the average of the closing or last sale prices reported for the Company’s common stock on the NASDAQ National Stock Market for the immediately preceding 20 business days. The warrant is exercisable only for cash, and no fractional shares will be issued.

     In July 2001, International Isotopes transferred the warrant to 27 of its preferred shareholders in exchange for agreement by such preferred shareholders to amend the terms of International Isotopes’ preferred stock. International Isotopes made the sale in reliance on the “Section 4(1-1/2)” exemption recognized in cases interpreting the Securities Act. Each preferred shareholder represented in writing that it was an accredited/sophisticated investor, that it had no plan for public distribution of the warrant and the shares in violation of the securities laws and that it was aware the warrant and the shares issuable upon exercise of the warrant are restricted securities within the meaning of the Securities Act. On July 25, 2001, the Company filed with the SEC a registration statement on Form S-3 to register for resale the

NEORX CORPORATION AND SUBSIDIARY

800,000 shares issuable upon exercise of the warrant. As of the date of this report, that registration statement is not yet effective.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of shareholders was held on May 22, 2001. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Paul G. Abrams*	22,466,804	1,127,591

Jack L. Bowman	22,815,321	1,127,591

Frederick B. Craves	22,785,039	1,127,591

E. Rolland Dickson	22,818,528	1,127,591

Carl S. Goldfischer	22,815,894	1,127,591

Alan A. Steigrod	22,817,602	1,127,591

     *     Dr. Abrams resigned as a director effective July 30, 2001. Douglass B. Given was appointed by the Board to fill the vacancy created by Dr. Abrams’ resignation.

     The proposal to increase the number of shares issuable under the Company’s Restated 1994 Stock Option Plan was approved by the vote set forth below:

Votes

For	20,783,917

Against	2,852,240

Abstain	244,632

Item 5. Other Information

None.

NEORX CORPORATION AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Incorporation
Exhibit	Description	by Reference to

3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	*

3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	**

3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	XXXXX

3.2	Bylaws, as amended, of the registrant	XXXXX

4.1	Form of Indenture, dated as of June 1, 1989, between NeoRx Corporation and First Interstate Bank of Washington, N.A., as Trustee	***

10.1	Restated 1994 Stock Option Plan (‡)	•

10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc.	#

10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	X

10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	= =

10.5	1991 Restricted Stock Option Plan (‡)	******

10.6	Agreement, dated as of December 15, 1995	= = = =

10.7	Consulting Agreement, dated as of July 7, 1993, between NeoRx Corporation and Dr. Fred Craves (‡)	=

10.8	Amendment No. 4 to consulting agreement, dated July 1, 2000 between NeoRx Corporation and Dr. Fred Craves (‡)	X

10.9	Agreement, dated as of June 1, 1987, between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University, as amended	= =

10.10	Amendment No. 4, dated July 11, 1997, to Contract between NeoRx Corporation and the Board of Trustees of the Leland Stanford Junior University	X

10.11	Indemnification Agreement (‡)	#

10.12	Form of Key Executive Severance Agreement (‡)	##

10.13	Officer Change in Control Agreement (‡)	XXXXX

10.14	Key Executive Severance Agreement (‡)	XXXXX

10.15	License Agreement, dated June 30, 1999, between NeoRx Corporation and The Dow Chemical Company	/\

10.16	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and PPD, Inc.	/\/\

NEORX CORPORATION AND SUBSIDIARY

Incorporation
Exhibit	Description	by Reference to

10.17	Clinical Manufacture and Supply Agreement, dated February 21, 2000, between NeoRx Corporation and International Isotopes, Inc.	/\/\

10.18	Clinical Manufacture and Supply Agreement, dated September 1, 2000, between NeoRx Corporation and ABC Labs	/\/\/\

10.19	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	/\/\/\

10.20	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X

10.21	Asset Purchase Agreement, dated March 20, 2001, between International Isotopes Inc. and NeoRx Corporation	X

10.22	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	X

10.23	Consulting Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X

10.24	Consulting Agreement, dated November 6, 2000, between NeoRx Corporation and Douglass Given(‡)	X

10.25	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	X

10.26	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Boehringer Manheim GmbH. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	^

10.27	Clinical Manufacture and Supply Agreement, dated January 25, 2001, between NeoRx Corporation and ABC Labs, Inc. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	^

10.28	Consulting Agreement, dated February 28, 2001, between NeoRx Corporation and CR Strategies, L.L.C. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	^

10.29	Stock Option Agreement, dated March 12, 2001, between NeoRx Corporation and Adeoye Y. Olukotun (‡)	^^

10.30	Stock Option Agreement, dated March 12, 2001, between NeoRx Corporation and Raymond F. Smelter (‡)	^^

10.31	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	^^

23.1	Consent of KPMG LLP	X

NEORX CORPORATION AND SUBSIDIARY

*	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.

***	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-28545), effective May 31, 1989 and incorporated herein by reference.

******	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

=	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.

= =	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

= = = =	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

•	Filed as an exhibit to the Company’s Registration Statement on Form S-8, filed July 31, 1997 and incorporated herein by reference.

#	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

##	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

X	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000.

XXXXX	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998.

/\	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

/\/\	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

/\/\/\	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30,

NEORX CORPORATION AND SUBSIDIARY

2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

^	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

^^	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

‡	Management contract or compensatory plan.

(b) Current Reports on Form 8-K.

Form 8-K dated April 19, 2001, relating to the purchase of certain radiopharmaceutical manufacturing assets of International Isotopes, Inc. located in Denton, Texas.

Form 8-K dated May 7, 2001, relating to a Company update of its Skeletal Targeted Radiotherapy (STR) Phase I/II trial data.

Form 8-K dated June 5, 2001, relating to the appointment of Wolfgang Oster as Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeoRx Corporation (Registrant)

Date: August 6, 2001

By:	/s/ Melinda G. Kile
Melinda G. Kile Controller (Principal Financial and Accounting Officer, Secretary)