Form 10-Q
period 2001-09-30
NEORX CORP
filed 2001-11-13
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-16614

NeoRx Corporation
(Exact Name of Registrant as Specified in its Charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1261311 (IRS Employer Identification No.)
410 West Harrison Street, Seattle, Washington (Address of Principal Executive Offices)	98119 (Zip Code)

Registrant's telephone number, including area code:  (206) 281-7001

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

    As of November 9, 2001 there were outstanding 26,551,411 shares of the Company's Common Stock, $.02 par value.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II	OTHER INFORMATION
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signature	26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,097	$8,389
Investment securities	34,190	49,189
Notes receivable	62	2,617
Prepaid expenses and other current assets	997	1,333

Total current assets	40,346	61,528

PROPERTY AND EQUIPMENT, at cost:
Land	460	—
Building	9,004	—
Leasehold improvements	3,283	3,283
Equipment and furniture	11,325	6,152

	24,072	9,435
Less: accumulated depreciation and amortization	(8,603)	(7,791)

Facilities and equipment, net	15,469	1,644

OTHER ASSETS, net	1,184	1,286

Total Assets	$56,999	$64,458

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,095	$1,702
Note payable	158	—
Accrued liabilities	1,556	511

Total current liabilities	2,809	2,213

LONG-TERM LIABILITIES:
Note payable	5,842	—
Other	75	—

Total long-term liabilities	5,917	—

SHAREHOLDERS' EQUITY
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible exchangeable preferred stock, Series 1, 205,340 shares issued and outstanding at September 30, 2001 and December 31, 2000 (entitled in liquidation to $5,300 and $5,175 at September 30, 2001 and December 31, 2000, respectively)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,469,311 and 26,197,699 shares issued and outstanding, at September 30, 2001 and December 31, 2000, respectively	529	524
Additional paid-in capital	223,383	220,702
Accumulated other comprehensive income—unrealized gain on investment securities	362	16
Accumulated deficit	(176,005)	(159,001)

Total shareholders' equity	48,273	62,245

Total liabilities and shareholders' equity	$56,999	$64,458

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
REVENUE	$263	$684	$1,437	$1,588

OPERATING EXPENSES:
Research and development	5,663	3,550	14,334	11,600
General and administrative	2,755	1,302	6,014	4,405

Total operating expenses	8,418	4,852	20,348	16,005

Loss from operations	(8,155)	(4,168)	(18,911)	(14,417)
OTHER INCOME (EXPENSE):
Interest income	656	682	2,314	1,454
Realized gain on sale of securities	154	38	253	3,340
Interest expense	(133)	(2)	(285)	(48)

Total other income (expense)	677	718	2,282	4,746

Net loss	(7,478)	(3,450)	(16,629)	(9,671)

Preferred stock dividends	(125)	(125)	(375)	(379)

Net loss applicable to common shares	$(7,603)	$(3,575)	$(17,004)	$(10,050)

Net loss per common share—basic and diluted	$(.29)	$(.15)	$(.65)	$(.44)

Weighted average common shares outstanding—basic and diluted	26,433	24,581	26,358	23,082

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,629)	$(9,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	929	364
Gain on sale of securities	(253)	(3,340)
Common stock issued for services	148	81
Stock options and warrants issued for services	921	206
Decrease in notes receivable	2,555	—
Decrease (increase) in prepaid expenses and other assets	497	(645)
Decrease in accounts payable	(607)	(19)
Increase (decrease) in accrued liabilities	820	(286)

Net cash used in operating activities	(11,619)	(13,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	40,933	32,666
Purchases of investment securities	(25,335)	(72,290)
Property and equipment purchases	(7,350)	(564)

Net cash provided by (used in) investing activities	8,248	(40,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	—	53,606
Proceeds from stock options and warrants exercised	329	1,945
Retirement of convertible subordinated debentures	—	(1,172)
Preferred stock dividends	(250)	(254)

Net cash provided by financing activities	79	54,125

Net increase (decrease) in cash and cash equivalents	(3,292)	627
Cash and cash equivalents:
Beginning of period	8,389	3,752

End of period	$5,097	$4,379

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Assets acquired through assumption of liabilities	$6,175	$—
Assets acquired through issuance of stock warrants	1,288	—

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

    The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

    In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the periods ended September 30, 2001 and 2000.

    The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the expected operating results for the full year.

Note 2.  Shareholders' Equity

    Changes in shareholders' equity from December 31, 2000 to September 30, 2001 are as follows (in thousands):

Balance, December 31, 2000	$62,245
Issuance of common stock	148
Proceeds from stock options and warrants exercised	329
Stock options and warrants issued for services	921
Stock warrants issued for asset purchases	1,288
Preferred stock dividends	(375)
Net loss	(16,629)
Accumulated other comprehensive income—unrealized gain on investment securities	346

Balance, September 30, 2001	$48,273

Note 3.  Loss per share

    The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

	Three months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
Net loss	$(7,478)	$(3,450)	$(16,629)	$(9,671)
Preferred stock dividends	(125)	(125)	(375)	(379)

Net loss applicable to common shares	$(7,603)	$(3,575)	$(17,004)	$(10,050)

Weighted average common shares outstanding—basic and diluted	26,433	24,581	26,358	23,082

Net loss per common share—basic and diluted	$(.29)	$(.15)	$(.65)	$(.44)

    The denominator for diluted net loss per share calculations for the three and nine months ended September 30, 2001 and 2000 excludes the effect of options to purchase additional shares of common stock because the share increments would be antidilutive. Excluded for the three and nine months ended September 30, 2001 and 2000 were 4,414,789 and 3,249,061 shares of common stock issuable under stock options, respectively.

    In addition, 234,088 shares of common stock issuable upon conversion of Series 1 Preferred Stock were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2001 and 2000 because the effect of including such shares would have been antidilutive. For the same reason, outstanding warrants to purchase 1,070,000 and 305,000 shares of common stock at September 30, 2001 and 2000, respectively, were excluded from the calculation.

Note 4.  Comprehensive Loss

    The Company's comprehensive loss for the quarters ended September 30, 2001 and 2000 was $7,464,000 and $3,970,000, respectively. The comprehensive loss for the quarters ended September 30, 2001 and 2000 consisted of net loss of $7,478,000 and $3,450,000, respectively, and a net unrealized gain (loss) on investment securities of $14,000 and $(520,000), respectively. The Company's comprehensive loss for the nine months ended September 30, 2001 and 2000 was $16,283,000 and $10,602,000, respectively. The comprehensive loss for the nine months ended September 30, 2001 and 2000 consisted of net loss of $16,629,000 and $9,671,000, respectively, and a net unrealized gain (loss) on investment securities of $346,000 and $(931,000), respectively.

Note 5.  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB or the Board) issued Statement of Financial Accounting Standards No. 133, also known as SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and was required to be adopted on January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 on January 1, 2001 did not have an impact on the Company's financial statements.

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the company on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

    In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its financial statements.

    In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company will adopt the provisions of Statement No. 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 6.  Asset Acquisition

    On April 19, 2001, the Company completed its purchase from International Isotopes Inc. of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, Texas. The facility acquired has achieved cGMP status, or current Good Manufacturing Practices, and has qualified for issuance of appropriate radiation permits from the State of Texas. The Company has hired certain former employees of International Isotopes to serve on the Company's radiopharmaceutical manufacturing team at the facility. The Company intends to use the facility primarily to produce its Skeletal Targeted Radiation, also known as STR, and other products in development. Additionally, the Company intends to explore certain select opportunities to provide manufacturing contract services to third parties. Through September 30, 2001, the Company has not generated any revenue from manufacturing contract services. To acquire the facility and related assets, the Company paid $6,000,000 in cash and assumed $6,000,000 of restructured debt of International Isotopes. The terms of the note payable include interest at a variable interest rate (6.0% at September 30, 2001) due and payable on a quarterly basis until April 2002, at which time principal and interest will be due and payable on a monthly basis until the final note maturity in April 2009. The variable interest rate is equal to the Wall Street Journal prime rate. The assets acquired secure the note payable of $6,000,000. Commissions of $611,680 relating to this purchase were paid to a related party, Bay City Capital BD, LLC. In addition, the Company issued to International Isotopes a three-year warrant to purchase up to 800,000 shares of NeoRx common stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company's common stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days' written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. The warrant was valued at $1.61 per share. In July 2001, International Isotopes transferred the warrant to certain of its preferred shareholders. On July 25, 2001, the Company filed with the Securities and Exchange Commission a registration statement to register the shares underlying the warrant.

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

    Licenses and processes are being amortized over a thirty-year period and workforce is being amortized over a five-year period using the straight-line method of amortization.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

    This Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Additional factors that may affect results." These factors may cause our actual results to differ materially from any forward-looking statement. The September 11, 2001 terrorist attacks and related actions may increase the likelihood that one or more of these important factors may occur.

    Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report.

Quarter and nine months ended September 30, 2001 compared to quarter and nine months ended September 30, 2000.

    Revenue for the quarter ended September 30, 2001 was $263,000 compared to $684,000 for the quarter ended September 30, 2000. Revenue for the nine months ended September 30, 2001 was $1,437,000 compared to $1,588,000 for the nine months ended September 30, 2000. Revenue for the three and nine months ended September 30, 2001 was primarily from government grants. The Company recognizes revenue from government grants as the services are provided and the grant revenue earned. Revenue for the nine months ended September 30, 2000 consisted primarily of a $500,000 milestone payment received for the filing of regulatory documents to initiate studies of a paclitaxel-coated stent, $371,000 from federal government grants and licensing revenue from non-strategic patent technologies.

    Total operating expenses for the quarter ended September 30, 2001 increased 73% to $8,418,000 from $4,852,000 in the quarter ended September 30, 2000, and for the nine-month period ended September 30, 2001 increased 27% to $20,348,000 from $16,005,000 in the same period in the prior year. Research and development expenses for the quarter ended September 30, 2001 increased 60% to $5,663,000 from $3,550,000 for the same time period in 2000, and for the nine-month period ended September 30, 2001 increased 24% to $14,334,000 from $11,600,000 in the same period in the prior year. The increase in research and development expenses for the third quarter and the first nine months of 2001 was primarily the result of increased operating costs for the Company's radiopharmaceutical manufacturing facility in Denton, Texas, which was acquired on April 19, 2001. Third quarter research and development expenses also increased as the result of increased spending for salaries and licensing fees for the Company's Pretarget® technology platform.

    General and administrative expenses for the quarter ended September 30, 2001 increased 112% to $2,755,000 from $1,302,000 for the quarter ended September 30, 2000. General and administrative expenses for the nine months ended September 30, 2001 increased 37% to $6,014,000 from $4,405,000. The increase in general and administrative expenses during the three and nine month periods ended September 30, 2001 included $857,000 for severance and related benefits and $112,000 of stock compensation expense incurred in connection with the resignation of the former CEO. Costs for salaries and consulting services also increased for the third quarter of 2001. The increase in general and administrative costs for the first nine months of 2001 also included increased costs for salaries from the addition of new staff and consulting services.

    Other income for the third quarter of 2001 was $677,000 compared to $718,000 for the third quarter of 2000. Other income for the third quarters of 2001 and 2000 consisted primarily of interest income. The increase in interest income is due to a higher balance of investment securities compared to the same period in the prior year. Other income for the nine months ended September 30, 2001, which consisted primarily of interest income, was $2,282,000 compared to $4,746,000 for the nine months ended September 30, 2000. Other income for the nine months ended September 30, 2000 included interest income and a $3,310,000 realized gain on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc.

Liquidity and capital resources.

    Cash and investment securities as of September 30, 2001 were $39,287,000 compared to $57,578,000 at December 31, 2000. Investing activities provided approximately $8,248,000 of cash during the nine months ended September 30, 2001, which included $15,598,000 of cash provided through net sales and maturities of investment securities and $7,350,000 of cash used for the acquisition of the radiopharmaceutical facility located in Denton, Texas and other capital assets. Operating activities used $11,619,000 of cash during the nine months ended September 30, 2001.

    The Company expects that its existing cash, investment securities and related earnings will be sufficient to finance currently anticipated working capital and capital asset requirements through at least the third quarter of 2002. The Company's actual cash requirements will depend on numerous factors, including results of research and development activities and clinical trials, the levels of resources that the Company devotes to establishing and expanding manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. The Company's cash requirements have increased due to the acquisition of the radiopharmaceutical facility in Denton, Texas. The Company intends to seek additional funding through arrangements with corporate partners, public or private equity financing, or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or product candidates or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

    The Company's liquidity, facilities and overall financial condition were not materially affected by the terrorist attacks against the United States on September 11, 2001. However, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs of transportation, insurance and security as a result of the terrorist activities and potential activities. The Company may experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

New accounting pronouncements.

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the company on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

    In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its financial statements.

    In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company will adopt the provisions of Statement No. 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

    We have not been profitable for any year since our formation in 1984. As of September 30, 2001, we had an accumulated deficit of $176 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. We expect the recent purchase of a radiopharmaceutical manufacturing facility and certain other assets located in Denton, Texas to increase our operating losses. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

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

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our Skeletal Targeted Radiation, which we call STR, and Pretarget® products are novel; therefore, regulatory agencies lack experience with them. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR and Pretarget® products. Our current STR studies were placed on clinical hold after some phase I/II patients in our STR multiple myeloma trials developed a serious delayed side effect. This side effect, initially identified as TTP/HUS (thrombotic thrombocytopenic purpua/hemolytic uremic syndrome), has been redefined as thrombotic microangiopathy with renal impairment and is believed to be associated with radiation dose to the kidney.

    The FDA has requested that we collect additional dosimetry data from patients to demonstrate the accuracy of the method we propose to use to calculate dose in our phase III trial. NeoRx has maintained a constructive dialogue with the FDA and plans to submit its revised Phase III program for STR in multiple myeloma to the FDA in the fourth quarter of 2001. The revised program will include validation of dosimetry methods in a small group of patients, as previously requested by the FDA.

    Our current STR phase III protocol could be modified based on this analysis. Our phase III trials cannot begin until we receive authorization from the FDA, and there is no guarantee when, if, or under what conditions that will occur.

    NeoRx is conducting a phase I clinical trial of PRETARGET® technology for the treatment of non-Hodgkin's lymphoma. This study employs a novel antibody-streptavidin fusion protein (B9E9) that targets B-cell tumors. The clinical trial is being conducted at four sites currently. The Company presently expects to begin accepting patients in a phase I trial of PRETARGET® in gastrointestinal cancer later this year.

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

    Sources of some of these materials are limited, and we may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed products. Timely delivery of materials is critical to our success. For example, holmium-166, the form of radiation used in our STR product, loses its effectiveness for treating patients within a short period of time. As a result, our suppliers must ship the STR product to the patient within 24 hours after it is manufactured. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our products. We currently depend on a single source vendor for the holmium-166 component of our STR product. We plan to establish an additional supplier for this material, but this may take several years. There are, in general, relatively few alternative sources of holmium-166. While the current vendor generally has provided us these materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

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

    ABC Laboratories, Inc., which we call ABC Labs, has been our contract manufacturer for STR for our pending multiple myeloma clinical trials. As such, ABC Labs has been responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. We believe that ABC's manufacturing facilities will be sufficient to meet our initial needs for the planned STR multiple myeloma and other STR clinical trials. In the past, we have experienced interruptions in ABC Labs' STR manufacturing processes, which if they occur in the future, could result in material delays in, or prevent us from completing, our clinical trials and otherwise commercializing our STR product. To help protect against such future interruptions or delays in supply, NeoRx is currently in the process of internally qualifying its radiopharmaceutical plant in Denton, Texas to also manufacture STR.

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

    The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We are initially focusing our STR product on the treatment of multiple myeloma. Celgene Corporation's thalidomide product is being sold for multiple myeloma, and Cell Therapeutics, Inc.'s arsenic trioxide also is being tested in that disease. Some competitors have adopted product development strategies targeting cancer cells with antibodies. Many emerging companies, including IDEC Pharmaceuticals, Cytogen Corporation and Corixa Corporation, have corporate partnership arrangements with large, established companies to support the research, development and commercialization of products that may be competitive with ours. In addition, a number of established pharmaceutical companies, including SmithKline Beecham, Nycomed Amersham, Mallinkrodt, Inc. and Bristol-Myers Squibb, are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than us to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

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

    We are a small company with 118 employees as of September 30, 2001. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of our executive officers, including Douglass B. Given, President and Chief Executive Officer, and Wolfgang Oster, Chief Operating Officer, or other principal members of our scientific and management staff, could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

    In addition, public concern about the safety of the products we develop, comments by securities analysts, and general market conditions may have a significant effect on the market price of our common stock. Moreover, the terrorist attacks of September 11 and related events may continue to negatively affect the business and economic environment. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment.

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

    Our articles of incorporation authorize our board of directors to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of

NeoRx, even if this change would benefit our shareholders. In addition, the issuance of preferred stock may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

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

Interest Rate Risk

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2001, the Company owned government debt instruments in the amount of $2.7 million and corporate debt securities in the amount of $31.3 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.

Investment Risk

    The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income—unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At September 30, 2001, the Company owned such corporate equity securities valued at $0.2 million.

PART II.  OTHER INFORMATION

Item 5.  Other Information

    On November 7, 2001, the Company announced that it had met with FDA officials and plans before the end of 2001 to submit to the FDA for approval a protocol for a new radiation dosimetry study for STR in patients with multiple myeloma. This study will be aligned with the revised clinical development proposal the Company has presented to the FDA. Beginning with the new dosimetry study, the Company plans to resume the STR clinical development programs.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

EXHIBIT INDEX

Exhibit		Description	Incorporation by Reference to
3.1	(a)	Restated Articles of Incorporation, dated April 29, 1996	*
3.1	(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	**
3.1	(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	XXXXX
3.2		Bylaws, as amended, of the registrant	XXXXX
4.1		Form of Indenture, dated as of June 1, 1989, between NeoRx Corporation and First Interstate Bank of Washington, N.A., as Trustee	***
10.1		Restated 1994 Stock Option Plan (‡)	&
10.2		Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc.	#
10.3		Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	X
10.4		1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	††
10.5		1991 Restricted Stock Option Plan (‡)	******
10.6		Agreement, dated as of December 15, 1995	†††††
10.7		Consulting Agreement, dated as of July 7, 1993, between NeoRx Corporation and Dr. Fred Craves (‡)	†
10.8		Amendment No. 4 to consulting agreement, dated July 1, 2000 between NeoRx Corporation and Dr. Fred Craves (‡)	X
10.9		Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	&
10.10		Indemnification Agreement (‡)	#
10.11		Form of Key Executive Severance Agreement (‡)	##
10.12		Officer Change in Control Agreement (‡)	XXXXX
10.13		Key Executive Severance Agreement (‡)	XXXXX
10.14		License Agreement, dated June 30, 1999, between NeoRx Corporation and The Dow Chemical Company	!
10.15		Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and PPD, Inc.	!!
10.16		Clinical Manufacture and Supply Agreement, dated February 21, 2000, between NeoRx Corporation and International Isotopes, Inc.	!!
10.17		Clinical Manufacture and Supply Agreement, dated September 1, 2000, between NeoRx Corporation and ABC Labs	!!!
10.18		Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	!!!

10.19	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.20	Asset Purchase Agreement, dated March 20, 2001, between International Isotopes Inc. and NeoRx Corporation	X
10.21	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.22	Consulting Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.23	Consulting Agreement, dated November 6, 2000, between NeoRx Corporation and Douglass Given (‡)	X
10.24	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	X
10.25	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Boehringer Manheim GmbH. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.26	Clinical Manufacture and Supply Agreement, dated January 25, 2001, between NeoRx Corporation and ABC Labs, Inc. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.27	Consulting Agreement, dated February 28, 2001, between NeoRx Corporation and CR Strategies, L.L.C. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.28	Stock Option Agreement, dated March 12, 2001, between NeoRx Corporation and Adeoye Y. Olukotun (‡)	^^
10.29	Stock Option Agreement, dated March 12, 2001, between NeoRx Corporation and Raymond F. Smelter (‡)	^^
10.30	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	^^

**	Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.
***	Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-28545), effective May 31, 1989 and incorporated herein by reference.
******	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.
†	Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
††	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
†††††	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
&	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-871368), filed October 10, 2001 and incorporated herein by reference.

#	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
##	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
X	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000.
XXXXX	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998.
!
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
!!
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
!!!
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
^^	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.
‡	Management contract or compensatory plan.
  (b)
  Current Reports on Form 8-K.

    Form 8-K dated July 31, 2001, relating to the naming of Douglass B. Given as President and Chief Executive Officer and the resignation of Paul G. Abrams as President and Chief Executive Officer.

    Form 8-K dated September 13, 2001, relating to the designation of new Company officers.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION (Registrant)
Date: November 13, 2001
	By:	/s/ RICHARD L. ANDERSON Richard L. Anderson Senior V-P, CFO and Secretary (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEORX CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
NEORX CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
NEORX CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
NEORX CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE