Form 10-K
period 2001-12-31
NEORX CORP
filed 2002-03-29
CIK 755806

Use these links to rapidly review the document
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes ☒	No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 12, 2002 was approximately $95 million (based on the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 12, 2002, approximately 26.6 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Registrant's 2001 Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 2, 2002 are incorporated by reference in Part III of this Form 10-K.

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

        We have not been profitable for any year since our formation in 1984. As of December 31, 2001, we had an accumulated deficit of $183 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

We will need to raise additional capital, and our future access to capital is uncertain.

        It is expensive to develop cancer therapy products and conduct clinical trials for these products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of different cancer therapy product candidates, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

  •
  to fund operations;

  •
  to continue the research and development of our therapeutic product candidates; and

  •
  to commercialize our proposed products.

        We believe that our existing funds will be sufficient to satisfy our financing requirements into the first quarter of 2003. However, we may need additional financing within this time frame depending on a number of factors, including the following:

  •
  the rate of progress and costs of our clinical trial and research and development activities;

  •
  the costs of developing manufacturing operations;

  •
  the costs of developing marketing operations, if we undertake those activities;

  •
  the amount of milestone payments we might receive from potential collaborators;

  •
  our degree of success in commercializing our cancer therapy product candidates;

  •
  the emergence of competing technologies and other adverse market developments;

  •
  changes in or terminations of our existing collaborations and licensing arrangements; and

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. We also may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently. If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

Our potential products must undergo rigorous clinical testing and regulatory approvals, which could be costly, time consuming, subject us to unanticipated delays or prevent us from marketing any products.

        The manufacture and marketing of our proposed products and our research and development activities are subject to regulation for safety, efficacy and quality by the Food and Drug Administration (FDA) in the United States and comparable authorities in other countries.

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our Skeletal Targeted Radiotherapy (STR) and Pretarget® product candidates are novel; therefore, regulatory agencies lack direct experience with them. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR and Pretarget® product candidates. A STR phase III study was placed on clinical hold by the FDA after some patients in our STR phase I/II multiple myeloma trials developed a serious late toxicity. The FDA requested that we collect additional radiation dosimetry data from a small number of patients to validate the revised methodology we propose to use to calculate radiation dose in our pivotal trials. We have discussed with the FDA a revised plan for pivotal trials of STR in patients with multiple myeloma, and submitted a protocol for the requested radiation study. We plan to begin enrolling multiple myeloma patients in this dosimetry study in the first quarter of 2002. Based on the results of this study and subject to approval from the FDA, we plan to initiate a revised pivotal program for STR in the second half of 2002. Our pivotal trials for STR cannot begin until we receive authorization from the FDA.

        No cancer products using our STR or Pretarget® technologies have been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all. We will not be able to commercialize any of our potential products until we obtain regulatory approval, and consequently any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

        If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market or experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our proposed products. We also may be required to undertake post-marketing trials. In addition, if we or other parties identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

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

  •
  our potential collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

  •
  the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

        Clinical testing is very expensive, can take many years, and the outcome is uncertain. We cannot at this time predict if, when or under what conditions we will be permitted to initiate our revised pivotal program for STR. The data collected from our clinical trials may not be sufficient to support regulatory approval of our proposed STR multiple myeloma product, or any of our other proposed products. The clinical trials of our proposed STR multiple myeloma product, and our other products under development, may not be completed on schedule and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

        To be successful, we need to develop and maintain reliable and affordable third-party suppliers of:

  •
  commercial quantities of holmium-166, the radionuclide used in our STR product candidate, and yttrium-90, the radionuclide used in our Pretarget® product candidates;

  •
  the small-molecule compound used in our STR product candidate to deliver holmium-166 to the bone; and

  •
  the proteins and small-molecule compounds used in our Pretarget® program.

        Sources of some of these materials are limited, and we may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed products. Timely delivery of materials, including the radionuclides used in our STR and Pretarget® product candidates, is critical to our success. For example, holmium-166, the radionuclide used in our STR product candidate, loses its effectiveness for treating patients within a short period of time. As a result, the STR product must be shipped within 24 hours of its manufacture to the site where the patient is to be treated. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our products. We currently depend on a single source vendor, University of Missouri Research Reactor facility group (MURR), for the holmium-166 component of our STR product candidate. We plan to establish an additional supplier for this material. There are, in general, relatively few alternative sources of holmium-166. While the current vendor generally has provided us these materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet out future demands. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

        In December 2001 we entered into a contract with MURR to supply holmium-166, the radionuclide used in our STR product candidate. MURR is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility. This supply contract follows a previous arrangement in which MURR provided NeoRx supplies of holmium-166 for the STR product in development. Our business and operations could be materially adversely affected if MURR does not continue to perform satisfactorily under this agreement. We intend to negotiate a long-term supply contract for holmium-166. If we are unable to negotiate a long-term contract in a timely fashion upon favorable terms, or if under our current supply contract, MURR is unable or unwilling to provide supplies of holmium-166 in a satisfactory manner, we may suffer delays in, or be prevented from, initiating or completing pivotal clinical trials of our STR product.

        Yttrium-90, the radionuclide used in our Pretarget® product candidates, is available from several commercial sources in the US and Europe. We have qualified two of these sources to supply this radionuclide for our Pretarget® product candidates. We intend to establish longer-term supply agreements with one or more yttrium-90 producers for phase II and III clinical trials. The radiolabeling of the DOTA-biotin compound, also used in our Pretarget® product, is currently performed at our manufacturing facility in Seattle. We plan to transfer the radiolabeling process to our radiopharmaceutical facility in Denton, Texas for phase III clinical trials.

If we fail to negotiate and maintain collaborative arrangements with third parties, our manufacturing, clinical testing, sales and marketing activities may be delayed or reduced.

        We rely in part on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We may not be able to locate suppliers to manufacture our products at a cost or in quantities necessary to make them commercially viable. We intend to rely on third-party contract manufacturers to produce large quantities of certain materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

        Moreover, any potential third-party manufacturers and we must continually adhere to current Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program. If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our cancer therapy product candidates. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or we fail to comply with these requirements, we may be subject to regulatory action.

        In April 2001, we purchased a radiopharmaceutical manufacturing and distribution facility and certain other assets located in Denton, Texas from International Isotopes Inc. In addition to the manufacturing facility, we purchased existing equipment, documentation, and certain processes. NeoRx also retained approximately 40 employees from International Isotopes. The facility has achieved cGMP status and has been issued appropriate radiation permits by the State of Texas. We intend to use the facility to produce STR and other products in development.

        The NeoRx radiopharmaceutical manufacturing facility in Denton is the principal manufacturing site for the proposed STR product for our planned multiple myeloma clinical trials. This facility is responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. We believe that the Denton facility will be sufficient to meet our needs for the planned STR multiple myeloma phase III clinical trials. In January 2001, we extended an existing agreement with ABC Laboratories, Inc. (ABC) for ABC to manufacture STR product for clinical trials. ABC had supplied doses of STR for the phase I/II clinical trials. ABC has been qualified for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping, and is under contract to the Company to continue to provide these operations through the end of June 2002. We plan to undertake all aspects of STR manufacture and shipment through our Denton, Texas facility and intend to maintain our relationship with ABC as a back-up supplier through the duration of the existing manufacturing agreement.

        If we are unable to maintain the necessary cGMP status and permits for our Denton radiopharmaceutical facility, or if we or ABC should encounter delays or difficulties in any aspect of the manufacture of STR, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of the product. Any such delay may lower our revenues and potential profitability.

        We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. If we are unable to secure collaborators, or if we lose collaborators, our product development and potential for profitability may suffer. If any collaborator breaches or terminates an agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. Disputes may arise between NeoRx and collaborators on a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of our proposed products.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

        The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We are initially focusing our STR product candidate on the treatment of multiple myeloma. Celgene Corp.'s thalidomide product is in development for treatment of multiple myeloma. Other therapeutics with anti-angiogenic properties and other modes of action are in clinical development for treatment of multiple myeloma. Some competitors have adopted product development strategies targeting cancer cells with antibodies. IDEC Pharmaceuticals Corp. has a monoclonal antibody product approved for treatment of non-Hodgkin's lymphoma (NHL), and a radioimmunotherapeutic consisting of an anti-CD20 antibody chemically linked to the radionuclide yttrium-90 (Zevalin™), which received FDA approval for marketing in February 2002. Immunomedics, Inc. and Corixa Corp. have radioimmunotherapy (RIT) products for NHL in late-stage development. Many emerging companies, including Immunomedics, IDEC and Corixa, have corporate partnership arrangements with large, established companies to support the research, development and commercialization of products that may be competitive with ours. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary antibody-based technology or other technologies applicable to the treatment of cancer. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and products under development less competitive, uneconomical or obsolete.

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

        Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other better-established fields. Accordingly, the United States Patent and Trademark Office (USPTO) may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

        We own more than 100 issued United States patents and have licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the USPTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

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

        The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations. If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the USPTO to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

        Our research and development and clinical manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures and the safety procedures utilized by our manufacturing partner for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

Even if we bring products to market, changes in healthcare reimbursement could adversely affect our ability to effectively price our products or obtain adequate reimbursement for sales of our products.

        The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on the development, testing, commercialization and marketability of our cancer therapy products. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products, our ability to commercialize our products under development may be adversely affected. In addition, both in the US and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

The loss of key employees could adversely affect our operations.

        We are a small company with fewer than 120 employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of the principal members of our scientific and management staff could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

        Washington law imposes restrictions on certain transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

  •
  a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

  •
  termination of 5% or more of the employees of the target corporation; or

  •
  receipt by the acquiring person of any disproportionate benefit as a shareholder.

        A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of NeoRx or limiting future investment in NeoRx by significant shareholders.

Item 1.    BUSINESS

The Company

        NeoRx is a cancer therapeutics company developing products for targeted delivery of anti-cancer agents, including radiopharmaceuticals, directly to sites of disease. The Company is building on the success of antibody therapeutics and other targeting technologies to develop sophisticated next-generation targeted therapies for modern multidisciplinary oncology. NeoRx currently is developing two technologies for targeting cancers with radiopharmaceuticals, and has three product candidates in clinical testing: Skeletal Targeted Radiotherapy (STR), Pretarget® Lymphoma and Pretarget® Carcinoma.

        Skeletal Targeted Radiotherapy (STR) is in development for the treatment of multiple myeloma. STR targets bone and bone marrow with a small-molecule bone-seeking agent coupled to a radionuclide to deliver high doses of radiation to tumor sites. Phase I/II trials in patients with multiple myeloma demonstrated positive clinical activity of STR with high-dose chemotherapy, including substantial response rates. The FDA placed a phase III trial on clinical hold after some phase I/II patients developed a serious delayed toxicity. We have since undertaken a comprehensive scientific peer review of the STR development program and data from the phase I/II trials. We have discussed with the FDA our revised plan for pivotal trials of STR in patients with refractory or relapsed multiple myeloma, and have submitted a protocol for a new radiation dosimetry study. We plan to begin enrolling multiple myeloma patients in this dosimetry study in the first quarter of 2002. Beginning with the dosimetry study, we plan to resume clinical development of STR.

        Pretarget® Technology is a broad development platform for targeted therapeutics that deliver intense doses of cancer-killing agents to tumor cells, while largely sparing healthy tissues. Competing targeting technologies in development use radionuclides directly linked to antibodies. These molecules circulate slowly, exposing the body to their radioactive payload, and limiting the dose that can be administered safely. The Pretarget approach uncouples the targeting agent from the radionuclide, with separate administration of a fusion protein to target tumor cells, a clearing agent to remove unbound fusion protein, and a radiotherapeutic that attaches rapidly to the pre-localized fusion protein to destroy tumor cells. Pretarget technology can incorporate a wide range of specific fusion proteins and therapeutic agents to address various cancers and other diseases. Phase I/II trials of our first two Pretarget product candidates are underway in patients with non-Hodgkin's lymphoma (NHL) and gastrointestinal adenocarcinoma.

        In 2001 we implemented a number of carefully planned management, organizational and operational changes, with the goal of moving our product candidates forward in clinical trials, and transforming the Company for growth as a therapeutic product company. In addition to bringing in a new Chief Executive Officer and a new Chief Operating Officer, we added capabilities in clinical research, regulatory affairs, biostatistics, manufacturing and quality assurance to our core scientific team. We also formed a corporate development team of experienced industry professionals, charged with strengthening the Company's competitive position, accessing new opportunities for growth, and deriving value from our technology and manufacturing assets.

        Our strategy is to develop, manufacture and commercialize our products, retaining as much as possible of the economics of each product. We intend to selectively form partnerships, where optimal, for product development and commercialization, and for access to complementary technologies and products to strengthen our development pipeline. We will seek to raise additional funding for our product development programs through partnerships, license agreements for our non-strategic technology assets, contract manufacturing services, and public or private equity financing.

Product Candidates

Cancer and its Treatment

        Cancer is a broad group of diseases characterized by the uncontrolled growth and spread of abnormal cells. Cancer cells have the ability to migrate from their sites of origin to invade and damage other tissues and organs, through a process called metastasis. The American Cancer Society estimated that nearly 1,268,000 new cancer cases would be diagnosed in the US in 2001, and 553,400 Americans would die from cancer. Following cardiovascular disease, cancer is the second leading cause of death in the US and other industrialized nations. The incidence of cancer is expected to increase in the coming decades, as life expectancies continue to increase in the industrialized world.

        There is considerable need for better treatments for cancer. Available therapies afford limited success. Even with the recent introduction of new therapies, there have been few significant improvements in patient survival, and any improvements in survival typically are measured in months, not years. Current treatments for cancer include surgery, external-beam radiation, chemotherapy, hormone therapy for some tumors and, more recently, certain biological agents such as interferons and antibodies. These treatments sometimes can be curative, but generally are effective only if the cancer is detected early. Chemotherapeutics, which in general act by interfering with DNA synthesis and cell replication, are generally palliative in their effects, and seldom provide a long-term cure. Chemotherapy is typically the primary therapy for tumors that have metastasized. Chemotherapy drugs are usually administered systemically so that the drug can circulate throughout the body to reach the metastases. As chemotherapy drugs circulate, they exert their toxic effects on healthy cells as well as cancer cells. Consequently, cancer patients receiving chemotherapy often suffer severe, sometimes life-threatening side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. Therefore, the optimal drug dose for killing cancer cells must often be reduced to avoid intolerable damage to normal cells and vital organs.

        Advances in genomics are beginning to reveal the underlying mechanisms of cancer, and to provide a broad range of potential targets for new cancer therapeutics. These targets include cell-surface receptors, growth factors, enzymes, genes, and other cellular factors involved in angiogenesis, intracellular signaling, replication, and other cellular processes. Products in development include novel-acting chemotherapeutics, hormones, vaccines, immunomodulators, gene therapies, and anti-sense oligonucleotides. One of the leading areas for development of new therapeutics is tumor-specific targeted therapies, using antibodies or other targeting modalities. We believe that development of targeted therapies signals an important shift and a promising new avenue for cancer therapy.

Targeted Therapies

        In recent years there has been a significant effort to develop and introduce targeted therapies that deliver chemotherapeutic or radiotherapeutic agents directly to cancer cells, to increase the efficacy and mitigate the adverse side effects of these cytotoxic agents. The promise of targeted therapies is enhanced therapeutic benefit and improved safety, through localization of intense doses of therapeutic molecules to specific sites of disease, while sparing healthy tissues. A variety of targeting agents have been investigated, including antibodies, peptides, chelating agents and small-molecule drugs. Much research and development has focused on the use of tumor antigen-specific monoclonal antibodies to target cancer cells. Antibodies are specific proteins produced by the immune system in response to an antigen, such as a foreign substance, pathogen or protein on the surface of cancer cells. Since the early 1980s, a number of cell-surface antigens specific to certain types of tumor cells have been identified, and antibodies that specifically bind these antigens have been developed.

        Monoclonal antibody technology, and methods to genetically engineer human/mouse chimeric monoclonal antibodies or humanized antibodies, have enabled introduction of monoclonal antibody therapeutics for cancer and other diseases. Herceptin® (Trastuzumab) and Rituxan® (Rituximab) are examples of monoclonal antibodies introduced in the late 1990s for cancer therapy. Although their mechanisms of action have yet to be ascertained, both antibody products may induce programmed cell death (apoptosis) or lysis, among other possible mechanisms.

        The anti-tumor effects of specific monoclonal antibodies may be significantly enhanced by conjugating these antibodies to chemotherapeutic or radiotherapeutic agents. Several companies, including Immunomedics, Inc. and Corixa Corp. are developing radioimmunotherapeutics for non-Hodgkin's lymphoma (NHL) consisting of a tumor-specific antibody linked to a radionuclide. IDEC Pharmaceuticals recently received FDA approval for Zevalin™, a radioimmunotherapeutic consisting of an anti-CD20 antibody chemically linked to the radionuclide yttrium-90. Though such constructs may augment the cancer-killing power of "naked" antibodies, these relatively large molecules circulate and reach their target slowly, exposing healthy tissues to their radioactive payload.

        Antibody fragments and fusion proteins that incorporate the tumor-specific binding of antibodies, but have improved biodistribution and pharmacokinetic properties, offer promise for further progress in the development of targeted therapies. NeoRx is building on the success of antibody therapeutics and other targeting technologies, and the demonstrated anti-tumor effects of radiotherapeutics, to develop advanced, targeted therapies with improved safety and efficacy, for greater patient benefit. We expect such targeted therapeutics to play a very significant role alongside conventional therapies in the treatment of cancer for years to come.

Skeletal Targeted Radiotherapy (STR)

        NeoRx is developing Skeletal Targeted Radiotherapy (STR) for treatment of multiple myeloma and potentially other bone and bone-marrow related cancers. Multiple myeloma is a cancer of the plasma cells, the antibody-producing cells of the bone marrow. The disease is characterized by impaired blood cell formation, multiple tumor sites in the bone marrow, and widespread bone lesions that result in bone pain and fractures. Multiple myeloma typically strikes between ages 65 and 70, though there is a recent trend towards an earlier age of onset. Multiple myeloma is the second most common blood cancer. The Multiple

Myeloma Research Foundation estimates that more than 40,000 Americans currently have this disease, and over 14,000 new cases of multiple myeloma are diagnosed annually in the US.

        There is a significant unmet medical need for effective treatments for multiple myeloma. Available therapies are intended to provide prolongation of life, and relief of pain and other symptoms, but are not curative. Moreover, existing treatments have serious side effects, and not all patients are candidates for treatment because of these side effects. Chemotherapy can prolong the median survival of multiple myeloma patients to 3 to 4 years. Even with good response to therapy and achievement of remission, all patients eventually experience relapse of their disease due to proliferation of resistant myeloma cells. Fewer than 5% of patients survive more than 10 years after diagnosis.

        Multiple myeloma is a radiation-sensitive cancer, with higher radiation doses producing greater response, though radiation therapy may be extremely toxic to the patient. Previously, chemotherapy with or without total body irradiation was used to treat multiple myeloma. The efficacy of both radiotherapy and chemotherapy is limited by the total dose that can be tolerated by the patient. Although higher doses of chemotherapy or radiotherapy potentially would eradicate resistant myeloma cells, this approach is not practical because current high-dose chemotherapy regimens already are at the limits of tolerance. We believe that if treatment could be localized, more effective doses could be delivered to the targeted cells, with fewer side effects.

        Currently, the primary treatment for multiple myeloma is chemotherapy, which may be followed by high-dose chemotherapy and stem cell transplantation. Because of its toxicity, only about 25% of patients are eligible for high-dose chemotherapy and stem cell transplantation. Prior to stem cell transplantation, the patient's peripheral blood stem cells are harvested and a conditioning regimen with high-dose chemotherapy is used to destroy the patient's bone marrow cells. Reconstitution of the bone marrow with the patient's own stem cells following chemotherapy allows normal blood cell production to resume. This treatment is difficult for patients to tolerate but currently provides the best chance for a prolonged remission. Depending on response criteria, complete remission (CR) is achieved in approximately 20% to 25% of transplant patients who responded well to initial chemotherapy. Achievement of a CR is associated with extended survival, although relapses occur frequently. Cytostatic agents with lower-toxicity profiles, including thalidomide, are in development for front-line therapy and for patients with relapsed disease. However, these agents generally provide a low incidence of CR.

        NeoRx is developing STR for use with high-dose chemotherapy and stem cell transplantation for treatment of multiple myeloma. STR is designed to deliver high doses of radiotherapy to tumor sites throughout the skeleton, producing both a direct therapeutic effect on disseminated disease sites, plus a general marrow-ablative effect. STR targets bone and adjacent marrow with a small-molecule bone-seeking agent, DOTMP, stably complexed with the beta-emitting radionuclide holmium-166. The high energy of holmium-166 allows optimal penetration of marrow and bone disease sites, while its short half-life minimizes the time required between treatment and reinfusion of the patient's stem cells. Upon administration, the STR compound localizes almost exclusively to the bone. This localization brings high doses of radiation in close proximity to multiple myeloma tumor cells. The radiation destroys the DNA of the cells, preventing the rapid replication associated with tumor growth. STR compound that does not localize to the bone is eliminated through the kidneys. NeoRx holds an exclusive worldwide license to the use of STR technology (except for Australia) from The Dow Chemical Company.

        NeoRx completed phase I/II trials of STR in combination with high-dose chemotherapy (melphalan) in patients with multiple myeloma, and initiated a phase III trial in 2000. The phase I/II trials demonstrated positive clinical activity of STR, including substantial response rates. The FDA placed the phase III trial on clinical hold after some phase I/II patients developed a serious delayed toxicity. In 2001 we convened an expert panel to conduct a comprehensive scientific peer review of the STR development program and data from phase I/II trials for multiple myeloma. The expert review of phase I/II data confirmed the positive clinical activity of STR in patients with multiple myeloma. Using patient response criteria established by the Autologous Blood and Marrow Transplant Registry (ABMTR), the panel noted substantial response rates among the 82 phase I/II patients treated according to the protocol, including a complete response rate of 35%. The data also suggested a survival advantage. The expert panel also assessed the safety profile of STR and specifically evaluated the delayed toxicity—hemorrhagic cystitis and thrombotic microangiopathy (TMA) with renal impairment, and identified strategies for their management.

        We have discussed with the FDA our revised plan for pivotal trials of STR in patients with refractory or relapsed multiple myeloma. We introduced our revised pivotal program to the FDA in the fourth quarter of 2001 and submitted a protocol for a new radiation dosimetry study. The FDA had requested that we conduct this study to collect additional radiation dosimetry data from a small number of patients to validate the revised methodology we propose to use to calculate radiation dose in our pivotal trials. In this study, we also plan to introduce an adjusted radiation dose and a revised administration regimen. Our planned dosimetry study is expected to enroll 12 to 16 patients at 2 to 4 clinical sites. We plan to begin enrolling multiple myeloma patients in this dosimetry study in the first quarter of 2002. Based on the results of this study and subject to approval from the FDA, we plan to resume the pivotal program for STR in the second half of 2002. We intend to discuss further the design of our pivotal program with the FDA in the first half of 2002. Our proposed design involves two pivotal trials. The initial pivotal trial is planned for patients with refractory multiple myeloma, followed by a smaller second pivotal trial in patients who experienced a relapse after stem cell transplantation. Our goal is to initiate the pivotal trial in patients with refractory multiple myeloma in the second half of 2002. We plan to use historical controls for our pivotal program, and we are validating sources for these control data. Our pivotal trials cannot begin until we receive authorization from the FDA.

        We anticipate that over the next several years, slightly fewer than half of all newly-diagnosed, treatment-eligible multiple myeloma patients will be candidates for high-dose chemotherapy and stem cell transplantation, following response to initial chemotherapy. An additional number of patients who are poor responders to initial chemotherapy, and relapsed patients undergoing second-line therapy, also may be candidates for transplantation. We believe that STR, if successfully developed and approved for commercial sale, may be appropriate for use as a conditioning regimen with high-dose chemotherapy for multiple myeloma patients undergoing stem cell transplantation. We also expect that cytostatic agents in development, such as thalidomide compounds, may gain use in initial therapy alongside chemotherapeutics, since they appear to have complementary tolerability profiles. Improvements in response to initial therapy may in turn increase the number of multiple myeloma patients eligible for stem cell transplantation.

        In addition to multiple myeloma, other cancers originating or present in the bone marrow, such as Ewing's sarcoma, and cancers that metastasize to the bone, such as breast and prostate cancer, are potential indications for STR. A phase I trial of STR in Ewing's sarcoma has been initiated under a physician-sponsored Investigational New Drug Application (IND). Ewing's sarcoma is a bone cancer that occurs in children. STR also potentially may be used in conditioning regimens prior to stem cell transplantation for patients with acute leukemias, Hodgkin's disease, or other hematological cancers.

        STR has been designated an Orphan Drug by the US Food and Drug Administration (FDA), which qualifies the Company for certain tax credit and marketing exclusivity provisions of the Orphan Drug Act (as amended). The manufacture and marketing of STR are subject to regulation for safety, efficacy and quality by the FDA and comparable authorities in other countries.

        In April 2001 NeoRx purchased a radiopharmaceutical manufacturing and distribution facility and certain other assets located in Denton, Texas from International Isotopes Inc. In addition to the manufacturing facility, NeoRx purchased existing equipment, documentation, and certain processes. NeoRx also retained approximately 40 employees from International Isotopes. The facility has achieved current Good Manufacturing Practices (cGMP) status and has been issued appropriate radiation permits by the State of

Texas. The NeoRx radiopharmaceutical manufacturing facility in Denton is the principal manufacturing site for the proposed STR product for our planned multiple myeloma clinical trials. This facility is responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. Additionally, we intend to explore certain select opportunities to provide contract manufacturing services to third parties. To date, we have not entered into material agreements.

        Previously, in January 2001, NeoRx and ABC Laboratories extended the existing agreement for ABC to manufacture our STR product for the proposed clinical trials in multiple myeloma. ABC had supplied doses of STR for the phase I/II clinical trials. ABC has been qualified for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping, and is under contract to NeoRx to continue to provide these operations through the end of June 2002. We plan to undertake all aspects of STR manufacture and shipment through our Denton, Texas facility, and intend to maintain our relationship with ABC as a back-up supplier through the duration of the existing manufacturing agreement.

        In December 2001 we entered into a contract with the University of Missouri Research Reactor facility group (MURR) to supply holmium-166. This supply contract follows a previous arrangement in which MURR provided NeoRx supplies of holmium-166 for the STR product in development. MURR is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility.

Pretarget® Product Development Platform

        Pretarget® technology is a broad and versatile development platform for targeted therapeutics that deliver intense doses of anti-cancer agents to tumor cells, while largely sparing healthy tissues. We have selected two highly prevalent types of cancer, non-Hodgkin's lymphoma and adenocarcinoma, as initial clinical indications for development of Pretarget therapeutic products. Non-Hodgkin's lymphoma (NHL) is a heterogeneous group of cancers of immune system cells called lymphocytes; most NHL occurs in B lymphocytes (B cells). Lymphoma arises when a lymphocyte undergoes malignant transformation and begins to grow abnormally, dividing and forming tumors. The various NHL subtypes are distinguished by their rate of growth (ranging from indolent to aggressive), plus other clinical and cellular characteristics. Follicular lymphoma is the most common form of indolent NHL. The median survival for this disease is 7 to 10 years; it is rarely cured. Diffuse large cell lymphoma (DLCL) is the most common form of aggressive NHL. Untreated, this disease advances rapidly, though some patients, especially those with localized disease, can achieve a cure with chemotherapy. The overall five-year survival rate for DLCL is 50% to 60%. NHL is the fifth most common form of cancer. According to the American Cancer Society (ACS), over 56,000 new cases are diagnosed annually in US, and approximately 26,000 patients die from the disease each year.

        Adenocarcinoma is a common type of solid-tumor cancer that arises from epithelial cells. These cells form the lining of the gastrointestinal system, and ducts and glands of the pancreas, prostate, breast, ovary, and other organs. According to data from the ACS, taken together, cancers of these organs account for over 500,000, or slightly less than half, of all new cancer cases diagnosed annually in the US, and are among the leading causes of cancer deaths. Prostate cancer alone accounts for close to 200,000 of these new cancer cases each year. Pancreatic cancer is a particularly deadly form of adenocarcinoma, accounting for an estimated 29,000 new cancer cases and almost an equal number of deaths in 2001 alone. Treatments and outcomes for these cancers vary. The main treatment option is usually surgery, which is often accompanied by chemotherapy or radiation. These treatments can be curative, but generally are effective only if the cancer is detected early. Five-year survival rates for these cancers (all stages) range from 4% for pancreatic cancer, to 50% for ovarian, 61% for colorectal, 85% for breast and 95% for prostate cancer.

        Chemotherapy and external beam radiation widely used to treat NHL and adenocarcinomas are toxic to healthy cells. Moreover, the optimal dose for killing cancer cells must often be reduced to avoid intolerable damage to normal cells and vital organs. Delivery of effective doses of therapeutics directly to the sites of disease is the central concept in targeted therapy. Recently, antibody targeting agents have been developed to carry radionuclides to tumor sites. These antibody constructs are relatively large molecules that circulate and reach their target slowly. While antibody targeting agents gradually accumulate at the targeted tissue, normal cells are exposed to the toxic therapeutic material as it circulates throughout the body. Only a very small percentage of the dose administered actually reaches the target, with the remainder circulating and taken up by non-target, normal tissues. The relatively slow circulation and clearance of antibody targeting agents, and the potential for damage to healthy cells and tissues, limits the dose that can be administered safely.

        The monoclonal antibody Rituxan® (Rituximab), a whole, non-radiolabeled antibody product developed by IDEC Pharmaceuticals and Genentech, gained FDA approval in 1997 for treatment of relapsed or refractory low-grade or follicular NHL, and is the first monoclonal antibody product approved in the US for cancer therapy. Rituxan targets the CD-20 antigen found on most mature B cells and B lymphoma cells. Alone and in combination with chemotherapy, Rituxan has achieved notable improvements in patient response rates over conventional therapies for NHL, and is relatively well tolerated. Building on the initial clinical success of Rituxan, IDEC has developed a radioimmunotherapeutic consisting of the anti-CD20 antibody chemically linked to the radionuclide yttrium-90, as a cytotoxic agent. This product (Zevalin™, which received FDA approval for marketing in February 2002) and similar whole-antibody radioimmunotherapeutics in development by other companies have provided some promising results in clinical trials. However, the majority of patients treated with conventional radiolabeled antibodies eventually relapse because the relatively low uptake of radiolabeled antibody in target tissues limits the dose that can be safely administered. Other potential disadvantages of antibody-radionuclide conjugates are the potential for breakdown of the antibody molecule from exposure to radioactivity, the possibility of dissociation of the radionuclide from the antibody before or after patient administration, and the variability and inefficiency of antibody radiolabeling processes.

        NeoRx is working to improve on this first-generation radioimmunotherapy (RIT) technology with its Pretarget® platform for development of targeted therapeutics. Pretarget technology provides the means to maximize the dose delivered to sites of disease, while minimizing exposure of normal tissues and organs to radiation. The multi-step Pretarget approach uncouples the targeting agent from the cytotoxic therapeutic agent, with separate administration of a fusion protein to target tumor cells, a clearing agent to remove unbound fusion protein, and a small-molecule therapeutic that attaches rapidly to the pre-localized fusion protein to destroy tumor cells. Pretarget technology can incorporate a wide range of specific fusion proteins and other targeting agents, and various therapeutic agents, including radiotherapeutics and chemotherapeutics, to address various cancers and other diseases. The USPTO has issued to NeoRx over 25 patents related to Pretarget technology; we also have additional US and foreign applications pending. In addition, we have licensed the rights to certain other patents relating to Pretarget products in development. We expect to enter into additional licensing agreements in the future with third parties for technologies that may be useful or necessary for the development and/or manufacture of potential Pretarget® products. We anticipate that such licenses, if any, will be available on commercially reasonable terms. If such licenses are not available, we may be unable to design around necessary technology patented by others in a cost-effective manner, if at all.

        Our proprietary fusion protein technology provides the means to readily produce a broad range of specific targeting agents for Pretarget therapies to address a variety of cancers and other diseases. Fusion proteins are recombinant proteins comprised of specific antibody binding domains genetically fused to streptavidin, a protein that binds the small molecule biotin with very high specificity and affinity. When the fusion protein is administered to a patient by intravenous infusion, the antibody binding domain of the fusion protein attaches to the antigen it recognizes on the tumor cells, leaving the streptavidin "tail"

exposed on the surface to bind with the biotin-conjugated therapeutic agent. Simpler to produce than monoclonal antibodies, fusion proteins are synthesized in high-yield microbial production systems to a high degree of consistency and purity. Individual fusion proteins form tetramers, multiplying their tumor-targeting ability. A wide variety of fusion proteins can be made by inserting genes for specific antibody binding domains into the genetic construct for fusion protein production. Numerous monoclonal antibodies that specifically bind tumor-specific antigens have been developed and characterized. We have accessed the wealth of information available on tumor-specific antigens and antibodies to select and develop fusion proteins specific for NHL, adenocarcinoma, T-cell leukemias and lymphomas, and various other cancer types. In addition to fusion protein technology, our Pretarget® platform includes small-molecule targeting agents and other forms of targeting agents, which we also are considering for development.

        Another important and distinguishing feature of our Pretarget approach is our proprietary clearing agent technology. The Pretarget clearing agent is composed of galactose, a type of sugar, complexed with biotin. Administered after the fusion protein has sufficiently accumulated on tumor cells, the biotin-galactose clearing agent rapidly scavenges and removes unbound targeting agent from circulation via uptake and processing by the liver. This clearing step, unique to Pretarget technology, further improves the tumor-specific localization of the fusion protein and reduces the potential toxicity of the cytoxic therapeutic agent in non-target tissues.

        The therapeutic agent is administered in the last step of Pretarget therapy. Rather than delivering the cytotoxic therapeutic agent by means of a relatively large antibody construct, Pretarget therapy uses the small molecule biotin as the carrier. In the Pretarget therapies we currently are developing, this therapeutic is the beta-emitting radionuclide yttrium-90, complexed with biotin via the chelating agent, DOTA. This small therapeutic molecule circulates quickly and binds with high specificity and affinity to the streptavidin tails of the prelocalized fusion protein, efficiently delivering saturating doses of the radionuclide directly to tumor cells. This mode of delivery is intended to provide homogeneous distribution of therapeutic to disseminated or metastasized tumor cells. The high-energy beta emissions of yttrium-90 penetrate the targeted cells and those in the immediate area to destroy the tumor bed. Unbound biotin-yttrium-90 therapeutic is rapidly eliminated through the kidneys, with a relatively short duration of radiation burden on the excretory organs. The short half-life of yttrium-90 (64 hours) allows the radiotherapeutic agent, as well as the non-radiolabeled targeting and clearing agents, to be administered on an outpatient basis.

        The multi-step Pretarget approach may provide for safer administration of intense doses of therapeutic to sites of disease. Research published in 2001 in the journal Blood (98[8]: 2535-2543) compared anti-CD20 radioimmunotherapy (RIT) using the Pretarget approach to RIT with conventional radiolabeled anti-CD20 antibodies in a murine model of human NHL. The study demonstrated superior biodistribution of radioactivity, reduced toxicity and enhanced therapeutic efficacy with the Pretarget approach in this model, and indicated that Pretarget therapy may enable substantial dose escalation of CD20-directed RIT, for more durable remissions in patients with NHL.

        NeoRx has two Pretarget product candidates in clinical development. The first, Pretarget® Lymphoma, employs a fusion protein with the targeting specificity of the well-characterized and clinically successful anti-CD20 monoclonal antibody, to deliver the radionuclide yttrium-90. NHL is a very radiosensitive cancer; response rates correlate with radiation dose intensity. The radiosensitivity and typically disseminated nature of NHL, and the significant need for better and more durable responses to therapy, make NHL an excellent potential indication for Pretarget therapy.

        In late 2001 NeoRx completed enrollment in a phase Ia study of Pretarget® Lymphoma in heavily pretreated NHL patients who had responded poorly to standard therapy. Objectives of the study are to evaluate safety, pharmacokinetics, biodistribution, dosage and timing of administration of the Pretarget components. In the phase Ia trials, patients were administered one of two dose levels of the anti-CD20 fusion protein, followed by infusion of the clearing agent, and the yttrium-90 radiotherapeutic. Evaluation of the data and patient monitoring in this phase Ia trial are ongoing. Preliminary results indicate that the therapy is usually well-tolerated. The estimated dose of yttrum-90 delivered to the patients with the Pretarget regimen was comparable to that previously achieved with directly radiolabeled whole anti-CD20 antibody; however, the estimated doses to the whole body and bone marrow were substantially lower. These preliminary results indicate the potential of Pretarget Lymphoma to deliver clinically effective doses of a radiotherapeutic, with reduced exposure of healthy tissues. NeoRx plans to further evaluate Pretarget® Lymphoma in phase I/II clinical trials in NHL patients with escalating doses of the yttrium-90, based on successful completion of the phase Ia study. We plan to initiate a phase II clinical trial for Pretarget® Lymphoma in patients with diffuse large cell lymphoma (DLCL), and in patients with follicular lymphoma, by year-end 2002. Development of the anti-CD20 fusion protein has been funded in part by a competitive award from the Small Business Innovation Research (SBIR) program of the National Cancer Institute. This SBIR grant is for a total of $1.1 million, payable over the period 2001 through 2002.

        We also are developing a second Pretarget® product candidate, Pretarget® Carcinoma, which uses a fusion protein with the specificity and avidity of the CC49 monoclonal antibody that binds the well-characterized TAG-72 antigen on adenocarcinomas (including many gastrointestinal, pancreatic, prostate, breast, ovary and other tumors). Pretarget® Carcinoma also delivers yttrium-90 to tumor cells. Adenocarcinomas frequently are diagnosed after they already have metastasized, which makes treatment with conventional therapies difficult, and worsens the prognosis. Some adenocarcinomas are relatively radioresponsive. We believe that Pretarget® technology may be well-suited to more effectively and safely treat adenocarcinomas, especially where metastases have occurred. Moreover, we anticipate that if successfully developed and approved for marketing, Pretarget® Carcinoma may be used in combination with chemotherapy. Many widely used chemotherapeutics, such as 5-fluorouracil and gemcitabine, increase the radiation sensitivity of tumor cells; thus it is possible that a further increase in the efficacy of Pretarget® Carcinoma may be achieved with combination therapy. NeoRx initiated a phase Ia study of Pretarget® Carcinoma in patients with gastrointestinal adenocarcinoma in late 2001. The phase Ia study is designed to evaluate safety, pharmacokinetics, biodistribution, dosage and timing of administration of the anti-TAG-72 fusion protein, clearing agent, and the yttrium-90 therapeutic agent. We plan to start a phase II clinical trial in one adenocarcinoma indication by year-end 2002. In addition to gastrointestinal carcinoma, we are considering pancreatic, breast and prostate adenocarcinomas as potential indications for Pretarget® Carcinoma.

        NeoRx also is evaluating and prioritizing fusion proteins, including an anti-Tac fusion protein that is specific for IL-2R (CD25), an antigen expressed in cutaneous T-cell lymphoma, adult T-cell leukemia, anaplastic large cell lymphoma (ALCL), and other malignancies. We plan in the fourth quarter of 2002 to select an additional fusion protein for advancement into clinical trials, with the goal of initiating a clinical program early in 2003.

        We believe that NeoRx has the capacity and expertise to produce cGMP supplies of Pretarget® components in-house for phase I and phase II clinical development. We currently are conducting pilot manufacturing of the product components, including fermentation and purification of the anti-CD20 and anti-TAG-72 fusion proteins, synthesis of the DOTA-biotin, synthesis of the clearing agent, and aseptic fill, and radiolabeling of DOTA-biotin with yttrium-90. We plan to contract with third-party suppliers for commercial quantities of some of these Pretarget® components for subsequent clinical development. Yttrium-90 is available from several commercial sources in the US and Europe. We have qualified two of these sources to supply this radionuclide for our Pretarget® products. We intend to establish longer-term supply agreements with one or more yttrium-90 producers for phase II and III clinical trials. The radiolabeling of the DOTA-biotin compound is currently performed at our manufacturing facility in Seattle. We plan to transfer the radiolabeling process to our radiopharmaceutical facility in Denton, Texas for phase III clinical trials.

Patents and Proprietary Rights

        The Company's policy is to aggressively protect its proprietary technology. We have filed applications for US and foreign patents on many aspects of our technology. We currently have more than 100 issued US patents in our portfolio.

        NeoRx has been awarded over 25 US patents related to our Pretarget® technology, and has additional US and foreign applications pending. We have also licensed the rights to certain other patents relating to Pretarget® products in development.

        In addition, we have an exclusive worldwide license, except in Australia, from The Dow Chemical Company to the Skeletal Targeted Radiotherapy (STR) product in development. The STR portfolio includes US patents covering the STR product composition and its use, with corresponding patent coverage in most jurisdictions in the world.

        Risks associated with the protection of our patents and other proprietary technologies are described under the heading "Risk Factors" above. Pending or future applications of NeoRx or its collaborators will not necessarily result in issued patents. Moreover, the current patents owned by or licensed to NeoRx may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, un-patented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such non-patented proprietary technology.

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

        Under US law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, the patents owned or licensed by NeoRx could be infringed or designed around by third parties, and third parties could obtain patents that the Company would need to license or design around.

        It is the Company's policy to respect the valid patent rights of others. We have obtained patent licenses from various parties covering technologies relating to our proposed products. We expect to enter into additional license agreements in the future with third parties for technologies that may be useful or necessary for the development and/or manufacture of the our products. We anticipate that such licenses, if any, will be available on commercially reasonable terms. If such licenses are not available, we may be unable to design around necessary technology patented by others in a cost-effective manner, if at all.

Competition

        We face significant competition from emerging and established biotechnology and pharmaceutical companies. Many biotechnology companies, including Immunomedics, Inc., IDEC Pharmaceuticals Corp. and Corixa Corp., have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with those being developed by NeoRx. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to cancer therapy. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of NeoRx.

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

        Our cancer therapy products under development are designed for the treatment of blood-born cancers, metastatic cancers or where there is a very high statistical risk that the cancer has spread. We anticipate that the principal competition in this type of cancer treatment will come from existing chemotherapy, hormone therapy, biological and other therapies that are designed to treat the same cancer cancers. We are initially focusing our STR product on the treatment of multiple myeloma. Celgene Corp.'s thalidomide product is in development for treatment of multiple myeloma. Other therapeutics with anti-angiogenic properties and other modes of action are in clinical development for treatment of multiple myeloma. Some competitors have adopted product development strategies targeting cancer cells with antibodies. IDEC Pharmaceuticals has a monoclonal antibody product (Rituxan®) approved for treatment of non-Hodgkin's lymphoma (NHL), and a radioimmunotherapeutic consisting of an anti-CD20 antibody chemically linked to the radionuclide yttrium-90. This product, Zevalin™, received FDA approval for marketing in February 2002. Immunomedics and Corixa have radioimmunotherapy (RIT) products for NHL in late-stage development. Other companies may develop and introduce products and processes competitive with or superior to those of NeoRx. Further, the development by others of new disease treatment or prevention products could render our technology and products under development less competitive, uneconomical or obsolete.

        Timing of market introduction and health-care reform, both uncertainties, will affect the competitive position of our potential products. We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third-party reimbursement, price, and patent protection.

Government Regulation and Product Testing

        The manufacture and marketing of our proposed products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the US and other countries. In the US, drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval within this regulatory framework take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

        The steps required before a pharmaceutical product may be marketed in the United States include:

  •
  preclinical laboratory tests, in vivo preclinical studies and formulation studies;

  •
  submission to the FDA of an Investigational New Drug Application (IND), which must become effective before clinical trials can commence;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

  •
  the submission of a Biologic License Application (BLA) or New Drug Application (NDA) to the FDA; and

  •
  FDA approval of the BLA or NDA prior to any commercial sale or shipment of the drug.

        In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice (cGMP) regulations, which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the US, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

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

        Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In phase I, the drug is tested for:

  •
  safety (adverse effects);

  •
  dosage tolerance;

  •
  metabolism;

  •
  distribution;

  •
  excretion; and

  •
  pharmaco-dynamics (clinical pharmacology).

        In phase II, a limited patient population is studied to:

  •
  determine the efficacy of the drug for specific, targeted indications;

  •
  determine dosage tolerance and optimal dosage; and

  •
  identify possible adverse effects and safety risks.

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

        The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a Biologic License Application (BLA), or New Drug Application (NDA), for

approval of the marketing and commercial shipment of the drug. The testing and approval processes are likely to require substantial cost, time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA or an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-market testing and surveillance to monitor the safety of the product. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA or NDA approval is the requirement that the prospective manufacturers' quality control and manufacturing procedures conform to cGMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

EMPLOYEES

        As of February 1, 2002, NeoRx had 112 full-time employees and seven part-time employees. Of these full-time employees, 18 hold PhD degrees, four hold MD degrees, and one holds a DVM degree. Of the total, 86 employees were engaged in research, development, clinical or manufacturing activities, and 26 were employed in general administration.

        We consider our relations with employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

Item 2.    PROPERTIES

        NeoRx occupies approximately 36,000 square feet of office, laboratory and manufacturing space at 410 West Harrison Street, Seattle, Washington, under a lease that expires May 31, 2006. In July 2000, we entered into a facilities sublease agreement with F-5 Networks for approximately 14,700 square feet of office space located at 501 Elliot Avenue West Building 3, Floor 2, under a lease agreement that expires October 31, 2003. We have given notice of termination of this lease and have entered into a lease agreement for approximately 20,000 square feet of office space located at 300 Elliott Avenue West, adjacent to our facility at 410 West Harrison Street. This lease agreement expires June 1, 2009.

        A portion of our Seattle facilities is used for pilot manufacturing to produce certain of our products under development for clinical trials. We believe that the production capacity of our pilot facility is adequate to satisfy our phase I/II clinical trial requirements for our Pretarget® product candidates in development. The facility passed an FDA inspection for these purposes in 1993 and a Washington State Board of Pharmacy inspection in January 2002.

        In April 2001 NeoRx purchased from International Isotopes Inc. a radiopharmaceutical manufacturing facility located on 12 acres in Denton, Texas. The facility has achieved current Good Manufacturing Practice (cGMP) status and has been issued appropriate radiation permits from the State of Texas. The main building is approximately 88,000 square feet and houses approximately 12,000 square feet of cleanrooms. The area is used for radiopharmaceutical manufacturing, quality control laboratories, and support functions. Current capabilities include terminal and aseptic processing and filling of radiopharmaceuticals. The facility was designed to allow for future expansion.

        We believe that our facilities are in good condition and are adequate for all present uses.

Item 3.    LEGAL PROCEEDINGS

        Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

Item 5.    MARKET FOR REGISTANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the NASDAQ National Market under the symbol NERX. The following table sets forth, for the periods indicated, the high and low sales prices for common stock as reported by NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2001
First Quarter	$12.50	$3.25
Second Quarter	7.25	3.00
Third Quarter	4.01	2.00
Fourth Quarter	6.80	2.51
2000
First Quarter	$70.00	$3.50
Second Quarter	20.25	9.63
Third Quarter	26.25	14.63
Fourth Quarter	25.81	4.25

        There were approximately 884 shareholders of record as of February 25, 2002. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

        The Company has not paid any cash dividends on the common stock since its inception and does not intend to pay cash dividends on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

        The following securities of the Company were sold by the Company within the past three years in reliance on exemptions from registration under the Securities Act of 1933, as amended (the Securities Act).

        Warrants.    In connection with an agreement with a company for corporate communications services, the Company on August 15, 2001, issued a two-year warrant to purchase 15,000 shares of Common Stock at an exercise price of $3.51 per share. The warrant will expire in 2003.

        In connection with the agreement to purchase the manufacturing facility in Denton, Texas, the Company on April 19, 2001, issued to International Isotopes Inc. a three-year warrant to purchase up to 800,000 shares of NeoRx Common Stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company's Common Stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days' written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. In July 2001, International Isotopes transferred these warrants to certain of its preferred shareholders. On July 25, 2001, the Company filed with the Securities and Exchange Commission a registration statement to register the shares underlying the warrant. The registration statement was made effective on August 8, 2001.

        In connection with a line of credit agreement, the Company on February 2, 2000, issued one four-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $6.7734 per share. The warrant will expire in 2004.

        In connection with an agreement with a company for corporate communications services, the Company on February 1, 2000, issued four two-year warrants to purchase an aggregate of 80,000 shares of Common Stock at exercise prices ranging from $6.00 to $9.00 per share. The warrants expired February 1, 2002.

        In connection with an agreement with a company for corporate communications services, the Company on October 14, 1999, issued one five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $1.6875 per share, of which 69,000 shares were exercised during 2001. The warrant will expire in 2004.

        In each case above, the warrant was issued in reliance on Section 4(2) of the Securities Act. The purchaser represented, in connection with the purchase of the warrant, that it was an accredited investor as defined in Regulation D under the Securities Act.

        Private Placements of Common Stock:    On April 14, 2000, NeoRx issued a total of 1,727,045 shares of its Common Stock to a total of 11 purchasers and received net proceeds of $17,978,967. On August 25, 2000, NeoRx issued a total of 2,450,000 shares of its Common Stock to a total of 8 purchasers and received net proceeds of $35,627,500. The shares in both of these transactions were issued in reliance on Section 4(2) of the Securities Act. All purchasers in each transaction represented, in connection with the purchase of its shares, that it was an accredited investor as defined in Regulation D under the Securities Act. The Company has filed Registration Statements on Form S-3 to register the shares issued for resale by the purchaser. Adams Harkness & Hill acted as the placement agent in both of these offerings and received aggregate commissions of $1,814,406. In addition, Roth Capital acted as a placement agent in the April 14, 2000 private placement and received commissions of $237,469.

        The Company intends to use the net proceeds from the transactions described above to advance its research and development programs, including its Skeletal Targeted Radiotherapy (STR) and Pretarget® product candidates, as well as for other general corporate purposes.

Item 6.    SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data:
Revenues	$2,873	$3,549	$591	$9,087	$10,352
Operating expenses	29,020	21,594	15,354	15,378	14,647
Loss from operations	(26,147)	(18,045)	(14,763)	(6,291)	(4,295)
Net loss	(23,802)	(11,402)	(11,951)	(4,449)	(2,550)
Net loss applicable to common shareholders	(24,303)	(11,905)	(12,459)	(4,975)	(5,619)
Net loss per common share—basic and diluted	$(0.92)	$(0.50)	$(0.59)	$(0.24)	$(0.31)
Weighted average common shares outstanding—basic and diluted	26,402	23,853	21,009	20,907	18,065
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,097	$8,389	$3,752	$1,910	$1,949
Investment securities	29,484	49,189	15,289	28,242	31,760
Working capital	31,123	59,315	16,664	28,807	33,775
Total assets	51,028	64,458	20,765	32,441	36,321
Note payable	5,696	—	—	1,195	1,199
Shareholders' equity	$41,715	$62,245	$17,822	$29,044	$33,368

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

Critical Accounting Policies

        Basis of Revenue Recognition:    The Company does not have any significant revenue sources that will continue into 2002. On occasion the Company derives revenue from licensing its non-strategic patent technologies and government grants. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Non-refundable upfront technology license fees, where the company is providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs. For a detailed description of the Company's revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies.

Results of Operations

Year Ended December 31, 2001 Compared with December 31, 2000

        The Company's revenues for 2001 totaled $2.9 million, which included $1.2 million from the receipt of stock warrants from a prior licensing agreement with Angiotech Pharmaceuticals, Inc., $1.2 million from government grants and $0.5 million from other licensing agreements and a facilities lease agreement. The Company's revenues for 2000 totaled $3.5 million, which included $3.1 million from licensing agreements and $0.4 million from government grants. The majority of the revenue in 2000 was from Theseus Corporation and Angiotech Pharmaceuticals, Inc. for non-strategic patent licensing agreements entered into in 1998. The Company does not have any significant revenue sources that will continue into 2002. On occasion the Company derives revenue from licensing its non-strategic patent technologies, and government grants. Pursuant to SAB 101, the timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement. For a detailed description of the Company's revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies.

        The Company's total operating expenses increased 34% to $29.0 million in 2001 from $21.6 million in 2000. Research and development expenses increased 34% from $16.0 million in 2000 to $21.4 million in 2001. The increase in research and development expenses was primarily the result of the addition of operating costs for the Company's radiopharmaceutical manufacturing facility in Denton, Texas, which was acquired on April 19, 2001. Research and development expenses also increased as the result of increased spending for salaries, supplies consulting services and licensing fees for the Company's Pretarget® Lymphoma and Pretarget® Carcinoma projects. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made to NeoRx by third parties. The Company received reimbursements from collaborative agreements of $0.4 million in both 2001 and 2000. General and administrative expenses increased 35% to $7.6 million in 2001 compared to $5.6 million in 2000. The increase in general and administrative expenses largely resulted from accrued compensation costs from the departure of the former CEO, who resigned on July 31, 2001. General and administrative expenses also increased due to the addition of new staff and consulting services.

        We expect research and development expenses to continue to increase significantly due to planned clinical trials for STR, increased spending for our Pretarget® clinical trials for lymphoma, Pretarget Carcinoma and a third Pretarget technology. Increasing costs for STR clinical trials are also dependant upon the approval of the FDA to resume the pivotal program for STR. Costs for general and administrative are also expected to increase with the addition of administrative staff and services in 2001 and 2002.

        Other income in 2001 totaled $2.3 million, which consisted primarily of interest income from investment securities. Other income in 2000 totaled $6.6 million and included a $2.9 million gain on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc. during the first quarter of 2000, $3.0 million of interest income and a $0.5 million gain recorded from the receipt of stock of North American Scientific, Inc. through their acquisition of Theseus LTD.

        Preferred dividends were $0.5 million in 2001 and 2000. Preferred dividends in 2001 and 2000 are related to payment of dividends on Series 1 Preferred Stock.

Year Ended December 31, 2000 Compared with December 31, 1999

        The Company's revenues for 2000 totaled $3.5 million, which included $3.1 million from licensing agreements and $0.4 million from government grants. The majority of the revenue in 2000 was from Theseus Corporation and Angiotech Pharmaceuticals, Inc. for non-strategic patent licensing agreements entered into in 1998. The Company's revenues for 1999 totaled $0.6 million, which consisted primarily of license fees.

        The Company's total operating expenses were $21.6 million for 2000 and $15.4 million for 1999. Research and development expenses increased 39% from $11.5 million in 1999 to $16.0 million in 2000. The increase in research and development expenses was primarily due to increased costs for patient therapy, clinical trial expenses and manufacturing development relating to the Company's STR project. Research and development expenses for the Company's Pretarget® project also increased in 2000, primarily due to costs associated with our Pretarget® Lymphoma phase I/II study. Research and development expenses are shown net of reimbursements received under collaborative agreements for payments made by NeoRx to third parties. During 2000, the Company received $0.4 million in reimbursements. In 1999, reimbursements from collaborative agreements totaled $0.3 million. General and administrative expenses increased 44% to $5.6 million in 2000 compared to $3.9 million in 1999. The increase in general and administrative expenses is principally due to increased expenses for personnel, outside consulting services, recruiting and legal services.

        Other income in 2000 included a $2.9 million gain on the sale of the Company's shares of Angiotech Pharmaceuticals, Inc. during the first quarter of 2000 and a $0.5 million gain recorded from the receipt of stock of North American Scientific, Inc. from their acquisition of Theseus LTD. Other income for 1999 included $1.9 million from final payments under a prior agreement. Other income also included interest income for 2000 of $3.0 million compared to $1.0 million in 1999. The increase in interest income was primarily due to higher cash and investment balances due to the private sales of 4.2 million shares of newly issued Common Stock of the Company that generated $54 million in net proceeds.

        Preferred dividends were $0.5 million in 2000 and 1999. Preferred dividends in 2000 and 1999 are related to payment of dividends on Series 1 Preferred Stock.

Liquidity and Capital Resources

        The Company has financed its operations primarily through the sale of equity securities, collaborative agreements and debt instruments. In 2000 the Company raised approximately $53.6 million (net) through the private placement of equity securities. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled

$33.6 million at December 31, 2001. Cash used in operating activities for 2001 totaled $18.5 million. Revenues and other income sources were not sufficient in 2001 to cover operating expenses.

        During 2001, the Company invested $7.3 million of cash in land, building and equipment primarily related to its acquisition of the Denton, Texas manufacturing facility.

        At December 31, 2001, the Company has the following long-term commitments:

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease obligations	$1,170	$2,134	$1,836	$1,553	$6,693
Note payable	304	971	1,067	3,658	6,000

        Subsequent to December 31, 2001, the Company exercised its option to terminate its corporate office space lease with nine months notice and entered into a new lease for its corporate offices. The future minimum lease payments at December 31, 2001 reflect the termination of the existing lease and the addition of the new lease.

        In February 2000, the Company sold the majority of its investment in Angiotech Pharmaceuticals, Inc. for $4.0 million. In January 2002, the Company sold the remainder of its Angiotech stock for $1.4 million and recognized a gain on the sale of approximately $109,000. In the first quarter of 2000, the Company established a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding its phase III trial of its STR product in development. The Company's STR phase III trial has been on clinical hold since November of 2000. This line of credit is available to the Company only upon the successful resumption of phase III trials. The Company has not drawn funds on this line of credit to date. See Note 7 to the Notes to Consolidated Financial Statements for additional information. In addition to our line of credit with PPD, we will need to raise additional equity financing to fund our planned STR pivotal trials and planned Pretarget® phase I/II trials.

        The Company does not have any significant revenue sources that will continue into 2002. On occasion, the Company derives revenue from licensing its non-strategic patent technologies and government grants.

        The Company expects that its capital resources and interest income will be sufficient to finance its currently anticipated working capital and capital requirements into the first quarter of 2003. The Company's actual capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. The Company intends to seek additional funding through arrangements with corporate partners, licensing agreements, public or private equity financing, or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Recent Developments

New Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which was adopted by the company on January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its financial statements.

        In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2001, the Company owned government debt instruments in the amount of $2.6 million and corporate debt securities in the amount of $25.3 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates. The Company has approximately $8.2 million of corporate debt securities and $1.1 million of federal government and agency securities that had maturity dates greater than one year at December 31, 2001. Of the investments with maturity dates greater than one year at December 31, 2001, $8.2 million were variable interest rate securities.

Investment Risk

        The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income—unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At December 31, 2001, the Company owned such corporate equity securities in the amount of $1.6 million. In January 2002, all of the corporate equity securities were sold and the Company recognized a net gain on the sale of approximately $109,000.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
NeoRx Corporation

        We have audited the accompanying consolidated balance sheets of NeoRx Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
January 25, 2002

NEORX CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$4,097	$8,389
Investment securities	29,484	49,189
Notes receivable	177	2,617
Prepaid expenses and other current assets	907	1,333

Total current assets	34,665	61,528

Facilities and equipment, at cost:
Land	460	—
Building	9,004	—
Leasehold improvements	3,283	3,283
Equipment and furniture	11,448	6,152

	24,195	9,435
Less: accumulated depreciation and amortization	(8,973)	(7,791)

Facilities and equipment, net	15,222	1,644

Other assets, net	1,141	1,286

Total assets	$51,028	$64,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,537	$1,702
Accrued liabilities	1,701	511
Current portion of note payable	304	—

Total current liabilities	3,542	2,213

Long-term liabilities:
Note payable	5,696	—
Other	75	—

Total long-term liabilities	5,771	—

Shareholders' equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible Preferred Stock, Series 1, 205,340 shares issued and outstanding at December 31, 2001 and 2000 (entitled in liquidation to $5,175 at December 31, 2001 and 2000)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,571,098 and 26,197,699 shares issued and outstanding, at December 31, 2001 and 2000, respectively	532	524
Additional paid-in capital	223,905	220,702
Accumulated deficit	(183,304)	(159,001)
Accumulated other comprehensive income—unrealized gain on investment securities	578	16

Total shareholders' equity	41,715	62,245

Total liabilities and shareholders' equity	$51,028	$64,458

See accompanying notes to the consolidated financial statements.

NEORX CORPORATON AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues	$2,873	$3,549	$591

Operating expenses:
Research and development	21,448	15,989	11,462
General and administrative	7,572	5,605	3,892

Total operating expenses	29,020	21,594	15,354

Loss from operations	(26,147)	(18,045)	(14,763)

Other income (expense):
Other income	—	471	1,900
Realized gain on sale of securities	4	3,353	—
Interest income	2,736	2,986	1,029
Interest expense	(395)	(167)	(117)

Total other income	2,345	6,643	2,812

Net loss	(23,802)	(11,402)	(11,951)
Preferred stock dividends	(501)	(503)	(508)

Net loss applicable to common shares	$(24,303)	$(11,905)	$(12,459)

Net loss per common share—basic and diluted	$(0.92)	$(0.50)	$(0.59)

Weighted average common shares outstanding—basic and diluted	26,402	23,853	21,009

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Shareholders' Equity
Balance, December 31, 1998	208	$4	21,007	$420	$163,189	$(134,637)	$68	$29,044
Exercise of stock options	—	—	66	1	105	—	—	106
Stock warrants issued for services	—	—	—	—	450	—	—	450
Compensation expense on stock options	—	—	—	—	407	—	—	407
Comprehensive loss:
Net loss	—	—	—	—	—	(11,951)	—	(11,951)
Unrealized gain on investment securities	—	—	—	—	—	—	274	274

Total comprehensive loss	—	—	—	—	—	—	—	(11,677)

Preferred stock dividends	—	—	—	—	—	(508)	—	(508)

Balance, December 31, 1999	208	4	21,073	421	164,151	(147,096)	342	17,822
Common stock issued, net of offering costs of $2,141	—	—	4,177	84	53,523	—	—	53,607
Common stock issued for services	—	—	4	—	81	—	—	81
Exercise of stock options	—	—	940	19	2,138	—	—	2,157
Stock options and warrants issued for services and credit arrangement	—	—	—	—	786	—	—	786
Conversion of preferred stock	(3)	—	3	—	—	—	—	—
Conversion of subordinated debentures	—	—	1	—	23	—	—	23
Comprehensive loss:
Net loss	—	—	—	—	—	(11,402)	—	(11,402)
Unrealized gain on investment securities	—	—	—	—	—	—	3,027	3,027
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	—	—	(3,353)	(3,353)

Total comprehensive loss	—	—	—	—	—	—	—	(11,728)

Preferred stock dividends	—	—	—	—	—	(503)	—	(503)

Balance, December 31, 2000	205	4	26,198	524	220,702	(159,001)	16	62,245
Common stock issued for services	—	—	50	1	147	—	—	148
Exercise of stock options and warrants	—	—	323	7	487	—	—	494
Stock options and warrants issued for services	—	—	—	—	1,281	—	—	1,281
Stock warrants issued for asset purchase	—	—	—	—	1,288	—	—	1,288
Comprehensive loss:
Net loss	—	—	—	—	—	(23,802)	—	(23,802)
Unrealized gain on investment securities	—	—	—	—	—	—	566	566
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	—	(23,240)

Preferred stock dividends	—	—	—	—	—	(501)	—	(501)

Balance, December 31, 2001	205	$4	26,571	$532	$223,905	$(183,304)	$578	$41,715

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(23,802)	$(11,402)	$(11,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,348	514	356
Gain on sale of securities	(4)	(3,353)	—
Stock and warrants received for license fees	(1,231)	(471)	—
Common stock issued for services	148	81	—
Stock options and warrants issued for services	1,281	486	450
Compensation expense on employee stock options	—	—	407
Change in operating assets and liabilities (net of acquisition):
(Increase) decrease in notes receivable	2,440	(2,483)	(42)
(Increase) decrease in prepaid expenses and other assets	587	(875)	405
Increase (decrease) in accounts payable	(165)	883	63
Increase (decrease) in accrued liabilities	887	(418)	(263)
(Decrease) in deferred revenue	—	—	(250)

Net cash used in operating activities	(18,511)	(17,038)	(10,825)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	50,258	54,431	27,662
Purchases of investment securities	(28,760)	(84,833)	(14,435)
Facilities and equipment purchases	(7,272)	(2,012)	(154)

Net cash provided by (used in) investing activities	14,226	(32,414)	13,073

Cash flows from financing activities:
Repayment of capital lease obligations	—	—	(4)
Repayment of subordinated debentures	—	(1,172)	—
Proceeds from stock options and warrants exercised	494	2,157	106
Preferred stock dividends	(501)	(503)	(508)
Proceeds from issuance of common stock	—	53,607	—

Net cash provided by (used in) financing activities	(7)	54,089	(406)

Net increase (decrease) in cash and cash equivalents	(4,292)	4,637	1,842
Cash and cash equivalents:
Beginning of year	8,389	3,752	1,910

End of year	$4,097	$8,389	$3,752

See the accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The Company

        NeoRx is a cancer therapeutics company developing products for targeted delivery of anti-cancer agents, including radiopharmaceuticals, directly to sites of disease. The consolidated financial statements include the accounts of NeoRx Corporation and its wholly owned subsidiary, NRX Acquisition Corporation (Company). All significant intercompany balances and transactions have been eliminated.

NOTE 2. Summary of Significant Accounting Policies

        Cash and Cash Equivalents:    All highly liquid investments with a remaining maturity of three months or less when purchased, are considered to be cash equivalents. Cash equivalents consisted primarily of money market funds, federal government and agency securities and corporate debt securities totaling $4,097,000 and $6,906,000 at December 31, 2001 and 2000, respectively.

        Estimates and Uncertainties:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Research and Development Revenues and Expenses:    Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, also known as SAB 101, "Revenue Recognition in Financial Statements," non-refundable upfront technology license fees, where the company is providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs.

        The Company accounts for equity instruments received in payment for licensing fees or other services in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-8 (EITF 00-8), Accounting by a Grantee for Equity Instruments to be Received in Conjunction with Providing Goods or Services. The Company records the fair value of the equity instruments as revenue in accordance with its revenue recognition policy. Revenue recognized from the receipt of equity instruments totaled approximately $1,231,000 in 2001. No revenue was recognized from the receipt of equity instruments in 2000 and 1999.

        Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining development period. The Company adopted SAB 101 on October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements. Prior to the adoption of SAB 101, revenue was recognized for milestone payments upon the attainment of a specified event. Other payments for technology or licensing fees were recognized as revenue when payment was received, unless subject to a contingency, which resulted in the deferral of revenue. Research and development costs are expensed as incurred. It is the Company's practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses. Third-party reimbursements for 2001, 2000 and 1999 were $383,775, $367,640, and $276,127, respectively.

        Income Taxes:    The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, which is more likely than not expected to be realized.

        Fair Value of Financial Instruments:    The Company has financial instruments consisting of cash, cash equivalents, investment securities, notes receivable, accounts payable, accrued liabilities and note payable. All of the Company's financial instruments, based on either the short-term nature of the instrument, current market indicators or quotes from brokers, approximate their carrying amount.

        Investment Securities:    The Company considers all investment securities as available-for-sale. All securities are carried at fair value. The Company does not invest in derivative financial instruments. Unrealized gains and losses on investment securities are reported as a component of comprehensive income or loss and classified as accumulated other comprehensive income or loss—unrealized gain (loss) on investment securities in shareholders' equity.

        Segment Reporting:    The Company has one operating business segment. Revenues consist almost entirely of fees received under license agreements. Expenses incurred are reported according to their nature.

        Comprehensive Loss:    The Company's comprehensive loss for 2001, 2000, and 1999 consisted of net loss and net unrealized gain on investment securities.

        Facilities and Equipment:    Facilities and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of five to seven years for equipment and furniture, three years for computer equipment and software and thirty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the terms of the leases.

        Intangible Assets:    Intangible assets principally represent licenses and processes and workforce and are included in other assets. Amortization is provided using the straight-line method over estimated useful lives of thirty years for licenses and processes and five years for workforce in place. Licenses and processes and workforce totaled approximately $845,000 at December 31, 2001, net of accumulated amortization of $31,000, and are included in other assets.

        Net Loss Per Common Share:    Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. Calculations of basic and diluted loss per share for 2001, 2000 and 1999 excludes the effect of options and warrants to purchase additional shares of common stock because the share increments would be antidilutive. The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the years indicated because their effect would be antidilutive.

	2001	2000	1999
Common Stock options	4,614,000	3,156,000	3,629,000
Weighted average exercise price per share	$5.10	$5.16	$2.56
Common Stock warrants	1,051,000	305,000	150,000
Weighted average exercise price per share	$8.85	$4.46	$1.69

        In addition, 234,088 aggregate shares issuable upon conversion of the Company's preferred stock are not included in the calculation of diluted loss per share for 2001 and 2000, and 283,712 aggregate shares issuable upon conversion of the Company's convertible subordinated debentures and its preferred stock are not included in the calculation of diluted loss per share for 1999 because the share increments would be antidilutive.

        Stock Issued to Employees:    The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company amortizes compensation expense on fixed awards with pro rata vesting based on the straight-line method. The Company applies the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants.

        Reclassifications:    Certain reclassifications were made to the 2000 financial statements to make them comparable with the 2001 presentation.

        Concentration in the Available Sources of Supply of Materials:    The Company is dependent on suppliers for the timely delivery of materials and services and may experience interruptions in supply. The Company has limited suppliers of the following materials at December 31, 2001:

  •
  Commercial quantities of holmium-166, the radionuclide used in the Company's STR product candidate, and yttrium-90, the radionuclide used in the Company's Pretarget® product candidates;

  •
  The small-molecule compound used in the Company's STR product candidate to deliver holmium-166 to the bone; and

  •
  The proteins and small-molecule compounds used in the Company's Pretarget® product candidates.

        Sources of some of these materials are limited, and the Company may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize its proposed products.

        New Accounting Pronouncements:    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which was adopted by the Company on January 1, 2002. The adoption of Statement No. 142 did not have a material impact on the Company's financial statements.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its financial statements.

        In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

NOTE 3. Investment Securities

Investment securities consisted of the following (in thousands):

	December 31,
	2001	2000
Federal government and agency securities	$2,556	$15,340
Corporate debt securities	25,292	33,595
Corporate equity securities	1,636	254

	$29,484	$49,189

Unrealized gains and losses at December 31, 2001 are as follows (in thousands):

	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Federal government and agency debt securities	$2,534	$2,556	$53	$(31)
Corporate debt securities	24,937	25,292	386	(31)
Corporate equity securities	1,435	1,636	201	—

	$28,906	$29,484	$640	$(62)

Net unrealized gains			$578

Unrealized gains and losses at December 31, 2000 are as follows (in thousands):

	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Federal government and agency debt securities	$15,287	$15,340	$53	$—
Corporate debt securities	33,415	33,595	183	(3)
Corporate equity securities	471	254	—	(217)

	$49,173	$49,189	$236	$(220)

Net unrealized gains			$16

        At December 31, 2001, the Company had approximately $8,169,000 of corporate debt securities with variable interest rates that mature from 2005 to 2011 and $1,051,000 of federal government and agency securities that mature in 2003. All other debt securities as of December 31, 2001 had maturities of less than one year.

NOTE 4. Notes Receivable

        The Company has various unsecured notes receivable resulting from licensing agreements, which included a note for $2,500,000 at December 31, 2000. The note was collected during the year ended December 31, 2001.

NOTE 5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Compensation	$798	$437
Severance	510	7
Other	393	67

	$1,701	$511

NOTE 6. Note Payable

        In connection with the Company's April 19, 2001 acquisition of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, Texas, the Company assumed a $6,000,000 note payable. The terms of the note payable include interest at a variable interest rate equal to the prime rate as published in the Wall Street Journal (4.75% at December 31, 2001) due and payable on a quarterly basis until April 2002. Beginning in May 2002, principal and interest will be due and payable in monthly installments of $61,195 until the final note maturity in April 2009. The assets acquired secure the note payable.

        Note payable maturities as of December 31, 2001, are as follows (in thousands):

Year
2002	$304
2003	474
2004	497
2005	521
2006	546
Thereafter	3,658

Total	$6,000

NOTE 7. Line of Credit

        In 2000, the Company established a line of credit with Pharmaceutical Product Development, Inc. (PPD), of up to $5,000,000 to assist in funding the Company's phase III trials of its STR product. The FDA placed the Company's phase III trials on clinical hold in November 2000. This line of credit is available to the Company only upon the successful resumption of phase III trials. Funds may be drawn at any time for clinical trial services and interest is payable on any unpaid balances at 16%. Principal and interest are payable in full in twenty-four equal monthly installments beginning thirty days after funds are drawn. The Company has not drawn funds on this line of credit to date. The line of credit terminates on the earlier of the second anniversary of the first draw date or on various other dates related to commitments completed or change in control of the Company.

        In connection with this line of credit agreement the Company issued a warrant to purchase 75,000 shares of Common Stock at an exercise price of $6.7734. The Company recorded the fair value of the warrants as a deferred cost within other assets, which is being amortized over the expected term of the line of credit. Based upon the Black-Scholes option-pricing model, the grant-date fair value of the warrant was $5.32 per share using assumptions of expected volatility of 112%, contractual warrant term of four years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrant expires in 2004.

NOTE 8. Leases

        The lease agreements for the Company's principal locations expire in 2002, 2006 and 2009. Total rent expense under operating leases was approximately $1,387,000, $613,000, and $591,000, for 2001, 2000 and 1999, respectively.

        Minimum lease payments under operating leases as of December 31, 2001, are as follows (in thousands):

Year
2002	$1,170
2003	1,067
2004	1,067
2005	1,066
2006	770
Thereafter	1,553

Total minimum lease payments	$6,693

        Subsequent to December 31, 2001, the Company exercised its option to terminate its corporate office space lease with nine months notice and entered into a new lease for its corporate offices. The future minimum lease payments at December 31, 2001 reflect the termination of the existing lease and the addition of the new lease.

NOTE 9. Shareholders' Equity

        Common Stock Transactions:    During 2001, the Company generated approximately $377,000 in net proceeds from the issuance of 254,399 common shares related to the exercises of employee stock options and approximately $117,000 in net proceeds from the issuance of 69,000 common shares related to the exercises of stock warrants. Also during 2001, the Company issued 50,000 common shares to an officer of the Company and recorded $148,000 in compensation expense.

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

        Preferred Stock Transactions.    Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors (the Board), payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of common stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances. The liquidation value at December 31, 2001 was approximately $5,175,000.

        Shareholders' Rights Plan:    The Company has adopted a Shareholders' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The Board declared a dividend to holders of the Company's common stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right, also known as the Right, for each outstanding share of the common stock. The Right is exercisable 10 days following the offer to purchase or the acquisition of a beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons. Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock, also known as Series A Preferred Stock, at a price of $40, subject to adjustment. The Rights expire in 2006. The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions. Each share of Series A Preferred Stock has 100 votes, and will vote with the common stock. Prior to the acquisition by a person or group of 20% of the outstanding common stock, the Board may redeem each Right at a price of $.001.

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

        Stock Options:    The Company has two stock option plans with options available for grant: the 1994 Stock Option Plan (the "1994 Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Directors Plan").

        The 1994 Plan, as amended in 2000, authorizes the Board or an Option Committee appointed by the Board to grant options to purchase a maximum of 5,800,000 shares of common stock. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service. Beginning in May 2000, option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date. Option grants for employees with less than one year of service and employees receiving promotions beginning in May 2000 become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years. As of December 31, 2001, there were 267,638 shares of common stock available for grant under the 1994 Plan.

        In connection with a severance and consulting agreement with a former officer, the Company accelerated the vesting of stock options to acquire 100,000 shares of common stock. The Company recognized approximately $208,000 in stock compensation expense in connection with the severance and consulting arrangement and has deferred stock compensation expense totaling approximately $107,000 at December 31, 2001. Compensation expense related to the unvested options at the time of separation of employment will be recognized over the two-year service period of the consulting arrangement.

        Also in July 2001, the Company granted stock options pursuant to an agreement outside the Company's 1994 Plan and the Directors Plan to an officer of the Company to purchase 150,000 shares of common stock at an exercise price of $3.35 per share. The options vest in equal monthly increments over twelve months beginning one month after the date of grant and expire ten years from the date of grant.

        In connection with various agreements with consultants in 2001 for consulting services, the Company granted stock options to purchase 180,000 shares of common stock at exercise prices ranging from $2.34 to $5.53 per share. The options vest at various intervals up to two years after the grant date. Compensation expense is recorded for the fair values of the grants over the period the services are provided by the consultants. Based upon the Black Scholes option-pricing model, fair values of the options ranged from $2.57 to $4.82 per share using assumptions of expected volatilities ranging from 98% to 146%, expected option lives of up to three years, expected dividend rate of zero and risk-free rates of interest ranging from 1.8% to 4.7%. The Company recorded compensation expense of approximately $451,000 in 2001 related to these grants with deferred compensation of $266,000 at December 31, 2001. The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

        In connection with an agreement with a consultant in 2000 for clinical consulting services, the Company granted stock options to purchase 100,000 shares of common stock at an exercise price of $9.1875. The options vest 25% immediately, and 25% every six months thereafter. Compensation expense for the fair value of the grant was recorded over the period the services were provided by the consultant. Based upon the Black Scholes option-pricing model, the fair value of the options ranged from $7.81 to

$8.39 per share using assumptions of expected volatility of 142% to 144%, expected option life of two years, expected dividend rate of zero and risk-free rates of interest of 4.6% to 6.6%. During 2001, the clinical consulting services were completed. The Company recorded compensation expense of approximately $74,000 and $280,000 in 2001 and 2000, respectively.

        In May 2000, the Company amended its 1994 stock option plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas the employee previously had three months to exercise such option. Compensation expense equal to the intrinsic value of an employee's option at the modification date will be recorded for employees that receive an extension of their options upon retirement. The intrinsic value at the modification date for the options subject to the modification that are outstanding at December 31, 2001 totaled approximately $22,183,000.

        In December 1999, the Company extended the term of 211,000 vested stock options for certain employees. At the time of the extension of the term, the fair value of the Company's common stock was greater than the exercise price of the stock options. The Company recorded approximately $407,000 in compensation expense for the difference between the fair value of the Company's common stock on the date the exercise period was extended and the exercise price of the stock options.

        The Directors Plan authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 2001, there were no shares of common stock available for grant under the Directors Plan. Information relating to stock option activity is as follows (in thousands, except per share data):

	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,156	$5.16	3,629	$2.56	3,335	$2.81
Granted	1,874	5.08	810	13.57	598	1.49
Exercised	(254)	1.48	(939)	2.30	(66)	1.60
Cancelled	(162)	11.69	(344)	5.38	(238)	3.70

Outstanding at end of year	4,614	$5.10	3,156	$5.16	3,629	$2.56

Exercisable at end of year	2,277	$4.79	1,705	$3.51	2,118	$3.22

        Information relating to stock options outstanding and exercisable at December 31, 2001 is as follows (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life in Years
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.25—$1.60	1,395	4.31	$1.54	1,026	$1.54
$1.63—$5.15	1,263	7.31	3.41	278	3.02
$5.16—$8.06	1,302	7.28	6.22	663	6.57
$8.38—$21.75	654	8.09	13.71	310	13.32

	4,614	6.51	$5.10	2,277	$4.79

        Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net Loss", "Net Loss Applicable to Common Shares" and "Net Loss Per Common Share" would have increased to the following pro forma amounts for 2001, 2000 and 1999 (in thousands, except per share data):

	2001	2000	1999
Net loss
As reported	$(23,802)	$(11,402)	$(11,951)
Pro forma	(28,355)	(13,799)	(13,967)
Net loss applicable to common shares
As reported	$(24,303)	$(11,905)	$(12,459)
Pro forma	(28,856)	(14,302)	(14,475)
Net loss per common share, basic and diluted
As reported	$(.92)	$(.50)	$(.59)
Pro forma	(1.09)	(.60)	(.69)

        The fair value of each stock option granted is valued on the date of grant using the Black Scholes option-pricing model. During 2001, the weighted average grant-date fair value of stock options granted was $3.41 per share using assumptions of expected volatility of 98%, expected option lives of three years, expected dividend rate of zero and a risk-free rate of interest of 5.1%. During 2000, the weighted average grant-date fair value of stock options granted was $11.50 per share using assumptions of expected volatility of 144%, expected option lives of three years, expected dividend rate of zero and a risk-free rate of interest of 5.1%. During 1999, the weighted average grant-date fair value of stock options granted was $1.16 per share using assumptions of expected volatility of 112%, expected option lives of four years, expected dividend rate of zero and a risk-free rate of interest of 6.6%.

        Restricted Stock.    The Company has a Restricted Stock Plan (the "Restricted Stock Plan") under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, adopted in 1991, 250,000 shares are authorized for grant, of which 130,250 shares remain available for grant at December 31, 2001. There were 50,000 shares granted without restrictions and 10,000 shares granted subject to certain performance requirements during 2001 for services provided or to be provided to the Company. The performance requirements related to the 10,000 shares granted were not met at December 31, 2001. There were 3,750 shares granted without restrictions during 2000 for services. The Company recorded approximately $148,000 and $81,000 in compensation expense related to these grants in 2001 and 2000, respectively. No restricted shares were granted in 1999.

        Warrants.    In connection with the agreement to purchase the manufacturing facility in Denton, Texas, the Company on April 19, 2001, issued to International Isotopes Inc. a three-year warrant to purchase up to 800,000 shares of NeoRx Common Stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company's Common Stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days' written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. The warrant was valued at $1.61 per share using an option pricing model with assumptions of expected volatility of 125%, expected warrant life of three years, expected dividend rate of zero and a risk-free rate of interest of 4.6%. On July 25, 2001, the Company filed with the Securities and Exchange Commission a registration statement to register the shares underlying the warrant.

        In connection with an agreement in 2001 for corporate communications services, the Company issued a warrant to purchase 15,000 shares of common stock at an exercise price of $3.51. The Company recorded an expense in the amount of $22,000 for the fair value of the warrants on the date the services were completed. Based upon the Black Scholes option-pricing model, the grant-date fair value of the warrant was $1.47 per share using assumptions of expected volatility of 142%, expected warrant life of two years, expected dividend rate of zero and a risk-free rate of interest of 3.2%. The warrant expires in 2003.

        In connection with an agreement in 2000 for corporate communications services, the Company issued warrants to purchase 80,000 shares of common stock at exercise prices ranging from $6.00 to $9.00. The Company recorded an expense in the amount of $205,000 for the fair value of the warrants on the date the services were completed. Based upon the Black Scholes option-pricing model, the grant-date fair values of the warrants ranged from $5.32 to $7.97 per share using assumptions of expected volatility of 112%, expected warrant lives of two years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrants expired February 1, 2002.

        In connection with an agreement with a company in 1999 for corporate communications services, the Company issued a warrant to purchase 150,000 shares of common stock at an exercise price of $1.6875, of which 69,000 shares were exercised during 2001. The Company recorded an expense in the amount of $450,000 for the fair value of the warrant on the date the services were completed. Based upon the Black Scholes option-pricing model, the grant-date fair value of the warrant was $1.22 per share using assumptions of expected volatility of 112%, expected warrant life of five years, expected dividend rate of zero and a risk-free rate of interest of 6.6%. The warrant expires in 2004.

NOTE 10. Revenues

        Revenue in 2001 included $1,231,000 from the receipt of a warrant related to a prior licensing agreement. The Company recorded the fair value of the warrant as revenue when contingencies associated with the receipt of the warrant had been removed. The Company exercised the warrant in the fourth quarter of 2001. The shares acquired upon exercise are included in investment securities at December 31, 2001. The Company recorded approximately $335,000 of revenue from a lease agreement at its radiopharmaceutical manufacturing facility in Denton, Texas. The agreement expires in April 2002.

        The Company recorded $1,975,000 of revenue in 2000 from a licensing agreement, entered into during 1998 with Theseus LTD, concurrent with Theseus LTD's 2000 acquisition by North American Scientific, Inc.

        The Company received $1,900,000 in 1999 from final payments under a previous licensing agreement, which was recorded as other income.

NOTE 11. Cash Flows

        Interest paid by the Company was $266,000, $49,000, and $117,000, for 2001, 2000 and 1999, respectively. During 2001, the Company acquired assets through the assumption of $378,000 in liabilities and a $6,000,000 note payable and through the forgiveness of a note receivable in the amount of $700,000 that was recorded under other assets at December 31, 2000. During 2000, $23,000 of subordinated debentures was converted into 890 shares of Common Stock. Also during 2000, the Company issued warrants valued at $399,000 in connection with the line of credit, which have been recorded as deferred costs within other assets.

NOTE 12. Federal Income Taxes

        Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$29,076	$26,865
Research and experimentation credit carryforwards	7,235	6,220
Capitalized research and development	9,108	5,732
Depreciation and amortization	205	425
Other	1,243	748

Deferred tax assets	46,867	39,990

Deferred tax asset valuation allowance	(46,867)	(39,990)

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $6,877,000, $7,903,000, and $4,000,000 in 2001, 2000 and 1999, respectively.

        The Company has net operating loss carryforwards of approximately $86,000,000, which expire from 2002 through 2021. Research and experimentation credits expire from 2002 to 2021. As a result of changes in ownership, the utilization of the Company's net operating loss carry forwards may be limited.

        Approximately $17,518,000 of the Company's net operating loss carryforwards at December 31, 2001 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity.

NOTE 13. Related Party Transactions

        The Company's Chairman of the Board of Directors, Dr. Fred Craves, had a consulting agreement with the Company that provided that he shall be retained as a general advisor and consultant to the Company's management on all matters pertaining to the Company's business. In exchange for such services, he was compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses. Compensation payments under this agreement totaled $120,000 for each of the years 2001, 2000 and 1999. In addition, payments for travel and other expenses totaled approximately $58,800, $29,900 and $22,500 for 2001, 2000 and 1999, respectively. In 2002 the Company did not renew this agreement with Dr. Craves.

        Dr. Craves is a founder of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry. Another NeoRx Director is on the business advisory board of BCC. The Company and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $50,000 in cash for each calendar quarter through the end of 2001. The Company renewed the agreement for 2002 and will pay a retainer fee of $80,000 per quarter. The agreement also includes a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of consideration raised. Retainer fee payments under this agreement totaled $300,000 for 2001, which included the balance payable of $100,000 at December 31, 2000. The Company also paid to BCC approximately $612,000 during 2001 for commissions related to the purchase of the radiopharmaceutical manufacturing facility and certain related assets located in Denton, Texas.

        In connection with an agreement to provide financial consulting services in 2001, a Director received fees in 2001 of $115,000 and stock option grants of 10,000 shares in December 2000 and 150,000 shares in January 2001. Services related to these stock options were fully provided by December 31, 2001 and this agreement was terminated; the associated stock options were fully vested at December 31, 2001, which included 58,333 of options that were modified in January 2002 to fully vest these options effective December 2001. The Company recorded an expense in the amount of $526,000 during 2001 for the fair value of the option grants on the date the services were completed.

        The Company has a demand note receivable from an officer with a balance of approximately $115,000 as of December 31, 2001 that is recorded in other assets. During 2001 and 2000 the Company had a demand note from another officer of approximately $61,000; this note was paid in full on July 31, 2001.

NOTE 14. 401(K) Plan

        The Company sponsors a 401(K) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan on a percentage of participants' contributions. The Company made contributions of approximately $22,000, $17,000 and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has no other post employment or post retirement benefit plans.

NOTE 15. Asset Acquisition

        On April 19, 2001, the Company completed its purchase from International Isotopes Inc. of a radiopharmaceutical manufacturing and distribution facility and certain other related assets in Denton, Texas. The Company has hired certain former employees of International Isotopes to serve on the Company's radiopharmaceutical manufacturing team at the facility. The Company intends to use the facility primarily to produce its Skeletal Targeted Radiation (STR) product candidate and other products in development.

        A summary of the purchase price for the radiopharmaceutical manufacturing facility is as follows:

Cash	$6,000,000
Stock warrant	1,288,000
Direct acquisition costs	1,146,000
Note payable	6,000,000
Liabilities assumed	378,000

Total purchase price	$14,812,000

        The purchase price was allocated as follows:

Land	$460,000
Building	9,000,000
Machinery and equipment	4,132,000
Furniture and fixtures	344,000
Licenses and processes	786,000
Workforce	90,000

Total	$14,812,000

        Licenses and processes and workforce will be amortized over their estimated useful lives of thirty years and five years, respectively.

        Part of the cash consideration was in the form of forgiveness of amounts owed by International Isotopes, Inc. to NeoRx, including a note receivable of $700,000 included in other assets at December 31, 2000.

NOTE 16. Unaudited Quarterly Data

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Revenues	$1,039	$135	$263	$1,436
Operating expenses	5,486	6,444	8,418	8,672
Net loss	(3,581)	(5,570)	(7,478)	(7,173)
Net loss applicable to common shares	(3,706)	(5,695)	(7,604)	(7,298)
Net loss per common share—basic and diluted	(.14)	(.22)	(.29)	(.28)
2000
Revenues	$149	$727	$684	$1,989
Operating expenses	6,063	5,062	4,852	5,617
Net loss	(2,366)	(3,855)	(3,450)	(1,731)
Net loss applicable to common shares	(2,493)	(3,982)	(3,575)	(1,855)
Net loss per common share—basic and diluted	(.12)	(.17)	(.15)	(.06)

        Note: Net loss per common share—basic and diluted may not add to net loss per common share for the year due to rounding.

NOTE 17. Contingency

        The Company is in continuing discussions with the FDA regarding its proposed STR product. The Company's phase III trial in multiple myeloma and other STR studies were placed on clinical hold by the FDA in November 2000, after some phase I/II patients developed a serious delayed toxicity. The Company has discussed with the FDA a revised pivotal trial plan for STR in patients with refractory or relapsed multiple myeloma, and submitted a protocol for a new radiation dosimetry study. The FDA requested that the Company conduct this study to collect additional radiation dosimetry data from a small number of patients, to demonstrate the accuracy of the method proposed for use in calculating dose in the pivotal trials, and select dose levels likely to produce an appropriate safety profile. In the first quarter of 2002 the Company plans to begin enrolling multiple myeloma patients in this dosimetry study. Based on the results of this study and subject to approval from the FDA, the Company plans to initiate a revised pivotal trial program. The pivotal trials cannot begin until the Company receives authorization from the FDA.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)  Directors. The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        (b)  Executive Officers. Information with respect to the Company's executive officers is set forth below.

Name	Age	Position with the Company
Douglass B. Given, MD, PhD	50	President, Chief Executive Officer and Director
Wolfgang Oster, MD	45	Chief Operating Officer
Richard L. Anderson	62	Senior VP, Chief Financial Officer and Secretary
Karen Auditore-Hargreaves, PhD	49	Senior Vice President, Research and Development
Becky J. Bottino	53	Senior Vice President, Technical Operations
Linda T. Findlay	53	Vice President, Human Resources
Neile A. Grayson	41	Vice President, Medical and Regulatory Affairs
Richard G. Ghalie, MD	44	Vice President, Corporate Development
Melinda G. Kile	45	Vice President and Controller
Leslie J. Sabo	53	Vice President, Manufacturing
Anna L. Wight	47	Vice President, Legal

Business Experience

        Douglass B. Given, MD, PhD,  was appointed President, CEO and a Director of NeoRx Corporation in July 2001. Dr. Given is an Executive-in-Residence at Bay City Capital LLC. From November, 2000 to July 2001, Dr. Given served as a business advisor to NeoRx Corporation. He was formerly Corporate Senior Vice President and Chief Technology Officer, Mallinckrodt, Inc. from August 1999 to October 2000. From January 1993 to July 1999, Dr. Given served as CEO and a Director of Progenitor, Inc. and Mercator Genetics, Inc. He has held positions as Vice President, Schering Plough Research Institute; Vice President, Monsanto / GD Searle Research Laboratories; and Medical Advisor, Lilly Research Laboratories. Dr. Given holds a MD and a PhD from the University of Chicago, and an MBA from the Wharton School of Business, University of Pennsylvania. He is a Director of SemBioSys Genetics, Inc. and on the Advisory Council to the University of Chicago for Biological Sciences and the Pritzker School of Medicine.

        Wolfgang Oster, MD,  joined NeoRx as Chief Operating Officer in June 2001 from US Bioscience, Inc., which merged with MedImmune, Inc. At US Bioscience, he served as Executive Vice President of Worldwide Clinical Research. During his almost 10 years at US Bioscience, Dr. Oster also served as a board member of its European pharmaceutical divisions located in the UK and Netherlands, and as Managing Director for International R&D and Business Development. Previously, Dr. Oster held senior positions in oncology clinical research at Behringwerke/Hoechst. He holds an appointment as Adjunct Professor of Medicine at Brown University and is a Fellow of the Royal Society of Medicine, UK. Dr. Oster received an MD and a Fellowship in Internal Medicine as well as Hematology and Medical Oncology at the University of Mainz Medical School, Germany. Dr. Oster also holds a Habilitation Venia Legendi from the University of Freiberg, Germany.

        Richard L. Anderson  was appointed Senior Vice President and Chief Financial Officer and Secretary in September 2001. Mr. Anderson held the position of President, Chief Operating Officer and Chief Financial Manager and Secretary at NeoRx Corporation from December 1998 to March 2001. He held the position of Senior Vice President, Finance and Operations, Chief Financial Officer, and Secretary from September 1997 to December 1999. He was Senior Vice President and Chief Financial Officer from January 1996 to August 1997. From November 1994 to January 1997, Mr. Anderson was Vice President and Controller at Mosaix Inc., a provider of computer telephony integration products and services. From September 1993 to October 1994, Mr. Anderson was Vice President of Finance, Chief Financial Officer and Secretary of Merix Corporation (formerly a division of Tektronix), a manufacturer of printed circuit boards. Mr. Anderson holds an MS degree in Management from Johns Hopkins University, a MS degree in Solid State Physics from the University of Maryland, a BS in Physics from Bucknell University and is a Certified Public Accountant.

        Karen Auditore-Hargreaves, PhD,  was promoted to Senior Vice President, Research and Development in September 2001 and previously served as Vice President, Research and Development since May 1999. Prior to joining the Company, she was Vice President of Research, at CellPro, Inc. and was responsible for the development of products for the selection, activation and expansion of human hematopoietic cells. Prior to joining CellPro, Dr. Hargreaves held research management positions with Oculon Corporation, PATH and Genetic Systems Corporation. Dr. Hargreaves holds a Ph.D. in Genetics from the University of California, Davis and received her postdoctoral training at the Massachusetts Institute of Technology Center for Cancer Research.

        Becky J. Bottino  was promoted to Senior Vice President, Technical Operations in September 2001 and previously served as Vice President, Operations since September 1997. She was the Company's Director of Manufacturing and Product Development from October 1996 through September 1997, Director of Product Development from 1992 to 1994, and Manager of Product Development from 1989 to 1992. Ms. Bottino joined NeoRx in 1985 as a Research Technologist. She holds a MS degree in Chemistry from the University of Washington and a BS degree from the University of Utah.

        Linda Findlay  was promoted to Vice President, Human Resources in September 2001 and joined NeoRx in May 2000 as Director of Human Resources. Previously, she was with Danzas Corporation as Vice President, Human Resources. Prior to Danzas, she was with Genetic Systems, Muzak Limited Partnership, Thousand Trails Inc. and PACCAR, Inc. Ms. Findlay received a BA in Political Science from the University of Washington and an MS in Human Resource Management from Seattle Pacific University. She holds a Senior Professional in Human Resources (SPHR) certification.

        Richard Ghalie, MD,  joined NeoRx as Vice President, Medical and Regulatory Affairs in July 2001. Prior to joining NeoRx, Dr. Ghalie was Senior Franchise Medical Director, Specialty Therapeutics at Immunex, Inc. from November 2000 to July 2001. He has also held the following positions at Immunex: Senior Director Pharmaceutical Development from November 1999 to October 2000, Medical Director of Clinical Development from April 1995 to October 1999 and Associate Medical Director Clinical Development September 1994 to March 1995. In these positions, Dr. Ghalie provided medical leadership and directed numerous clinical programs for agents in oncology, neurology and tumor immunology. Dr. Ghalie received an M.D. from Saint-Joseph University, School of Medicine, Lebanon; an M.S. from the University of Paris VII, France; an Advanced Degree in Statistics and Epidemiology from the University of Paris XI, France; and an MBA from the University of Washington.

        Neile Grayson, PhD,  came to NeoRx in October 2001 as Vice President, Corporate Development to lead new business and corporate development initiatives. Previously, Dr. Grayson was with Mallinckrodt, Inc., where she held key management positions including Senior Director of Corporate Discovery Research from July 2000 to January 2001, Director of Corporate Discovery Research from August 1997 to July 2000, Director of Technology Assessment and Portfolio Planning from 1996 to 1997 and August 1999 to January 2001. She received her postdoctoral training and was a Fellow at the National Institute of

Diabetes and Digestive and Kidney Diseases. Dr. Grayson has a BS in Chemistry from Randolph-Macon College and a PhD in Medicinal Chemistry from the Medical College of Virginia, Commonwealth University.

        Melinda G. Kile  was promoted to Vice President and Controller in September 2001 and had previously served as the Controller since January 1998. She also served as Chief Accounting Officer from February 2001 to September 2001 and as Secretary from March 2001 to September 2001. She joined NeoRx from Perstorp Xytec, Inc., where she was Vice President and Chief Financial Officer from March 1996 to January 1998. Prior to joining Perstorp Xytec, Ms. Kile was Controller at Tree Top, Inc., and held a number of positions in finance and marketing from April 1983 through March 1996. Ms. Kile is a Certified Public Accountant and received a BS in Accounting from Central Washington University.

        Les Sabo  was promoted to Vice President, Manufacturing in September 2001 and joined NeoRx in April 2001 as Plant Manager and has responsibility for the manufacturing plant in Denton, Texas. Previously, Mr. Sabo was employed by Mallinckrodt, Inc. for 21 years, most recently as Director of Nuclear Medicine Operations. He was responsible for the manufacturing facility at Maryland Heights, Missouri and 37 radiopharmacies throughout the US. Other positions held at Mallinckrodt include Director of Manufacturing, Director of Quality, and Quality Assurance Manager for the Nuclear Medicine Division, US. Previously, Mr. Sabo was Manager, Stability and Analytical Method Development with Heun / Norwood, a pharmaceutical contract manufacturer. Mr. Sabo has a BA degree in Chemistry from Southern Illinois University.

        Anna Lewak Wight, JD,  was promoted to Vice President, Legal in September 2001 and previously served as Director of Intellectual Property since joining NeoRx in 1994. She previously was a partner in the law firm of Morrison & Foerster, managing their Seattle intellectual property practice. Ms. Wight was also a partner in the intellectual property law firm of Harness, Dickey and Pierce in Michigan, where she established and chaired the Biotechnology and Medical Arts Group. Ms. Wight received a JD from Wayne State University Law School and an MS from the Genetics Program at Michigan State University.

        (c)  Compliance with Section 16(a) of the Exchange Act.  The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002 filed with the Commission pursuant to Section 14 (a) of the Securities Exchange Act of 1934 (the "Exchange Act").

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002, filed with the Commission pursuant to Section 14 (a) of the Exchange Act.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2002, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1) Financial Statements—See Index to Financial Statements.

  (a)
  (2) Financial Statement Schedules—Not applicable.

  (a)
  (3) Exhibits—See Exhibit Index filed herewith.

  (b)
  Reports on Form 8-K—

    Form 8-K dated October 1, 2001, relating to a presentation updating cancer therapies.

  (c)
  Exhibits—See Exhibit Index filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEORX CORPORATION (Registrant)
/s/ RICHARD L. ANDERSON Richard L. Anderson Senior VP and Chief Financial Officer (Principal Financial and Accounting Officer, Secretary)

Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ DOUGLASS B. GIVEN Douglass B. Given	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ FRED B. CRAVES Fred B. Craves	Chairman of the Board of Directors	March 29, 2002
/s/ JACK L. BOWMAN Jack L. Bowman	Director	March 29, 2002
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 29, 2002
/s/ CARL S. GOLDFISCHER Carl S. Goldfischer	Director	March 29, 2002
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 29, 2002

EXHIBIT INDEX

Exhibit	Description	Incorporation by Reference to
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	*
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	**
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	XXXXX
3.2	Bylaws, as amended, of the registrant	XXXXX
10.1	Restated 1994 Stock Option Plan (‡)	•
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	#
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	X
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	=
10.5	1991 Restricted Stock Plan (‡)	******
10.6	Agreement, dated as of December 15, 1995
10.7	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	•
10.8	Indemnification Agreement (‡)	#
10.9	Form of Key Executive Severance Agreement (‡)	##
10.10	Officer Change in Control Agreement (‡)	XXXXX
10.11	Key Executive Severance Agreement (‡)	XXXXX
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	+
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development	++
10.14	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	+++
10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	X
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.19
	Clinical Manufacture and Supply Agreement, dated January 25, 2001, between NeoRx Corporation and ABC Labs, Inc. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^

10.20	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	^^
10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	&
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson (‡)	&
10.23	Form of VP Change in Control Agreements (‡)	&
10.24
	Clinical Manufacture and Supply Agreement, dated December 1, 2001, between NeoRx Corporation and MURR. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	&
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	&
10.26	Form of VP Severance Agreements (‡)	&
21	Subsidiaries of NeoRx Corporation	&
23	Consent of KPMG LLP	&

&	Filed herewith.
*	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
**	Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.
******	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.
=	Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
•	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.
#	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
##	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
X	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000.
XXXXX	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998.
+
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
+++
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
‡	Management contract or compensatory plan.
^
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
^^	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.