Form 10-Q
period 2002-03-31
NEORX CORP
filed 2002-05-15
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒    No ☐

        As of May 6, 2002, approximately 26.6 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months Ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements Of Cash Flows for the three months Ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
PART II	OTHER INFORMATION
Item 5.	Other Information	22
Item 6.	Exhibits	22
	Signature	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,636	$4,097
Investment securities	23,724	29,484
Notes receivable	179	177
Prepaid expenses and other current assets	858	907

Total current assets	27,397	34,665

Facilities and equipment, at cost:
Land	460	460
Building	9,004	9,004
Leasehold improvements	3,315	3,283
Equipment and furniture	11,703	11,448

	24,482	24,195
Less: accumulated depreciation and amortization	(9,346)	(8,973)

Facilities and equipment, net	15,136	15,222

Other assets, net	1,073	1,141

Total assets	$43,606	$51,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,598	$1,537
Accrued liabilities	1,686	1,701
Current portion of note payable	420	304

Total current liabilities	3,704	3,542

Long-term liabilities:
Note payable, net of current portion	5,580	5,696
Other	75	75

Total long-term liabilities	5,655	5,771

Shareholders' equity:
Preferred Stock, $.02 par value, 3,000,000 shares authorized:
Convertible Preferred Stock, Series 1, 205,340 shares issued and outstanding at March 31, 2002 and December 31, 2001 (entitled in liquidation to $5,300 and $5,175 at March 31, 2002 and December 31, 2001, respectively)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,578,723 and 26,571,098 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	532	532
Additional paid-in capital	223,957	223,905
Accumulated other comprehensive income—unrealized gain on investment securities	250	578
Accumulated deficit	(190,496)	(183,304)

Total shareholders' equity	34,247	41,715

Total liabilities and shareholders' equity	$43,606	$51,028

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenues	$310	$1,039

Operating expenses:
Research and development	6,041	3,920
General and administrative	1,739	1,566

Total operating expenses	7,780	5,486

Loss from operations	(7,470)	(4,447)

Other income (expense):
Realized gain on sale of securities	110	85
Interest income	396	813
Interest expense	(103)	(32)

Total other income	403	866

Net loss	(7,067)	(3,581)
Preferred stock dividends	(125)	(125)

Net loss applicable to common shares	$(7,192)	$(3,706)

Net loss per common share—basic and diluted	$(0.27)	$(0.14)

Weighted average common shares outstanding—basic and diluted	26,576	26,245

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,067)	$(3,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416	156
Gain on sale of securities	(110)	(85)
Stock options and warrants issued for services	38	741
Change in operating assets and liabilities:
Increase in notes receivable	(2)	—
(Increase) decrease in prepaid expenses and other assets	74	(375)
Increase (decrease) in accounts payable	61	(768)
Increase (decrease) in accrued liabilities	(140)	97

Net cash used in operating activities	(6,730)	(3,815)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	5,542	17,100
Purchases of investment securities	—	(12,714)
Facilities and equipment purchases	(287)	(421)

Net cash provided by investing activities	5,255	3,965

Cash flows from financing activities—Proceeds from stock options and warrants exercised	14	273

Net increase (decrease) in cash and cash equivalents	(1,461)	423
Cash and cash equivalents:
Beginning of period	4,097	8,389

End of period	$2,636	$8,812

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

        The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

        In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001.

        The results of operations for the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the expected operating results for the full year.

Note 2. Line of Credit

        In May 2002, the Company received a commitment for a general-purpose line of credit of $10,000,000 with Silicon Valley Bank (SVB). Funds may be drawn at any time provided the Company is in compliance with the following covenants:

  •
  The Company will maintain with SVB its primary operating accounts and a minimum of 50% of its investment accounts. If the total of investment accounts decrease to two times bank loans outstanding, ongoing withdrawals to support operations will be drawn from non-SVB institutions.

  •
  The Company must maintain unrestricted cash and cash equivalent balances equal to the greater of the loan balance plus three months of Remaining Months Liquidity (RML) or 1.5 times the SVB loan balance. RML is defined as unrestricted cash and cash equivalents divided by prior monthly cash loss from operations, investing and capital expenditures less any previously approved allowances for one-time expenses.

  •
  The Company must maintain Minimum Tangible Net Worth (MTNW) of $24,000,000 plus 20% of any new equity raised. MTNW is defined as tangible assets less total liabilities plus any subordinated debt.

        Interest is payable monthly on any unpaid balances at the bank's prime rate (4.75% on the date of the signing of the agreement). Principal is payable in full in two years from the date of the signing of the agreement provided the Company remains in compliance with the above covenants. The Company has not drawn funds on this line of credit to date.

Note 3. Net Loss Per Common Share

        Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. Calculations of basic and diluted loss per share for the quarters ended March 31, 2002 and 2001 exclude the effect of options and warrants to purchase additional shares of common stock because the share increments would be antidilutive.

        The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the periods indicated because their effect would be antidilutive:

	March 31, 2002	March 31, 2001
Common stock options	4,636,129	3,186,567
Weighted average exercise price per share	$5.05	$5.51
Common stock warrants	1,051,000	270,000
Weighted average exercise price per share	$8.85	$4.82

        In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company's preferred stock are not included in the calculation of diluted loss per share for the quarters ended March 31, 2002 and 2001 because the effect of including such shares would be antidilutive.

Note 4. Comprehensive Loss

        The Company's comprehensive loss for the quarters ended March 31, 2002 and 2001 was $7,395,000 and $3,297,000, respectively. The comprehensive loss for the quarters ended March 31, 2002 and 2001 consisted of net loss of $7,067,000 and $3,581,000, respectively, and a net unrealized gain (loss) on investment securities of $(328,000) and $284,000 for the quarters ended March 31, 2002 and 2001, respectively.

Note 5. New Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which was adopted by the Company on January 1, 2002. The adoption of Statements No. 141 and 142 did not have any impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its consolidated financial statements.

        In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The adoption of this statement did not have any impact on the Company's consolidated financial statements.

Note 6. Liquidity

        The Company has incurred losses annually since inception and has limited working capital. The Company believes its existing working capital will be sufficient to fund operations into the first quarter of 2003. The Company is addressing its need for additional capital by exploring opportunities for strategic partnerships in connection with its STR and Pretarget® technologies and sales of equity securities. In the event additional funds are not obtained through strategic partnering opportunities and/or sales of securities, the Company plans to cut expenses through the elimination of some of its non-critical technologies and processes. The Company's actual capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. The Company intends to seek additional funding through arrangements with corporate partners, licensing agreements, public or private equity financing, or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce, or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

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

Quarter ended March 31, 2002 Compared with March 31, 2001

        Revenue for the quarter ended March 31, 2002 was $310,000 compared to $1,039,000 for the quarter ended March 31, 2001. Revenue for the quarter ended March 31, 2002 consisted primarily of revenue from government grants and a facilities lease agreement. Revenue for the quarter ended March 31, 2001 was primarily from government grants. The Company recognizes revenue from government grants as earned. The Company does not have any significant revenue sources that will continue throughout 2002. On occasion the Company derives revenue from licensing its non-strategic patent technologies, and government grants. Pursuant to SAB 101, the timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement.

        Total operating expenses for the quarter ended March 31, 2002 increased 42% to $7,780,000 from $5,486,000 in the quarter ended March 31, 2001. Research and development expenses for the quarter ended March 31, 2002 increased 54% to $6,041,000 from $3,920,000 for the same time period in 2001. The increase in research and development expenses for the first quarter ended March 31, 2002 was predominantly due to the addition of the Company's radiopharmaceutical manufacturing facility in Denton, Texas. First quarter research and development expenses also increased from clinical activities for the Company's Pretarget® Lymphoma and Pretarget® Carcinoma product development programs. NeoRx's proposed Skeletal Targeted Radiotherapy product, which we call STR, has been placed on clinical hold with the US Food and Drug Administration. The dosimetry trial is open for enrollment and the Company is actively screening patients at three clinical sites. The Company is in discussions with the FDA on the design of its STR pivotal trials with the goal of initiating the pivotal program by year-end.

        We expect research and development expenses to continue to increase due to planned clinical trials for STR, increased spending for our Pretarget® clinical trials for lymphoma, Pretarget Carcinoma and a third Pretarget technology. The extent of increased costs associated with the STR clinical trials is dependant upon the timing and terms of eventual FDA approval to resume the pivotal program for STR.

        General and administrative expenses for the quarter ended March 31, 2002 increased 11% to $1,739,000 versus $1,566,000 for the quarter ended March 31, 2001. The increase in general and administrative costs during the first quarter of 2002 was due to increased staff, legal and corporate communications expenses. Costs for general and administrative are also expected to increase slightly with the addition of administrative staff and services in 2002.

        Other income for the first quarter of 2002 was $403,000 compared to $866,000 for the first quarter of 2001. Other income included interest income for the first quarter of 2002 of $396,000 compared to $813,000 for the first quarter of 2001. Other income is expected to decline due to declining balances of cash and cash equivalents.

Liquidity and capital resources

        The Company has financed its operations primarily through the sale of equity securities, collaborative agreements and debt instruments. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $26,360,000 at March 31, 2002 versus $33,581,000 at December 31, 2001. The Company funds current operations with its existing cash and investments derived from sales of equity securities in prior years. On occasion, the Company derives revenue from licensing its non-strategic patent technologies and government grants.

        In May 2002, the Company received a commitment for a $10.0 million general-purpose line of credit with Silicon Valley Bank (SVB). The line of credit will be used to fund further growth and development of the Company's clinical product technologies. Funds may be drawn at any time provided the Company is in compliance with the following covenants:

  •
  The Company will maintain with SVB its primary operating accounts and a minimum of 50% of its investment accounts. If the total of investment accounts decrease to two times bank loans outstanding, ongoing withdrawals to support operations will be drawn from non-SVB institutions.

  •
  The Company must maintain unrestricted cash and cash equivalent balances equal to the greater of the loan balance plus three months of Remaining Months Liquidity (RML) or 1.5 times the SVB loan balance. RML is defined as unrestricted cash and cash equivalents divided by prior monthly cash loss from operations, investing and capital expenditures less any previously approved allowances for one-time expenses.

  •
  The Company must maintain Minimum Tangible Net Worth (MTNW) of $24,000,000 plus 20% of any new equity raised. MTNW is defined as tangible assets less total liabilities plus any subordinated debt.

        Interest is payable monthly on any unpaid balances at the bank's prime rate (4.75% on the date of the signing of the agreement). Principal is payable in full in two years from the date of the signing of the agreement provided the Company remains in compliance with the above covenants. The Company has not drawn funds on this line of credit to date.

        The Company also maintains a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding its phase III trial of its STR product in development. The Company's STR phase III trial was placed on clinical hold in November of 2000. This line of credit is available to the Company only upon the successful resumption of phase III trials and the proceeds can only be applied to the expenses related to the phase III trials. The Company has not drawn funds on this line of credit to date, which carries an annual interest rate of 16%.

        In January 2002, the Company sold the remainder of its investment in Angiotech Pharmaceuticals, Inc. for $1.4 million and recognized a gain on the sale of approximately $109,000.

        The Company will need to raise additional capital to fund its planned STR pivotal trials, Pretarget® phase I/II trials and its current operating cash needs. The Company expects that its cash, cash equivalents, investment securities and interest income will be sufficient to fund its anticipated working capital and capital requirements into the first quarter of 2003. The Company is addressing its need for additional capital by exploring opportunities for strategic partnerships in connection with its STR and Pretarget® technologies and sales of equity securities. In the event additional funds are not obtained through strategic partnering opportunities and/or sales of securities, the Company plans to cut expenses through the elimination of some of its non-critical technologies and processes.

        The Company's actual capital requirements will depend on numerous factors, including results of research and development activities, clinical trials, the levels of resources that the Company devotes to establishing and expanding marketing and manufacturing capabilities, competitive and technological developments and the timing of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. The Company has obtained additional funding in the past through arrangements with corporate partners, licensing agreements, public or private equity financing, or other sources. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce, or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Additional factors that may affect results

        In addition to the other information contained in this report, the following factors could affect the Company's actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward looking statements.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

        We have not been profitable for any year since our formation in 1984. As of March 31, 2002, we had an accumulated deficit of $190 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that any of our proposed products will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any of our products under development.

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

  •
  to commercialize our proposed products.

        The Company expects that its cash, cash equivalents, investment securities and interest income will be sufficient to fund its anticipated working capital and capital requirements into the first quarter of 2003. The Company is addressing its need for additional capital exploring opportunities for strategic partnerships in connection with its STR and Pretarget® technologies and sales of equity securities. In the event additional funds are not obtained through strategic partnering opportunities and/or sales of securities, the Company plans to cut expenses through elimination of some of its non-critical technologies and processes. However, the amount of additional financing we may need within this time frame depends on a number of factors, including the following:

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

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our Skeletal Targeted Radiotherapy (STR) and Pretarget® product candidates are novel; therefore, regulatory agencies lack direct experience with them. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR and Pretarget® product candidates. A STR phase III study was placed on clinical hold by the FDA after some patients in our STR phase I/II multiple myeloma trials developed a serious late toxicity. The FDA requested that we collect additional radiation dosimetry data from a small number of patients to validate the revised methodology we propose to use to calculate radiation dose in our pivotal trials. We have discussed with the FDA a revised plan for pivotal trials of STR in patients with multiple myeloma, submitted a protocol for the requested dosimetry study and are now actively seeking enrollment of patients for the dosimetry trial at several sites. Based on the results of this study and subject to approval from the FDA, we plan to initiate a revised pivotal program for STR in late 2002. Our pivotal trials for STR cannot begin until we receive authorization from the FDA. During the first quarter of 2002, we continued our Pretarget Phase I study for the treatment of lymphoma. The FDA has requested that we complete a 90 day follow-up on all of the previously treated patients in this trial and review the data and any related matters before treating additional patients. We currently are collecting these data. We will not commence dosing additional patients until the agency reviews these data and related matters and we receive authorization to proceed.

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

        The requirements governing the conduct of clinical trials and manufacturing and marketing of our proposed products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can involve additional testing. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Also, approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries.

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

        We rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed products. We will have less control over the timing and other aspects of those clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

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

        We rely in part on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. If we are unsuccessful in negotiating a license to enhance or supplement our technologies, we may be unable to make our technologies commercially viable. We may not be able to locate suppliers to manufacture our products at a cost or in quantities necessary to make them commercially viable. We intend to rely on third-party contract manufacturers to produce large quantities of certain materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

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

        We are a small company with fewer than 125 employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of the principal members of our scientific and management staff could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2002, the Company owned government debt instruments in the amount of $1.0 million and corporate debt securities in the amount of $22.7 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates. The Company had approximately $7.2 million of corporate debt securities that had maturity dates greater than one year at March 31, 2002, all of which were variable interest rate securities.

Item 5. Other Information

        During the first quarter of 2002, the Company continued its Pretarget Phase I study for the treatment of lymphoma. The FDA has requested that the Company complete a 90 day follow-up on all of the previously treated patients in this trial and review the data and any related matters before treating additional patients. The Company currently is collecting these data. The Company will not commence dosing additional patients until the agency reviews these data and related matters and receives authorization to proceed.

        In May 2002, Wolfgang Oster, M.D., the Company's Chief Operating Officer, resigned. Douglass B. Given, M.D., Ph.D., the Company's President and CEO, has assumed his responsibilities.

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1)   Financial Statements—See Index to Financial Statements.

  (a)
  (2)   Financial Statement Schedules—Not Applicable.

  (a)
  (3)   Exhibits—See Exhibit Index filed herewith.

  (b)
  Reports on Form 8-K:

        Form 8-K dated January 2, 2002, relating to an update on the progress in Pretarget® product development programs.

        Form 8-K dated February 20, 2002, relating to an update on the status of targeted therapeutic product development programs.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION (Registrant)
By:	/s/ RICHARD L. ANDERSON Richard L. Anderson Senior VP and Chief Financial Officer (Principal Financial and Accounting Officer, Secretary)

Date: May 15, 2002

EXHIBIT INDEX

Exhibit	Description	Incorporation by Reference to
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	*
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	**
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	XXXXX
3.2	Bylaws, as amended, of the registrant	XXXXX
10.1	Restated 1994 Stock Option Plan (‡)	&
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	#
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	X
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	=
10.5	1991 Restricted Stock Plan (‡)	******
10.6	Agreement, dated as of December 15, 1995	†††††
10.7	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	&
10.8	Indemnification Agreement (‡)	#
10.9	Form of Key Executive Severance Agreement (‡)	##
10.10	Officer Change in Control Agreement (‡)	XXXXX
10.11	Key Executive Severance Agreement (‡)	XXXXX
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	!
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development	!!
10.14	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	!!!
10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	X
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.19
	Clinical Manufacture and Supply Agreement, dated January 25, 2001, between NeoRx Corporation and ABC Labs, Inc. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^

10.20	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	^
10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	&&
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson (‡)	&&
10.23	Form of VP Change in Control Agreements (‡)	&&
10.24
	Clinical Manufacture and Supply Agreement, dated December 1, 2001, between NeoRx Corporation and MURR. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	&&
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	&&
10.26	Form of VP Severance Agreements (‡)	&&
21	Subsidiaries of NeoRx Corporation	&&

&&	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
*	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
**	Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.
******	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.
=	Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
†††††	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
&	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.
#	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
##	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
X	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
XXXXX	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.
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

QuickLinks

TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
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
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 5. Other Information
  Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX