Form 10-Q
period 2002-06-30
NEORX CORP
filed 2002-08-14
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒    No ☐

        As of August 14, 2002, approximately 26.6 million shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements Of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits	24
	Signature	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,706	$4,097
Investment securities	16,607	29,484
Notes receivable	68	177
Prepaid expenses and other current assets	1,032	907

Total current assets	19,413	34,665

Facilities and equipment, at cost:
Land	460	460
Building	9,014	9,004
Leasehold improvements	3,315	3,283
Equipment and furniture	12,047	11,448

	24,836	24,195
Less: accumulated depreciation and amortization	(9,734)	(8,973)

Facilities and equipment, net	15,102	15,222

Other assets, net	1,041	1,141

Total assets	$35,556	$51,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,266	$1,537
Accrued liabilities	1,734	1,701
Current portion of note payable	474	304

Total current liabilities	3,474	3,542

Long-term liabilities:
Note payable, net of current portion	5,456	5,696
Other	25	75

Total long-term liabilities	5,481	5,771

Shareholders' equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized: Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at June 30, 2002 and December 31, 2001 (entitled in liquidation to $5,175 at June 30, 2002 and December 31, 2001)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,614,082 and 26,571,098 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	532	532
Additional paid-in capital	223,966	223,905
Accumulated other comprehensive income—unrealized gain on investment securities	136	578
Accumulated deficit	(198,037)	(183,304)

Total shareholders' equity	26,601	41,715

Total liabilities and shareholders' equity	$35,556	$51,028

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$1,219	$135	$1,529	$1,174

Operating expenses:
Research and development	6,993	4,751	13,034	8,671
General and administrative	1,863	1,693	3,602	3,259

Total operating expenses	8,856	6,444	16,636	11,930

Loss from operations	(7,637)	(6,309)	(15,107)	(10,756)

Other income (expense):
Realized gain on sale of securities	12	14	122	99
Interest income	312	845	708	1,658
Interest expense	(103)	(120)	(206)	(152)

Total other income	221	739	624	1,605

Net loss	(7,416)	(5,570)	(14,483)	(9,151)
Preferred stock dividends	(125)	(125)	(250)	(250)

Net loss applicable to common shares	$(7,541)	$(5,695)	$(14,733)	$(9,401)

Net loss per common share—basic and diluted	$(0.28)	$(0.22)	$(0.55)	$(0.36)

Weighted average common shares outstanding—basic and diluted	26,602	26,394	26,589	26,320

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(14,483)	$(9,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	836	516
Gain on sale of securities	(122)	(99)
Stock options and warrants issued for services	43	741
Change in operating assets and liabilities:
Decrease in notes receivable	109	5
(Increase) decrease in prepaid expenses and other assets	(100)	390
Decrease in accounts payable	(271)	(654)
Increase in accrued liabilities	33	340

Net cash used in operating activities	(13,955)	(7,912)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	14,608	26,327
Purchases of investment securities	(2,051)	(17,247)
Facilities and equipment purchases	(641)	(7,033)

Net cash provided by investing activities	11,916	2,047

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	18	309
Repayment of note payable principal	(70)	—
Repayment of capital lease obligation	(50)	—
Preferred stock dividends	(250)	(250)

Net cash (used in) provided by financing activities	(352)	59

Net decrease in cash and cash equivalents	(2,391)	(5,806)

Cash and cash equivalents:
Beginning of period	4,097	8,389

End of period	$1,706	$2,583

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Assets acquired through assumption of liabilities	$—	$6,175
Issuance of stock warrants	—	1,288

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

        In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the periods ended June 30, 2002 and 2001.

        The results of operations for the quarters ended June 30, 2002 and 2001 are not necessarily indicative of the expected operating results for the full year.

Note 2. Line of Credit

        In May 2002, the Company received a commitment for a general-purpose line of credit of $10,000,000 with Silicon Valley Bank (SVB). In July 2002, the Company concluded that the requirements of the proposed SVB credit line were not in its best interests and elected not to approve the proposed line of credit.

Note 3. Net Loss Per Common Share

        Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. Calculations of basic and diluted loss per share for the quarters ended June 30, 2002 and 2001 exclude the effect of options and warrants to purchase additional shares of common stock because the share increments would be antidilutive.

        The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the periods indicated because their effect would be antidilutive:

	June 30, 2002	June 30, 2001
Common stock options	5,301,077	4,142,450
Weighted average exercise price per share	$4.64	$5.50
Common stock warrants	970,000	1,055,000
Weighted average exercise price per share	$9.44	$8.79

        In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company's preferred stock are not included in the calculation of diluted loss per share for the quarters ended June 30, 2002 and 2001 because the effect of including such shares would be antidilutive.

Note 4. Comprehensive Loss

        The Company's comprehensive loss for the quarters ended June 30, 2002 and 2001 was $7,530,000 and $5,522,000, respectively. The comprehensive loss for the quarters ended June 30, 2002 and 2001 consisted of net loss of $7,416,000 and $5,570,000, respectively, and a net unrealized gain (loss) on investment securities of $(114,000) and $48,000 for the quarters ended June 30, 2002 and 2001, respectively. The Company's comprehensive loss for the six months ended June 30, 2002 and 2001 was $14,925,000 and $8,819,000, respectively. The comprehensive loss for the six months ended June 30, 2002 and 2001 consisted of net loss of $14,483,000 and $9,151,000, respectively, and a net unrealized gain (loss) on investment securities of $(442,000) and $332,000 for the quarters ended June 30, 2002 and 2001, respectively.

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

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company will adopt this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its consolidated financial statements.

Note 6. Liquidity

        The Company has incurred losses annually since inception and has limited working capital. The Company believes its existing working capital will be sufficient to fund operations into the first quarter of 2003. In July 2002, the Company decided to focus its efforts on its STR product candidate and discontinue its Pretarget® technology activities. Also in July 2002, the Company reduced its staff by 34 persons, or approximately 30%. The cost associated with the reduction in force is approximately $529,000 and will be incurred primarily over a four-month time period beginning in August 2002. The Company's decisions to curtail Pretarget® activities and reduce staff were in response to the anticipated clinical development timeline of the Pretarget® product candidates and the current economic environment. The discontinued Pretarget® activities include Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials and manufacturing development activities associated with the Pretarget® project. The Company will seek to sell or outlicense the Pretarget® patent portfolio and other assets in an effort to raise additional funds. The Company is also addressing its need for additional capital by exploring opportunities for the licensing or divestiture of non-core technology assets and through the sale of equity securities. In the event that sufficient additional funds are not obtained through asset sales, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the reduction or delay of STR development activities and/or costs for facilities and administration. The Company's actual capital requirements will depend on numerous factors, including the rate of progress and results of research and development activities and clinical trials, actions by the U.S. Food and Drug Administration (FDA) and other regulatory authorities, the levels of resources that the Company devotes to establishing and maintaining marketing and manufacturing capabilities, the emergence of competing technologies and other adverse market developments, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the timing and amount of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce, or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself. These financial statements are prepared on a going concern basis and if the Company were forced to liquidate its assets, it may not recover the carrying amount of such assets.

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

Critical Accounting Policies

        Basis of Revenue Recognition:    The Company does not have any significant revenue sources. On occasion the Company derives revenue from licensing its non-strategic patented technologies and government grants. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Non-refundable upfront technology license fees, where the Company is providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs.

Quarter and six months ended June 30, 2002 compared to quarter and six months ended June 30, 2001

        Revenue for the quarter ended June 30, 2002 was $1,219,000 compared to $135,000 for the quarter ended June 30, 2001. Revenue for the six months ended June 30, 2002 was $1,529,000 compared to $1,174,000 for the six months ended June 30, 2001. Revenue for the quarter and six months ended June 30, 2002 consisted of a milestone payment of $1,000,000 from Angiotech Pharmaceuticals, Inc. along with revenue from government grants and a facilities lease agreement. Revenue for the quarter and six months ended June 30, 2001 consisted primarily of revenue from government grants and a facilities lease agreement. The Company recognizes revenue from government grants as earned. The Company does not have any significant revenue sources. On occasion the Company derives revenue from licensing its non-strategic patent technologies and from government grants. Pursuant to SAB 101, the timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement.

        Total operating expenses for the quarter ended June 30, 2002 increased 37% to $8,856,000 from $6,444,000 in the quarter ended June 30, 2001, and increased 39% to $16,636,000 for the six months ended June 30, 2002 from $11,930,000 for the six months ended June 30, 2001. Research and development expenses for the quarter ended June 30, 2002 increased 47% to $6,993,000 from $4,751,000 for the same time period in 2001, and increased 50% to $13,034,000 for the six months ended June 30, 2002 from $8,671,000 for the six months ended June 30, 2001. The increase in research and development expenses for the second quarter ended June 30, 2002 was predominantly due to the addition of the Company's radiopharmaceutical manufacturing facility in Denton, Texas. Second quarter research and development expenses also increased from clinical activities related to the Company's Pretarget® Lymphoma and Pretarget® Carcinoma product development programs.    In July 2002, the Company began enrolling and dosing multiple myeloma patients in a dosimetry study for STR. This study was requested by the FDA to validate the method proposed for calculating radiation dose in a planned pivotal clinical trial program. The Company is in discussions with the FDA on the design of its STR pivotal trials, with the goal of initiating the pivotal program in 2003.

        We expect research and development expenses to decrease by approximately 15%-20%, starting in September 2002, due to the curtailment of Pretarget® project activities. The discontinued Pretarget® activities include our Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials and manufacturing development activities associated with the Pretarget® project. We will seek to sell or license our Pretarget® patent portfolio and other assets in an effort to raise additional funds. We plan to focus our resources on our STR project.

        General and administrative expenses for the quarter ended June 30, 2002 increased 10% to $1,863,000 versus $1,693,000 for the quarter ended June 30, 2001, and increased 11% to $3,602,000 for the six months ended June 30, 2002 compared to $3,259,000 for the six months ended June 30, 2001. The increase in general and administrative costs during the second quarter and six months ended June 30, 2002 was due to increased staff, legal and corporate communications expenses. In July 2002, the Company reduced its staff size by 34 persons, or 30%. Costs for general and administrative are also expected to decrease in the second half of 2002 as a result of the 30% reduction in force taken by the Company in July 2002.

        Other income for the second quarter of 2002 was $221,000 compared to $739,000 for the second quarter of 2001. Other income for the six months ended June 30, 2002 was $624,000 compared to $1,605,000 for the same time period in 2001. Other income included interest income for the second quarter of 2002 of $312,000 compared to $845,000 for the second quarter of 2001. Other income included interest income for the six months ended June 30, 2002 of $708,000 compared to $1,658,000 for the same time period in 2001. Other income is expected to decline due to declining balances of cash and cash equivalents.

Liquidity and capital resources

        The Company has financed its operations primarily through the sale of equity securities, collaborative agreements and debt instruments. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $18,313,000 at June 30, 2002 versus $33,581,000 at December 31, 2001. The Company primarily funds current operations with its existing cash and investments. On occasion, the Company derives revenue from licensing its non-strategic patent technologies and from government grants.

        In May 2002, the Company received a commitment for a general-purpose line of credit of $10,000,000 with Silicon Valley Bank (SVB). In July 2002, the Company concluded that the requirements of the proposed SVB credit line were not in its best interests and elected not to approve the proposed line of credit.

        The Company currently maintains a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding the pivotal phase III trial of its STR product in development. This line of credit is available to the Company only upon the successful resumption of phase III trials and the proceeds can only be applied to the expenses related to the phase III trials. The Company has not drawn funds on this line of credit to date, which carries an annual interest rate of 16%.

        In January 2002, the Company sold the remainder of its investment in Angiotech Pharmaceuticals, Inc. for $1.4 million and recognized a gain on the sale of approximately $109,000.

        The Company will need to raise additional capital to fund its planned STR pivotal phase III trials, and its current operating cash needs. The Company expects that its cash, cash equivalents, investment securities and interest income will be sufficient to fund its anticipated working capital and capital requirements into the first quarter of 2003. In July 2002, the Company decided to focus its efforts on its STR product candidate and discontinue all of its Pretarget® technology activities. The discontinued Pretarget® activities include its Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials and manufacturing development activities associated with the Pretarget® project. Also in July 2002, the Company reduced its staff size by 34 persons, or 30%. The cost associated with the reduction in force is approximately $529,000 and will be incurred primarily over a four-month time period beginning in August 2002. The Company's decision to curtail Pretarget® activities and reduce staff was in response to the anticipated clinical development timeline of the Pretarget® candidates and the current economic environment. The Company will seek to sell or outlicense the technology for Pretarget® patent portfolio and other assets in an effort to raise additional funds. The Company is also addressing its need for additional capital by exploring opportunities for the licensing or divestiture of non-core technology assets and through the sale of equity. In the event sufficient additional funds are not obtained through the sale of assets, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the reduction or delay of STR development activities and/or costs for facilities and administration. The Company's actual capital requirements will depend on numerous factors, including the progress and results of research and development activities and clinical trials, actions by the FDA and other regulatory authorities, the levels of resources that the Company devotes to establishing and maintaining marketing and manufacturing capabilities, the emergence of competitive technologies and other adverse market developments and the timing and amount of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements. There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce, or eliminate expenditures for certain of its programs or products or enter into relationships with corporate partners to develop or commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself. These financial statements are prepared on a going concern basis and if the Company were forced to liquidate its assets, it may not recover the carrying amount of such assets.

Related party transactions

        The Company's Chairman of the Board of Directors, Dr. Fred Craves, had a consulting agreement with the Company that provided that he shall be retained as a general advisor and consultant to the Company's management on all matters pertaining to the Company's business. In exchange for such services, he was compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses. Compensation payments under this agreement totaled $30,000 for the second quarter ended June 30, 2001, and $60,000 for the six months then ended. In addition, payments for travel and other expenses totaled approximately $6,160 for the quarter ended June 30, 2001, and $29,611 for the six months then ended. In 2002, the Company did not renew this agreement with Dr. Craves.

        Dr. Craves is a founder and Managing Director of Bay City Capital BD LLC, also known as BCC, a merchant bank focused on the life sciences industry. As of June 30, 2002, BCCF, an affiliate of BCC, owned 8.89% of the Company's common stock. Dr. Carl Goldfischer, a member of the NeoRx Board of Directors, is a Managing Director of BCC; Jack L. Bowman, a member of the NeoRx Board of Directors, is on the business advisory board of BCC; and Dr. Douglass B. Given, President and CEO and a Director of NeoRx, is an Executive in Resident at BCC.

        The Company and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $50,000 in cash for each calendar quarter through the end of 2001. The Company renewed the agreement for 2002 and pays a retainer fee of $80,000 per quarter, plus reasonable travel and other expenses. The agreement also includes a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of capital raised. Retainer fee payments under this agreement totaled $80,000 and $50,000 for the quarters ended June 30, 2002 and 2001, respectively, and $160,000 and $150,000 for the six months ended June 30, 2002 and 2001, respectively, which included the balance payable of $100,000 at December 31, 2000. In addition, payments for travel and other expenses totaled approximately $10,870 for the quarter ended June 30, 2002 and approximately $31,523 for the six months ended June 30, 2002. The Company also paid BCC approximately $612,000 during the second quarter of 2001 for commissions related to the Company's purchase of the radiopharmaceutical manufacturing facility located in Denton, Texas.

        In connection with an agreement to provide financial consulting services in 2001, Dr. Goldfischer received fees in the second quarter ended June 30, 2001 of $20,000 and $45,000 during the six months then ended, along with stock option grants of 10,000 shares in December 2000 and 150,000 shares in January 2001. Services related to these stock options were fully provided by December 31, 2001, after which this agreement was terminated. As of January 29, 2002, vesting was accelerated for those options granted under the agreement that had not already vested. The Company recorded an expense in the amount of $526,000 during 2001 for the fair value of the option grants on the date the services were completed.

        In connection with consulting services performed in 2002 and 2001, Dr. Paul G. Abrams, the former CEO of the Company, received consulting fees in the amount of $153,270 and $127,725, respectively. Prior to his appointment as CEO in July 2001, Dr. Given provided consulting services to the Company. The total consulting fees paid to Dr. Given in 2001 were $225,000.

        The Company had a demand note receivable from an officer with a balance of approximately $49,675 as of June 30, 2001 that was recorded in other assets. This note was paid in full on July 31, 2001. The Company had another demand note receivable from an officer with a balance of approximately $90,990 during the first half of 2002. This note was paid in full on May 24, 2002. There were no demand note receivables to related parties outstanding at June 30, 2002.

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

        We have not been profitable for any year since our formation in 1984. As of June 30, 2002, we had an accumulated deficit of $198 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that our proposed STR product will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR and any other proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any product.

We will need to raise additional capital, and our future access to capital is uncertain.

        It is expensive to develop cancer therapy products and conduct clinical trials for these products. Although we currently are focusing on our STR product candidate, we may in the future simultaneously conduct clinical trials and preclinical research for a number of different indications and cancer therapy product candidates, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

  •
  to fund operations;

  •
  to continue the research and development of our STR product candidate; and

  •
  to commercialize our STR and any other proposed products.

        We expect that our cash, cash equivalents, investment securities and interest income will be sufficient to fund our anticipated working capital and capital requirements into the first quarter of 2003. We will seek to sell or outlicense the Pretarget® patent portfolio and other assets in an effort to raise additional funds. We are also addressing our need for additional capital by exploring opportunities for the licensing or divestiture of non-core technology assets and through the sale of equity securities. In the event additional funds are not obtained through asset sales, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the reduction or delay of STR development activities and/or costs for facilities and administration. The amount of additional financing we may need within this time frame depends on a number of factors, including the following:

  •
  the rate of progress and costs of our clinical trial and research and development activities;

  •
  actions taken by the FDA and other regulatory authorities;

  •
  the costs of developing and maintaining manufacturing operations;

  •
  the costs of developing marketing operations, if we undertake those activities;

  •
  the timing and amount of milestone payments we might receive from potential strategic partners;

  •
  the timing and amount of payments we might receive from potential licenses;

  •
  our degree of success in commercializing our cancer therapy product candidates;

  •
  the emergence of competing technologies and other adverse market developments;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required further to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. We also may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently. If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

        The financial statements included in this report are prepared on a going concern basis and if the we were forced to liquidate our assets, we may not recover the carrying amount of such assets.

Our potential products must undergo rigorous clinical testing and regulatory approvals, which could be costly, time consuming, and subject us to unanticipated delays or prevent us from marketing any products.

        The manufacture and marketing of our proposed products and our research and development activities are subject to regulation for safety, efficacy and quality by the FDA in the United States and comparable authorities in other countries.

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our STR product candidate is novel; therefore, regulatory agencies lack direct experience with it. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR product candidate. An earlier phase III study of STR was placed on clinical hold by the FDA after some patients in our STR phase I/II multiple myeloma trials developed a serious delayed toxicity. The FDA requested that we collect additional radiation dosimetry data from a small number of patients to validate the method proposed for calculating radiation dose in our pivotal trials. Under the dosimetry study, in which we plan to enroll approximately 12 patients, tracer doses of the STR therapeutic initially are administered to determine skeletal uptake and eligibility for treatment. Eligible patients then receive a treatment dose of the STR therapeutic, followed by a high-dose chemotherapy and peripheral blood stem cell transplantation to restore bone marrow function. Patients are carefully monitored throughout the study. Follow-up evaluations will include STR safety and efficacy.

        We have discussed with the FDA a revised plan for a pivotal phase III program of STR in patients with multiple myeloma, submitted a protocol for the requested dosimetry study, and begun enrolling and dosing multiple myeloma patients in this dosimetry study at several clinical sites. We also have submitted to the FDA a draft protocol for a revised phase III pivotal program. Based on the results of the dosimetry study and subject to authorization by the FDA, we plan to resume STR clinical trials under a revised pivotal phase III program in 2003.

        In July 2002 we decided to halt further Pretarget® product development activities. The discontinued Pretarget® activities include our Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials and manufacturing development activities associated with the Pretarget® programs. We will seek to sell or license our Pretarget® patent portfolio. We have completed patient enrollment in phase I safety studies for Pretarget® Lymphoma in patients with non-Hodgkin's lymphoma, and for Pretarget® Carcinoma in patients with gastrointestinal adenocarcinoma. The FDA has required that we complete a

90-day follow-up on all patients treated to date with Pretarget® Lymphoma and review the data with the FDA. We plan to complete the necessary patient follow-up and review, but do not plan to enroll additional patients in either the Pretarget Lymphoma or Pretarget Carcinoma program, or otherwise further pursue development of its Pretarget® product candidates.

        No cancer product using our technologies has been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all. We will not be able to commercialize STR until we obtain regulatory approval, and consequently any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

        If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market or experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We also may be required to undertake post-marketing trials. In addition, if we or other parties identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

        The requirements governing the conduct of clinical trials and manufacturing and marketing of our proposed STR product outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can involve additional testing. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Also, approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries.

We may take longer to complete our clinical trials than we project, or we may be unable to complete them at all.

        Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving our STR product candidate as projected or may not conduct them successfully.

        We rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our STR and any other proposed products. We will have less control over the timing and other aspects of those clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

If testing of a particular product does not yield successful results, we will be unable to commercialize that product.

        Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our STR and any other proposed products, including the following:

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

        Clinical testing is very expensive, can take many years, and the outcome is uncertain. We cannot at this time predict if, when or under what conditions we will be permitted to initiate our revised pivotal phase III program for STR. The data collected from our clinical trials may not be sufficient to support regulatory approval of our proposed STR multiple myeloma product, or any other proposed products. The clinical trials of our proposed STR multiple myeloma product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

        To be successful, we need to develop and maintain reliable and affordable third-party suppliers of commercial quantities of holmium-166, the radionuclide used in our STR product candidate, and DOTMP, the small-molecule compound used in our STR product candidate to deliver holmium-166 to the bone. Sources of these materials may be limited, and we may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed STR product. Timely delivery of materials is critical to our success. For example, holmium-166 loses its effectiveness for treating patients within a short period of time. As a result, the STR product must be shipped within 24 hours of its manufacture to the site where the patient is to be treated. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product. We currently depend on a single source vendor, University of Missouri Research Reactor facility group (MURR), for the holmium-166 component of our STR product candidate. We plan to establish an additional supplier for this material. There are, in general, relatively few alternative sources of holmium-166. While the current vendor generally has provided us these materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands. If we have to switch to a replacement vendor, the manufacture and delivery of our STR product could be interrupted for an extended period.

        In December 2001 we entered into a contract with MURR to supply holmium-166. MURR is responsible for the manufacture of holmium-166, including process qualification, quality control,

packaging and shipping, from its Columbia, Missouri reactor facility. This supply contract follows a previous arrangement in which MURR provided NeoRx supplies of holmium-166 for the STR product in development. Our business and operations could be materially adversely affected if MURR does not continue to perform satisfactorily under this agreement. We intend to negotiate a long-term supply contract for holmium-166. If we are unable to negotiate a long-term contract in a timely fashion upon favorable terms, or if under our current supply contract, MURR is unable or unwilling to provide supplies of holmium-166 in a satisfactory manner, we may suffer delays in, or be prevented from, initiating or completing pivotal phase III clinical trials of our STR product.

If we fail to negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, clinical testing, sales and marketing activities may be delayed or reduced.

        We rely in part on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We may not be able to locate suppliers to manufacture our product components or products at a cost or in quantities necessary to make them commercially viable. We intend to rely on third-party contract manufacturers to produce large quantities of certain materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or market introduction and subsequent sales. Any such delay may lower our revenues and potential profitability.

        Moreover, any potential third-party manufacturers and NeoRx must continually adhere to current Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program. If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our cancer therapy product candidates. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or we fail to comply with these requirements, we may be subject to regulatory action.

        In April 2001, we purchased a radiopharmaceutical manufacturing and distribution facility and certain other assets located in Denton, Texas from International Isotopes Inc. In addition to the manufacturing facility, we purchased existing equipment, documentation, and certain processes. We also retained approximately 40 employees from International Isotopes. The facility has achieved cGMP status and has been issued appropriate radiation permits by the State of Texas.

        Our radiopharmaceutical manufacturing facility in Denton is the principal manufacturing site for the proposed STR product for our planned multiple myeloma clinical trials. This facility is responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping. The agreement with our previous supplier of STR for the phase I/II clinical trials, ABC Laboratories, Inc. (ABC), expired on June 30, 2002. We believe that the Denton facility will be sufficient to meet our needs for the planned STR multiple myeloma pivotal phase III clinical trials.

        If we are unable to maintain the necessary cGMP status and permits for our Denton radiopharmaceutical facility, or if we should encounter delays or difficulties in any aspect of the manufacture of STR, our clinical testing may be delayed, thereby delaying the submission of the products for regulatory approval or the market introduction and subsequent sales of the product. Any such delay may lower our revenues and potential profitability.

        We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to our STR product under development. If we are unable to secure collaborators, or if we lose collaborators, our product development and potential for profitability may suffer. If any collaborator breaches or terminates an agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our STR product under development could be slowed down or blocked completely. Disputes may arise between NeoRx and collaborators on a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of our proposed STR product.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

        The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We are initially focusing our STR product candidate on the treatment of multiple myeloma. Celgene Corp.'s thalidomide product is in development for treatment of multiple myeloma. Other therapeutics with anti-angiogenic properties and other modes of action also are in clinical development for treatment of multiple myeloma. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete.

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

        Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other, better-established fields. Accordingly, the United States Patent and Trademark Office (USPTO) may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

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

        The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations. If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the USPTO to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms or at all.

Product liability claims in excess of the amount of our insurance would adversely affect our financial condition.

        The testing, manufacturing, marketing and sale of STR and any other proposed cancer therapy products that we may have under development may subject us to product liability claims. We are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

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

        In July 2002, we implemented a 30% reduction in staff. We currently have fewer than 90 employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of the principal members of our scientific and management staff could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

        Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our proposed products successfully, we may in the future be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

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

  •
  the availability of critical materials used in developing our STR product;

  •
  the progress and results of clinical trials;

  •
  developments concerning patents, proprietary rights and potential infringement; and

  •
  the expense and time associated with and the extent of our ultimate success in securing regulatory approvals.

        In addition, public concern about the safety of STR and any other products we develop, comments by securities analysts, and general market conditions may have a significant effect on the market price of our Common Stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our Common Stock and may result in a loss of some or all of your investment.

        In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the targets of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

We cannot assure you that our common stock will continue to be listed on the Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital.

        Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement since July 31, 2002. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq's ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If Nasdaq moves to delist our common stock, we could spend material financial and management resources in an attempt to avoid delisting, which could cause our business to suffer. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state "blue sky" laws.

Certain provisions in our articles of incorporation and Washington state law could discourage a change of control.

        Our articles of incorporation authorize our board of directors to issue up to 3,000,000 shares of Preferred Stock and to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change of control, even if this change would benefit our shareholders. In addition, the issuance of Preferred Stock may adversely affect the market price of our Common Stock and the voting and other rights of the holders of our Common Stock.

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

        A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of NeoRx or limiting future investment in NeoRx by significant shareholders and their affiliates and associates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2002, the Company owned government debt instruments in the amount of $1.0 million and corporate debt securities in the amount of $15.6 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates. The Company had approximately $5.1 million of corporate debt securities that had maturity dates greater than one year at June 30, 2002, all of which were variable interest rate securities.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of shareholders was held on May 22, 2001. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Douglass B. Given	18,849,057	1,000,289
Jack L. Bowman	18,846,025	1,000,289
Frederick B. Craves	18,857,127	1,000,289
E. Rolland Dickson	18,228,165	1,000,289
Carl S. Goldfischer	18,849,809	1,000,289
Alan A. Steigrod	18,825,033	1,000,289

        The proposal to increase the number of shares issuable under the Company's Restated 1994 Stock Option Plan from 5,800,000 to 8,800,000 was approved by the vote set forth below:

Votes
For	6,248,400
Against	2,906,894
Abstain	94,099

        The proposal to increase the number of shares issuable under the Company's 1991 Restricted Stock Plan from 250,000 to 400,000 was approved by the vote set forth below:

Votes
For	6,418,585
Against	2,730,302
Abstain	100,506

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1)    Financial Statements—See Index to Financial Statements.

        (a)(2)    Financial Statement Schedules—Not Applicable.

        (a)(3)    Exhibits—See Exhibit Index filed herewith.

        (b)    Reports on Form 8-K:

        Form 8-K dated May 21, 2002, relating to an update on the early clinical results in Pretarget® product development programs.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION (Registrant)
	By:	/s/ RICHARD L. ANDERSON
Richard L. Anderson Senior VP and Chief Financial Officer (Principal Financial and Accounting Officer, Secretary)
Date: August 14, 2002

EXHIBIT INDEX

Exhibit	Description	Incorporation by Reference to
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	*
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	**
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	XXXXX
3.2	Bylaws, as amended, of the registrant	XXXXX
10.1	Restated 1994 Stock Option Plan(‡)	\*/
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	#
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	X
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	=
10.5	1991 Restricted Stock Plan(‡)	******
10.6	Agreement, dated as of December 15, 1995	= = = = =
10.7	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given(‡)	\*/
10.8	Indemnification Agreement(‡)	#
10.9	Form of Key Executive Severance Agreement(‡)	##
10.10	Officer Change in Control Agreement(‡)	XXXXX
10.11	Key Executive Severance Agreement(‡)	XXXXX
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	/*\
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development	/*\/*\
10.14	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	/*\/*\/*\
10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	X
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	X
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given(‡)	X
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.19	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	^^

10.20	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	^
10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	&&
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson(‡)	&&
10.23	Form of VP Change in Control Agreements(‡)	&&
10.24
	Clinical Manufacture and Supply Agreement, dated December 1, 2001, between NeoRx Corporation and MURR. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	&&
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	&&
10.26	Form of VP Severance Agreements(‡)	&&
21	Subsidiaries of NeoRx Corporation	&&
99.1	Certification of Periodic Report by Chief Executive Officer	^^^
99.2	Certification of Periodic Report by Chief Financial Officer	^^^

&&	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
*	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
**	Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.
******	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.
=	Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.
= = = = =	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
\*/	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.
#	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.
##	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
X	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

XXXXX	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.
/*\
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
/*\/*\
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000 and incorporated Ä herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
/*\/*\/*\
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.
‡	Management contract or compensatory plan.
^	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.
^^	Filed herewith.
^^^	Submitted herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
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
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX