Form 10-Q
period 2002-09-30
NEORX CORP
filed 2002-11-14
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes      ☒      No     ☐

As of November 14, 2002, 26,765,082 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$1,110	$4,097
Investment securities	11,268	29,484
Notes receivable	68	177
Prepaid expenses and other current assets	1,199	907
Total current assets	13,645	34,665

Facilities and equipment, net	9,083	15,222
Other assets, net	736	1,141

Total assets	$23,464	$51,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$844	$1,537
Accrued liabilities	1,834	1,701
Current portion of note payable	478	304
Total current liabilities	3,156	3,542

Long-term liabilities:
Note payable, net of current portion	5,347	5,696
Other	25	75
Total long-term liabilities	5,372	5,771

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at September 30, 2002 and December 31, 2001 (entitled in liquidation to $5,175 at September 30, 2002 and December 31, 2001)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,765,082 and 26,571,098 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	535	532
Additional paid-in capital	224,031	223,905
Accumulated other comprehensive income – unrealized gain on investment securities	32	578
Accumulated deficit	(209,666)	(183,304)
Total shareholders’ equity	14,936	41,715
Total liabilities and shareholders’ equity	$23,464	$51,028

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$507	$263	$2,036	$1,437
Operating expenses:
Research and development	4,369	5,663	17,403	14,334
General and administrative	1,535	2,755	5,137	6,014
Asset impairment loss	5,658	—	5,658	—
Restructuring	529	—	529	—
Total operating expenses	12,091	8,418	28,727	20,348
Loss from operations	(11,584)	(8,155)	(26,691)	(18,911)
Other income (expense):
Realized gain on sale of securities	20	154	142	253
Loss on disposal of equipment	(69)	—	(69)	—
Interest income	204	656	912	2,314
Interest expense	(75)	(133)	(281)	(285)
Total other income	80	677	704	2,282
Net loss	(11,504)	(7,478)	(25,987)	(16,629)
Preferred stock dividends	(125)	(125)	(375)	(375)
Net loss applicable to common shares	$(11,629)	$(7,603)	$(26,362)	$(17,004)
Net loss per common share - basic and diluted	$(0.44)	$(0.29)	$(0.99)	$(0.65)
Weighted average common shares outstanding - basic and diluted	26,634	26,433	26,604	26,358

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(25,987)	$(16,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337	929
Gain on sale of securities	(142)	(253)
Loss on disposal of equipment	69	—
Asset impairment loss	5,658	—
Restructuring	529	—
Common stock issued for services	68	148
Stock options and warrants issued for services	42	921
Change in operating assets and liabilities:
Decrease in notes receivable	109	2,555
(Increase) decrease in prepaid expenses and other assets	(129)	497
Decrease in accounts payable	(693)	(607)
Increase in accrued liabilities	(521)	820
Net cash used in operating activities	(19,660)	(11,619)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	25,661	40,933
Purchases of investment securities	(7,849)	(25,335)
Facilities and equipment purchases	(683)	(7,350)
Net cash provided by investing activities	17,129	8,248

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	19	329
Repayment of note payable principal	(175)	—
Repayment of capital lease obligation	(50)	—
Preferred stock dividends	(250)	(250)
Net cash (used in) provided by financing activities	(456)	79

Net decrease in cash and cash equivalents	(2,987)	(3,292)

Cash and cash equivalents:
Beginning of period	4,097	8,389
End of period	$1,110	$5,097

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Assets acquired through assumption of liabilities	$—	$6,175
Issuance of stock warrants	—	1,288

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

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of its operations and cash flows for the periods ended September 30, 2002 and 2001.

The results of operations for the quarters ended September 30, 2002 and 2001 are not necessarily indicative of the expected operating results for the full year.

Note 2.  Net Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of basic and diluted loss per share for the quarters ended September 30, 2002 and 2001 exclude the effect of options and warrants to purchase additional shares of common stock because the share increments would be antidilutive.

The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the periods indicated because their effect would be antidilutive:

	September 30, 2002	September 30, 2001

Common stock options	4,714,779	4,414,789
Weighted average exercise price per share	$4.63	$5.10
Common stock warrants	890,000	1,070,000
Weighted average exercise price per share	$9.62	$8.72

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s preferred stock are not included in the calculation of diluted loss per share for the quarters ended September 30, 2002 and 2001 because the effect of including such shares would be antidilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended September 30, 2002 and 2001 was $11,608,000 and $7,464,000, respectively.  The comprehensive loss for the quarters ended September 30, 2002 and 2001 consisted of net loss of $11,504,000 and $7,478,000, respectively, and a net unrealized gain (loss) on investment securities of $(104,000) and $14,000 for the quarters ended September 30, 2002 and 2001, respectively.  The Company’s comprehensive loss for the nine months ended September 30, 2002 and 2001 was $26,533,000 and $16,283,000, respectively.  The comprehensive loss for the nine months ended September 30, 2002 and 2001 consisted of net loss of $25,987,000 and $16,629,000, respectively, and a net unrealized gain (loss) on investment securities of $(546,000) and $346,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

Note 4.  New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that all business combinations be accounted for under a single method – the purchase method. Use of the pooling-of-interests method is no longer permitted.  Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which was adopted by the Company on January 1, 2002.  The adoption of Statements No. 141 and 142 did not have any impact on the Company’s consolidated financial statements.

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

In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale.  The Company adopted the provisions of Statement No. 144 on January 1, 2002.  The adoption of this statement impacted the Company’s consolidated financial statements as disclosed in Note 5.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged.  The Company will adopt this Statement on January 1, 2003.  Management has not yet determined the impact of adopting this statement on its consolidated financial statements.

Note 5.  Asset Impairment Loss

In September 2002, the Company recognized a non-cash asset impairment loss on certain facilities and equipment resulting from the Company’s decisions to reduce staff at its Denton, Texas radiopharmaceutical manufacturing facility, decrease the development of contract manufacturing activities in Denton, and curtail Pretarget® activities at its Seattle, Washington research and development facility. The loss on the Denton, Texas manufacturing facility and related equipment was determined via outside appraisals.  The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment.  In addition, the estimated useful life of other intangibles associated with the Denton facility was reduced to two years.  The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Post Impairment Carrying Value

Equipment – Seattle, Washington	$306,000	$4,837,000
Equipment – Manufacturing Facility, Denton, Texas	2,393,000	1,122,000
Manufacturing Facility, Denton, Texas	2,895,000	5,680,000
Intangibles – Denton, Texas	64,000	—
Total	$5,658,000	$11,639,000

Note 6.  Restructuring

In July 2002, the Company restructured its operations and reduced its work force by 31 employees.  The employees were no longer with the Company at September 30, 2002 and will not be providing future services to the Company.  The Company incurred a severance charge of approximately $529,000 as a result of the restructuring.  The accrued severance payable at September 30, 2002 was approximately $241,000, of which approximately $155,000 will be paid in 2002 and $86,000 will be paid in 2003.

Note 7.  Liquidity

The Company has incurred losses annually since inception and has limited working capital.  On November 12, 2002, the Company entered into an agreement with IDEC Pharmaceuticals Corporation (IDEC) relating to the sale to IDEC of certain NeoRx intellectual property and the grant to IDEC of certain license and option rights.  The Company received $7.9 million in cash and may receive in the future royalty payments with respect to certain products.  Taking into account the cash funds received in the IDEC transaction, the Company believes its existing working capital will only be sufficient to fund operations into the fourth quarter of 2003. In July 2002, the Company decided to focus its efforts on its STR product candidate and discontinue its Pretarget® technology activities.  Also in July 2002, the Company reduced its staff by 31 persons, or approximately 30%.  The cost associated with the reduction in force was approximately $529,000 and will be incurred primarily over a four-month time period beginning in August 2002.  In October 2002, the Company further reduced its staff, primarily in its Denton manufacturing facility, by an additional 13 persons, or approximately 15% of the Company’s total work force.  The cost associated with the reduction in force was approximately $122,000 and will be incurred primarily over a four-month time period beginning in October 2002.  In an effort to further reduce cash expenditures and unused office space, in October 2002 the Company terminated its lease at the 410 West Harrison Street location in Seattle, Washington, effective April 2003.  The lease originally was effective through May 2006.  The cost of terminating the lease was three months base rent, or approximately $110,000, which was paid in October 2002. The administrative offices were consolidated into the 300 Elliott Avenue West location in Seattle, Washington.

The Company’s decisions to curtail Pretarget® activities and reduce staff were in response to the anticipated clinical development timeline of the Pretarget® product candidates and the current economic environment.  The discontinued Pretarget® activities include development of the Pretarget® Lymphoma and Pretarget® Carcinoma product candidates beyond the phase I trials, for which patient enrollment has concluded, and manufacturing development activities associated with the Pretarget® project. The Company will seek to sell or outlicense the Pretarget® patent portfolio and other assets in an effort to raise additional funds. The Company also is addressing its need for additional capital by exploring opportunities for the licensing or divestiture of certain intellectual property and other assets, by seeking partnering or outlicensing opportunities for its STR product development program, and through the sale of securities.  In the event that sufficient additional funds are not obtained through asset sales, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction, or curtailment of STR development activities and/or the further reduction of costs for facilities and administration.

The Company’s actual capital requirements will depend on numerous factors, including the conditions in the capital markets in general and in the life sciences capital markets specifically, which may affect potential financing sources for the development of the Company’s business; the rate of progress and results of research and development activities and clinical trials; actions by the U.S. Food and Drug Administration (FDA) and other regulatory authorities; the levels of resources that the Company devotes to establishing and maintaining marketing and manufacturing capabilities; the emergence of competing technologies and other adverse market developments; the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and the timing and amount of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements.  There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  These financial statements are prepared on a going concern basis, however if the Company were forced to liquidate its assets, it may not recover the carrying amount of such assets.

Note 8.  Subsequent Events

On November 12, 2002, the Company entered into an agreement with IDEC Pharmaceuticals Corporation relating to the sale to IDEC of certain NeoRx intellectual property and the grant to IDEC of certain license and option rights.  NeoRx received $7.9 million in cash and may receive in the future royalty payments with respect to certain products.  The purchase price was determined by arms length negotiations.

The intellectual property addressed by this agreement includes a portfolio of NeoRx US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology.  The intellectual property rights being transferred to IDEC do not include rights to NeoRx’s STR or Pretarget® programs.  With respect to the patents involved in the sale, NeoRx retains a license for the development of certain NeoRx products.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.

Critical Accounting Policies and Estimates

Basis of Revenue Recognition: To date, the Company does not have any significant ongoing revenue sources.  On occasion, the Company derives significant revenue from licensing its patented technologies and government grants.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement.  Billings in excess of amounts earned are classified as deferred revenue.  Non-refundable upfront technology license fees, where the Company is providing continuing services related to product development, are deferred.  Such fees are recognized as revenue over the product development periods based on estimated total development costs.

Impairment of Long-Lived Assets: In September 2002, the Company recognized a non-cash asset impairment loss on certain facilities and equipment resulting from the Company’s decisions to reduce staff at its Denton, Texas radiopharmaceutical manufacturing facility, decrease the development of contract manufacturing activities in Denton, and curtail Pretarget® activities at its Seattle, Washington research and development facility. The loss on the Denton, Texas manufacturing facility and related equipment was determined via outside appraisals.  The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment.  In addition, the estimated useful life of other intangibles associated with the Denton facility was reduced to two years.

Quarter and nine months ended September 30, 2002 compared to quarter and nine months ended September 30, 2001

Revenue for the quarter ended September 30, 2002 was $507,000 compared to $263,000 for the quarter ended September 30, 2001.  Revenue for the quarters ended September 30, 2002 and 2001 consisted primarily of revenue from government grants and a facilities lease agreement.  Revenue for the nine months ended September 30, 2002 was $2,036,000 compared to $1,437,000 for the nine months ended September 30, 2001.  Revenue for the nine months ended September 30, 2002 consisted of a milestone payment of $1,000,000 from Angiotech Pharmaceuticals, Inc., along with revenue from government grants and a facilities lease agreement. Revenue for the nine months ended September 30, 2001 consisted primarily of revenue from government grants and a facilities lease agreement.  The Company recognizes revenue from government grants as earned.  The Company does not have any significant revenue sources.  On occasion, the Company derives revenue from licensing its patented technologies and from government grants. Pursuant to SAB 101, the timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement.

Total operating expenses for the quarter ended September 30, 2002 increased 44% to $12,091,000 from $8,418,000 in the quarter ended September 30, 2001, and increased 41% to $28,727,000 for the nine months ended September 30, 2002 from $20,348,000 for the nine months ended September 30, 2001.  Total operating expenses for the third quarter of 2002 included a non-cash asset impairment charge of $5,658,000.  Additionally, severance of $529,000 was incurred relating to the curtailment of the Company’s Pretarget® Lymphoma and Pretarget® Carcinoma clinical product development programs and the resulting reduction in force implemented in July 2002.  Research and development expenses for the quarter ended September 30, 2002 decreased 23% to $4,369,000 from $5,663,000 for the same time period in 2001, and increased 21% to $17,403,000 for the nine months ended September 30, 2002 from $14,334,000 for the nine months ended September 30, 2001.  The decrease in research and development expenses for the third quarter of 2002 ended September 30, 2002 was predominantly due to the curtailment of the Company’s Pretarget® Lymphoma and Pretarget® Carcinoma clinical product development programs and the resulting reduction in force implemented in July 2002.  The increase in research and development expenses for the nine months ended September 30, 2002 was predominantly due to the addition of the Company’s radiopharmaceutical manufacturing facility in Denton, Texas and costs associated with Pretarget® project activities.

In July 2002, the Company began enrolling and dosing multiple myeloma patients in a dosimetry study for STR.  This study was requested by the FDA to validate the method proposed for calculating radiation dose in a planned pivotal clinical trial program.  Enrollment of multiple myeloma patients in our STR dosimetry study is in progress, with three clinical sites actively treating patients. The Company is in discussions with the FDA on the design of its STR pivotal program and is currently reassessing how and on what timeline to proceed.

We expect research and development expenses to decrease by approximately 15% to 20% during the fourth quarter of 2002, due to the curtailment of Pretarget® project activities and  reductions in staff.  The discontinued Pretarget® activities include our Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials, for which patient enrollment has concluded, and manufacturing development activities associated with the Pretarget® project. We will seek to sell or license our Pretarget® patent portfolio, pursue partnering and outlicensing opportunities in connection with our STR technology, and sell or license other assets in an effort to raise additional funds.  In an effort to further reduce cash expenditures and unused office space, in October 2002, the Company terminated its lease at the 410 West Harrison Street location in Seattle, Washington, effective April 2003.  The lease originally was effective through May 2006.  The cost of terminating the lease was three months base rent, or approximately $110,000, which was paid in October 2002. The administrative offices were consolidated into the 300 Elliott Avenue West location in Seattle, Washington.

General and administrative expenses for the quarter ended September 30, 2002 decreased 44% to $1,535,000 versus $2,755,000 for the quarter ended September 30, 2001, and decreased 15% to $5,137,000 for the nine months ended September 30, 2002 compared to $6,014,000 for the nine months ended September 30, 2001.  The decrease in general and administrative costs during the third quarter and nine months ended September 30, 2002 was due to the accrual of one-time severance costs for the former CEO in the third quarter of 2001 and the overall effort to reduce expenses to conserve cash.  In the second and third quarter of 2002, the Company implemented two reductions in its work force, resulting in an overall reduction of its staff size by 45%.  Costs for general and administrative are also expected to decrease in the fourth quarter of 2002 as a result of the reductions in force taken by the Company.

Other income for the third quarter of 2002 was $80,000 compared to $677,000 for the third quarter of 2001.  Other income for the nine months ended September 30, 2002 was $704,000 compared to $2,282,000 for the same time period in 2001.  Other income included interest income for the third quarter of 2002 of $204,000 compared to $656,000 for the third quarter of 2001.  Other income included interest income for the nine months ended September 30, 2002 of $912,000 compared to $2,314,000 for the same time period in 2001.  Other income is expected to decline due to declining balances of cash and cash equivalents.

Liquidity and capital resources

The Company has financed its operations primarily through the sale of equity securities, collaborative agreements and debt instruments.  The Company invests excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $12,378,000 at September 30, 2002 versus $33,581,000 at December 31, 2001.  The Company primarily funds current operations with its existing cash and investments.  On occasion, the Company derives revenue from licensing its patent technologies and from government grants.

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

On November 12, 2002, the Company entered into an agreement with IDEC Pharmaceuticals Corporation relating to the sale to IDEC of certain NeoRx intellectual property and the grant to IDEC of certain license and option rights.  NeoRx received $7.9 million in cash and may receive in the future royalty payments with respect to certain products. The intellectual property addressed by this agreement includes a portfolio of NeoRx US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology.  The intellectual property rights being transferred to IDEC do not include rights to NeoRx’s STR or Pretarget® programs.  With respect to the patents involved in the sale, NeoRx retains a license for the development of certain NeoRx products.

The Company will need to raise additional capital to fund its planned STR pivotal clinical trial program, and its current operating cash needs.  The Company expects that its cash, including the consideration received in the transaction with IDEC, cash equivalents, investment securities and interest income will be sufficient to fund its anticipated working capital and capital requirements into the fourth quarter of 2003. In July 2002, the Company decided to discontinue all of its Pretarget® technology activities.  The discontinued Pretarget® activities include its Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials, for which patient enrollment has concluded, and manufacturing development activities associated with the Pretarget® project. Also in July 2002, the Company reduced its staff size by 31 persons, or 30%.  The cost associated with the reduction in force is approximately $529,000 and will be incurred primarily over a four-month time period beginning in August 2002. In October 2002, the Company further reduced its staff, primarily in its Denton manufacturing facility, by an additional 13 persons, or approximately 15% of the Company’s total work force.  The cost associated with this reduction in force was approximately $122,000 and will be incurred primarily over a four-month time period beginning in October 2002.  In an effort to further reduce cash expenditures and unused office space, in October 2002 the Company terminated its lease at the 410 West Harrison Street location in Seattle, Washington effective April 2003.  The lease originally was effective through May 2006.  The cost of terminating the lease was three months base rent, or approximately $110,000, which was paid in October 2002.

The Company’s decision to curtail Pretarget® activities and reduce staff was in response to the anticipated clinical development timeline of the Pretarget® candidates and the current economic environment.   The Company will seek to sell or outlicense the Pretarget® patent portfolio and other assets in an effort to raise additional funds. The Company also is addressing its need for additional capital by pursuing opportunities for the licensing or divestiture of certain intellectual property and other assets, by seeking partnering or outlicensing opportunities for its STR technology, and through the sale of  securities.  In the event that sufficient additional funds are not obtained through asset sales, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of STR development activities and/or further reduction of costs for facilities and administration.  The Company’s actual capital requirements will depend on numerous factors, including conditions in the capital markets in general and in the life sciences capital markets specifically, which may affect potential financing sources for the development of the Company’s business; the progress and results of research and development activities and clinical trials; actions by the FDA and other regulatory authorities; the levels of resources that the Company devotes to establishing and maintaining marketing and manufacturing capabilities; the emergence of competitive technologies and other adverse market developments and the timing and amount of revenues and expense reimbursements resulting from relationships with third parties or collaborative agreements.  There can be no assurance that the Company will be able to obtain such additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  These financial statements are prepared on a going concern basis, however if the Company were forced to liquidate its assets, it may not recover the carrying amount of such assets.

Related party transactions

The Company’s Chairman of the Board of Directors, Dr. Fred Craves, had a consulting agreement with the Company that provided that he shall be retained as a general advisor and consultant to the Company’s management on all matters pertaining to the Company’s business.  In exchange for such services, he was compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses.  Compensation payments under this agreement totaled $30,000 for the third quarter ended September 30, 2001, and $90,000 for the nine months then ended.  In addition, payments for travel and other expenses totaled approximately $10,000 for the quarter ended September 30, 2001, and $39,600 for the nine months then ended. In 2002, the Company did not renew this agreement with Dr. Craves.

Dr. Craves is a founder and Managing Director of Bay City Capital BD LLC, also known as BCC, a merchant bank focused on the life sciences industry.  As of September 30, 2002, BCCF, an affiliate of BCC, owned 8.89% of the Company’s common stock.  Dr. Carl Goldfischer, a member of the NeoRx Board of Directors, is a Managing Director of BCC; Jack L. Bowman, a member of the NeoRx Board of Directors, is on the business advisory board of BCC; and Dr. Douglass B. Given, President and CEO and a Director of NeoRx, is an Executive in Residence at BCC.

The Company and BCC entered into an agreement whereby BCC will act as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $50,000 in cash for each calendar quarter through the end of 2001. The Company renewed the agreement for 2002 and pays a retainer fee of $80,000 per quarter, plus reasonable travel and other expenses. The agreement also includes a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of capital raised.  Retainer fee payments under this agreement totaled $80,000 and $50,000 for the quarters ended September 30, 2002 and 2001, respectively, and $240,000 and $200,000 for the nine months ended September 30, 2002 and 2001, respectively, which included the balance payable of $100,000 at December 31, 2000.  In addition, payments for travel and other expenses totaled approximately $14,100 for the quarter ended September 30, 2002 and approximately $45,700 for the nine months ended September 30, 2002.  The Company also paid BCC approximately $612,000 during the second quarter of 2001 for commissions related to the Company’s purchase of the radiopharmaceutical manufacturing facility located in Denton, Texas.

In connection with an agreement to provide financial consulting services in 2001, Dr. Goldfischer received fees in the third quarter ended September 30, 2001 of $30,000 and $75,000 during the nine months then ended, along with stock option grants of 10,000 shares in December 2000 and 150,000 shares in January 2001.  Services related to these stock options were fully provided by December 31, 2001, after which this agreement was terminated.  As of January 29, 2002, vesting was accelerated for those options granted under the agreement that had not already vested. The Company recorded an expense in the amount of $526,000 during 2001 for the fair value of the option grants on the date the services were completed.

In connection with consulting services performed in 2002 and 2001, Dr. Paul G. Abrams, the former CEO of the Company, received consulting fees in the amount of $229,905 and $127,725, respectively.  Prior to his appointment as CEO in July 2001, Dr. Given provided consulting services to the Company.  The total consulting fees paid to Dr. Given in 2001 were $225,000.

The Company had a demand note receivable from an officer with a balance of approximately $49,675 as of June 30, 2001 that was recorded in other assets. This note was paid in full on July 31, 2001.  The Company had another demand note receivable from an officer with a balance of approximately $90,990 during the first half of 2002.  This note was paid in full on May 24, 2002.  There were no demand note receivables to related parties outstanding at September 30, 2002.

Additional factors that may affect results

In addition to the other information contained in this report, the following factors could affect the Company’s actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward-looking statements.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable for any year since our formation in 1984.  As of September 30, 2002, we had an accumulated deficit of $210 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities.  To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales.  We do not anticipate that our proposed STR product will be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand development and clinical trial efforts.  Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR and any other proposed products and successfully commercializing our products alone or with third parties.  However, our operations may not be profitable even if we succeed in commercializing any product.

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

We expect that our cash, cash equivalents, investment securities and interest income will only be sufficient to fund our anticipated working capital and capital requirements into the fourth quarter of 2003.

We will seek to sell or outlicense our Pretarget® patent portfolio and other assets in an effort to raise additional funds. We also are addressing our need for additional capital by pursuing opportunities for the licensing or divestiture of certain intellectual property and other assets, by seeking partnering or outlicensing opportunities for our STR technology and through the sale of securities.

In the event that sufficient additional funds are not obtained through asset sales, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of STR development activities and/or further reduction of costs for facilities and administration.

The amount of additional financing we need within this time frame depends on a number of factors, including the following:

•                                          the rate of progress and costs of our clinical trial and research and development activities;

•                                          actions taken by the FDA and other regulatory authorities;

•                                          the costs of developing and maintaining manufacturing operations;

•                                          the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•                                          the timing and amount of milestone payments we might receive from potential strategic partners;

•                                          the timing and amount of payments we might receive from potential licenses;

•                                          our degree of success in commercializing STR or other cancer therapy product candidates;

•                                          the emergence of competing technologies and other adverse market developments;

•                                          the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We may not be able to obtain additional financing on favorable terms or at all.  If we are unable to raise additional funds when we need them, we may be required further to delay, reduce or eliminate some or all of our STR development activities and clinical trials.  We also may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently.  If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

The financial statements included in this report are prepared on a going concern basis, however if we were forced to liquidate our assets, we may not recover the carrying amount of such assets.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.  Our STR product candidate is novel; therefore, regulatory agencies lack direct experience with it. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR product candidate. An earlier phase III study of STR was placed on clinical hold by the FDA after some patients in our STR phase I/II multiple myeloma trials developed a serious delayed toxicity.  The FDA requested that we collect additional radiation dosimetry data from a small number of patients to validate the method proposed for calculating radiation dose in our planned pivotal trial program.  Under the ongoing dosimetry study, which will enroll approximately 12 patients, tracer doses of the STR therapeutic initially are administered to determine skeletal uptake and eligibility for treatment.  Eligible patients then receive a treatment dose of the STR therapeutic, followed by high-dose chemotherapy and peripheral blood stem cell transplantation to restore bone marrow function.  Patients are carefully monitored throughout the study.  Follow-up evaluations will include assessments of STR safety and efficacy.  Enrollment of multiple myeloma patients in our STR dosimetry study for STR is in progress, with three clinical sites actively treating patients.   We have discussed with the FDA a revised plan for a pivotal clinical trial program for STR in patients with multiple myeloma, and have submitted to the FDA a draft protocol for the proposed pivotal program. Based on the results of the dosimetry study and subject to authorization by the FDA, we plan to resume STR clinical trials under a revised pivotal phase III program.  The time to initiation of the proposed pivotal program, if undertaken at all, will depend upon numerous factors, including our ability to obtain adequate funding, actions taken by the FDA and other regulatory agencies, and the timing thereof; the rate of progress and costs of our clinical trial and research and development activities; our ability to maintain sufficient, reliable and affordable third-party supplies of materials used in the manufacture of STR, including holmium-166, the radionuclide used in our STR product candidate; the costs of developing and maintaining manufacturing operations; scheduling conflicts with participating clinicians and clinical institutions; and potential difficulties in identifying and enrolling patients who meet trial eligibility criteria.

In July 2002, we decided to curtail further Pretarget® product development activities.  The discontinued Pretarget® activities include our Pretarget® Lymphoma and Pretarget® Carcinoma phase I trials and manufacturing development activities associated with the Pretarget® programs.  We will seek to sell or license our Pretarget® patent portfolio.  We have completed patient enrollment in phase I safety studies for Pretarget® Lymphoma in patients with non-Hodgkin’s lymphoma, and for Pretarget® Carcinoma in patients with gastrointestinal adenocarcinoma. The FDA has required that we complete a 90-day follow-up on all patients treated to date with Pretarget® Lymphoma and review the data with the FDA. We plan to complete the necessary patient follow-up and review, but do not plan to enroll additional patients in either the Pretarget® Lymphoma or Pretarget® Carcinoma program, or otherwise further pursue development of these Pretarget® product candidates internally.

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

Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including availability of funds, actions by the FDA, scheduling conflicts with participating clinicians and clinical institutions and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays.  We may not commence or complete our proposed pivotal clinical trial program for our STR product candidate as projected, may not conduct it successfully, or may not conduct it at all.

We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our STR and any other proposed products.  Further, we plan to explore partnering or outlicensing opportunities for our STR technology.  To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials.  In addition, if sufficient additional funds are not obtained by the Company through asset sales, strategic partnering opportunities and/or sales of securities on a timely basis, the Company may be required to reduce expenses by delaying, reducing or curtailing its STR development activities.  If we fail to commence or complete, or experience delays in or are forced to curtail our planned clinical trials, our stock price and our ability to conduct our business could be harmed.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain.  We cannot at this time predict if, when or under what conditions we will initiate our revised pivotal phase III program for STR.  The data collected from our clinical trials may not be sufficient to support regulatory approval of our proposed STR multiple myeloma product, or any other proposed products.  The clinical trials of our proposed STR multiple myeloma product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale.  Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

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

In December 2001 we entered into a contract with MURR to supply holmium-166. MURR is responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, Missouri reactor facility.  This supply contract follows a previous arrangement in which MURR provided NeoRx supplies of holmium-166 for the STR product in development.  Our business and operations could be materially adversely affected if MURR does not continue to perform satisfactorily under this agreement.  We may pursue negotiation of a long-term supply contract for holmium-166, for the proposed pivotal program.  If MURR is unable or unwilling to provide supplies of holmium-166 in a satisfactory manner, we may suffer delays in, or be prevented from, initiating or completing pivotal phase III clinical trials of our STR product.

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

Moreover, any potential third–party manufacturers and NeoRx must continually adhere to current Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program.  If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our cancer therapy product candidates. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements.  If any of our third-party manufacturers or we fail to comply with these requirements, we may be subject to regulatory action.

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

Our radiopharmaceutical manufacturing facility in Denton is the principal manufacturing site for the proposed STR product for our multiple myeloma clinical trials.  This facility is responsible for all aspects of the manufacture of STR, including process qualification, quality control, packaging and shipping.  The agreement with our previous supplier of STR for the phase I/II clinical trials, ABC Laboratories, Inc. (ABC), expired on June 30, 2002.  The Denton facility continues to manufacture the STR therapy used in the Company’s STR dosimetry study.  We believe that the Denton facility, despite the recent reduction in force, would be sufficient to meet our needs to continue the production of STR for our dosimetry trial.

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

The competition for development of cancer therapies is intense.  There are numerous competitors developing products to treat the diseases for which we are seeking to develop products.  We are initially focusing our STR product candidate on the treatment of multiple myeloma.  Celgene Corp.’s thalidomide product is in development for treatment of multiple myeloma.  Other therapeutics with anti-angiogenic properties and other modes of action also are in clinical development for treatment of multiple myeloma. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer.  Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products.  Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete.

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

In July 2002, we implemented a 30% reduction in force.  In October 2002, we further reduced our work force, primarily at our Denton manufacturing facility, by an additional 13 persons, or approximately 15% of the Company’s total work force.  We currently have fewer than 75 employees.  Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel.  The loss of the services of one or more of the principal members of our scientific and management staff could delay our STR product development activities or other programs and research and development efforts.  We do not maintain key person life insurance on any of our officers, employees or consultants.

Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense.  Our future success depends upon our ability to attract, retain and motivate highly skilled employees.  In order to commercialize our proposed products successfully, we may in the future be required to expand substantially our work force, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing.  These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

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

•                                          the availability of critical materials used in developing and manufacturing our proposed STR product;

•                                          the progress and results of clinical trials;

•                                          developments concerning patents, proprietary rights and potential infringement; and

•                                          the expense and time associated with and the extent of our ultimate success in securing regulatory approvals.

In addition, public concern about the safety of STR and any other products we develop, comments by securities analysts, and conditions in the capital markets in general and in the life sciences capital markets specifically may have a significant effect on the market price of our common stock.  The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment.

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

Our common stock is currently listed on the Nasdaq National Market.  To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement since July 31, 2002.  If our common stock trades below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we otherwise fail to meet Nasdaq’s ongoing listing criteria, Nasdaq could initiate delisting procedures at any time.  On September 6, 2002, we received a letter from the Nasdaq Stock Market advising that we have until December 5, 2002 to regain compliance with Nasdaq National Market listing criteria.

Our management is currently considering various alternatives to address this situation. If Nasdaq moves to delist our common stock, we could spend material financial and management resources in an attempt to avoid delisting, which could cause our business to suffer. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace.  Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock.  Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

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

We have adopted a shareholders’ rights plan, which is intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics.  The board of directors declared a dividend to holders of our common stock of one preferred share purchase right for each outstanding share of common stock.  The right is exercisable ten days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons.  Each right entitles the registered holder, other than the acquiring person or group, to purchase from NeoRx one-hundredth of one share of Series A Junior Participating Preferred Stock at the price of $40, subject to adjustment.  The rights expire April 10, 2006.  In lieu of exercising the right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the right, other than the acquiring person or group, may purchase for $40 that number of shares of our common stock having a market value of twice that price.

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

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At September 30, 2002, the Company owned no government debt instruments and owned corporate debt securities in the amount of $11.3 million. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company had approximately $4.2 million of corporate debt securities that had maturity dates greater than one year at September 30, 2002, all of which were variable interest rate securities.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, the Chief Executive Officer and the Vice President, Finance and Chief Accounting Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II.

Item 5.  Other Information

Measures to reduce expenses during the third quarter of 2002 included the elimination of two senior management positions after the departures of Richard L. Anderson, formerly Senior Vice President and Chief Financial Officer, and Becky J. Bottino, formerly Senior Vice President of Operations.  The Company’s financial responsibilities will be managed by Melinda G. Kile, Vice President, Finance and Chief Accounting Officer.  Responsibilities for manufacturing will continue to be managed by Les Sabo, Vice President of Manufacturing.

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements – See Index to Financial Statements.

(a)(2) Financial Statement Schedules – Not Applicable.

(a)(3) Exhibits – See Exhibit Index filed herewith.

(b) Reports on Form 8-K:

Form 8-K dated July 24, 2002, relating to an update of the STR dosimetry study and the discontinuance of the Pretarget® program and reduction in force.

Form 8-K dated September 6, 2002, relating to the Company’s receipt of a letter from NASDAQ regarding noncompliance of stock listing requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

By:	/s/ MELINDA G. KILE
Melinda G. Kile
Vice President, Finance and Chief Accounting Officer

Date: November 14, 2002

CERTIFICATIONS

I, Douglass B. Given, MD, PhD, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of NeoRx Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 14, 2002

/s/ DOUGLASS B. GIVEN
Douglass B. Given, MD, PhD

President and Chief Executive Officer

I, Melinda G. Kile, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of NeoRx Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 14, 2002

/s/ MELINDA G. KILE
Melinda G. Kile

Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Incorporation by Reference to
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	*
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	**
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	XXXXX
3.2	Bylaws, as amended, of the registrant	XXXXX
10.1	Restated 1994 Stock Option Plan (‡)	•
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	#
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	X
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	=
10.5	1991 Restricted Stock Plan (‡)	******
10.6	Agreement, dated as of December 15, 1995	=====
10.7	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	•
10.8	Indemnification Agreement (‡)	#
10.9	Form of Key Executive Severance Agreement (‡)	##
10.10	Officer Change in Control Agreement (‡)	XXXXX
10.11	Key Executive Severance Agreement (‡)	XXXXX
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	_
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development, Inc.	__
10.14	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	___
10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	X
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	X
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	^
10.19	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	^^
10.20	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	^
10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	&&
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson (‡)	&&
10.23	Form of VP Change in Control Agreements (‡)	&&
10.24

Clinical Manufacture and Supply Agreement, dated December 1, 2001, between NeoRx Corporation and MURR.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

&&
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	&&
10.26	Form of VP Severance Agreements (‡)	&&
10.27	Lease Termination/Continuation Agreement between NeoRx Corporation and Dina Corporation	^^^
21	Subsidiaries of NeoRx Corporation	&&
99.1	Certification of Periodic Report by Chief Executive Officer	^^^
99.2	Certification of Periodic Report by Vice President, Finance and Chief Accounting Officer	^^^

&&	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
*	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.

******	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

=	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.

=====	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

•	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.

#	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

##	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

X	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

XXXXX	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

_

Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

__

Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

___

Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

‡	Management contract or compensatory plan.

^	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

^ ^	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

^ ^ ^	Submitted herewith.