Form 10-K
period 2002-12-31
NEORX CORP
filed 2003-03-28
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Commission File No. 0-16614

NEORX CORPORATION
(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
300 Elliott Avenue West, Suite 500, Seattle, Washington 98119 (Address of principal executive offices)
Registrant's telephone number, including area code: (206) 281-7001
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.02 Par Value $2.4375 Convertible Exchangeable Preferred Stock, Series 1

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was approximately $31.9 million as of June 28, 2002, based on a per share closing price of $1.20 on the Nasdaq National Market on that date. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 14, 2003, 26,845,082 shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 9, 2003 are incorporated by reference in Part III of this Form 10-K.

PART I

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading "Risk Factors" below. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

        You should read this Form 10-K and the documents that we incorporate by reference completely and with the understanding that our actual results, performance and achievements may be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

RISK FACTORS

        In addition to the other information contained in this report, the following factors could affect the Company's actual results and could cause our actual results to differ materially from those achieved in the past or expressed or implied by our forward-looking statements.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

        We have not been profitable for any year since our formation in 1984. As of December 31, 2002, we had an accumulated deficit of $206.9 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We anticipate that our proposed Skeletal Targeted Radiotherapy (STR) product will not be commercially available for several years. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand development and clinical trial efforts. Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for STR or any other proposed products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if we succeed in commercializing any product.

We will need to raise additional capital, and our future access to capital is uncertain.

        It is expensive to develop cancer therapy products and conduct clinical trials for these products. Although we currently are focusing on our STR product candidate, we may in the future simultaneously conduct clinical trials and preclinical research for a number of different indications and cancer therapy product candidates, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital:

  •
  to fund operations;

  •
  to continue the research and development of our STR product candidate; and

  •
  to commercialize STR or any other proposed products.

        We expect that our cash, cash equivalents, investment securities and interest income will be sufficient to fund our anticipated working capital and capital requirements only through the first quarter of 2004.

        We are addressing our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Pretarget® technology platform. In addition, we are seeking a buyer or partner for our manufacturing facility in Denton, TX, interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. We also may seek to raise capital through the sale of equity and/or debt securities, or the establishment of other funding facilities. We cannot provide assurance, however, that any sale or license of assets, strategic collaborations, or sales of securities will be available to the Company on a timely basis or on acceptable terms, if at all. On March 20, 2003, the Company transferred the listing of its Common Stock from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer may adversely affect our ability to raise capital through the sale of securities. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently; moreover, such relationships may not be on terms as commercially favorable to us as might otherwise be the case. If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders. The terms of additional funding also may limit our operating and financing flexibility. In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

        The amount of additional financing we need will depend on a number of factors, including the following:

  •
  the rate of progress and costs of our clinical trial and research and development activities, including costs of procuring clinical materials;

  •
  actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

  •
  the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

  •
  the timing and amount of milestone or other payments we might receive from potential strategic partners;

  •
  the timing and amount of payments we might receive from potential licenses;

  •
  our degree of success in commercializing STR or other cancer therapy product candidates;

  •
  the emergence of competing technologies and products, and other adverse market developments;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        The financial statements included in this report are prepared on a going-concern basis, however if we were forced to liquidate our assets, we may not recover the carrying amount of such assets.

        In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets of International Isotopes Inc. located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX (the "Loan"). The Loan, which matures in April 2009, is secured by the assets acquired in the transaction. During 2002 and early 2003, we reduced the staff at the Denton facility to four employees, and we are operating the facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials. We are seeking a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations. Under the terms of the Loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of Texas State Bank. Moreover, the Loan states that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company's operations. We do not believe that operating the facility in its current standby mode violates these provisions, nor has Texas State Bank suggested that it views such operation as a potential violation. We can provide no assurance, however, that Texas State Bank will not, some time in the future, seek to rely on these or other provisions of the Loan to declare the Company in default of the Loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the Loan ($5,694,000 at December 31, 2002) due and immediately payable by the Company. In such case, our cash resources and assets could be severely and immediately impaired, depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a recent appraisal of the Denton facility the fair market value of the facility and its assets exceeds the outstanding debt.

Our potential products must undergo rigorous clinical testing and regulatory approvals, which could be costly, time consuming, and subject us to unanticipated delays or prevent us from marketing any products.

        The manufacture and marketing of our proposed STR product and our research and development activities are subject to regulation for safety, efficacy and quality by the FDA in the United States and comparable authorities in other countries.

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are developing STR for treatment of multiple myeloma, a cancer of the bone marrow. Our STR product candidate is novel; therefore, regulatory agencies lack direct experience with it. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR product candidate. An earlier phase III study of STR in multiple myeloma was placed on clinical hold by the FDA after some patients in our STR phase I/II trials developed a serious delayed toxicity. The FDA requested that we collect additional radiation dosimetry data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and had proposed to use in our planned pivotal trial program. The study also used an adjusted radiation dose and a revised administration regimen. We completed patient enrollment in this dosimetry study of STR in late 2002. Follow-up evaluations are ongoing, and include assessments of STR safety and efficacy. In February 2003 we submitted to the FDA data from our phase II dosimetry study of STR in patients with multiple myeloma. We also submitted to the FDA a proposal for further clinical development of STR in patients with primary refractory or relapsed multiple myeloma, using a revised dosing method. We anticipate receiving the FDA's response to our data submission and proposal for clinical studies by mid-year. Based on the results of the dosimetry study and subject to authorization by the FDA, we plan to resume STR clinical trials. However, we cannot currently predict the timing for resumption of such trials, whether such trials will be resumed as a phase II or phase III program, or whether they will be resumed at all.

        In July 2002 we decided to curtail further Pretarget® product development activities. The discontinued Pretarget activities include our Pretarget® Lymphoma and Pretarget® Carcinoma phase I/II clinical programs and manufacturing development activities associated with the Pretarget programs. We are seeking to sell or license our Pretarget patent portfolio. We have completed phase I safety studies for Pretarget Lymphoma in patients with non-Hodgkin's lymphoma, and for Pretarget Carcinoma in patients with gastrointestinal adenocarcinoma. We have complied with the FDA's requirement that we complete a 90-day follow-up on all patients treated to date with Pretarget Lymphoma. We submitted the follow-up data to the FDA for review and obtained clearance for continued clinical development of this product. We do not plan to enroll additional patients in either the Pretarget Lymphoma or Pretarget Carcinoma program, or otherwise further pursue development of these Pretarget product candidates internally.

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

        If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market or experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We also may be required to undertake post-marketing trials. In addition, if we or other parties identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and/or additional marketing applications may be required.

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

        Although for planning purposes we project the commencement, continuation and completion of our clinical trials, the time to initiation and completion of our STR clinical trial program depends upon numerous factors, including:

  •
  our ability to obtain adequate funding;

  •
  our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

  •
  other actions by regulators;

  •
  the rate of progress and costs of our clinical trial and research and development activities;

  •
  our ability to access sufficient, reliable and affordable supplies of the STR compound for clinical studies, including third-party supplies of holmium-166, the radionuclide used in our STR product candidate, as well as other materials used in the manufacture of the STR compound;

  •
  the costs of ramping up and maintaining manufacturing operations, should we determine this to be necessary;

  •
  the extent of scheduling conflicts with participating clinicians and clinical institutions; and

  •
  our ability to identify and enroll patients who meet trial eligibility criteria.

        We may not commence or complete our proposed clinical trial program for our STR product candidate as projected, may not conduct it successfully, or may not conduct it at all.

        We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product. Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing and development of STR. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. In addition, if sufficient additional funds are not obtained by the Company through sale and/or license of assets, strategic partnering opportunities and/or sales of securities on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our STR development activities. If we fail to commence or complete, or experience delays in or are forced to curtail our proposed clinical program, our stock price and our ability to conduct our business could be harmed.

If testing of a particular product does not yield successful results, we will be unable to commercialize that product.

        Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of STR or any other proposed products, including the following:

  •
  safety and efficacy results obtained in early human clinical trials may not be indicative of results obtained in later clinical trials;

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

        Clinical testing is very expensive, can take many years, and the outcome is uncertain. We cannot at this time predict if, when, or under what conditions, we will undertake further clinical studies, including initiating a revised pivotal phase III program, for STR. The data collected from our clinical trials may not be sufficient to support regulatory approval of our proposed STR product, or any other proposed products. The clinical trials of our proposed STR product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

        For our STR product in development to be successful, we need access to sufficient, reliable and affordable supplies of the STR compound for clinical studies. Moreover, STR requires sufficient, reliable and affordable quantities of holmium-166, the radionuclide used in our STR product candidate, and DOTMP, the small-molecule compound used in our STR product candidate to deliver holmium-166 to the bone. Sources of these materials may be limited, and we, or potential third-party suppliers of the STR compound, may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our proposed STR product. Timely delivery of the holmium-166 component material and of the STR compound is critical. For example, holmium-166 loses its effectiveness for treating patients within a short period of time. As a result, the STR product must be shipped within

24 hours of its manufacture to the site where the patient is to be treated. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product. There are, in general, relatively few sources of holmium-166. To date, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR), for the holmium-166 component of our STR product candidate. In December 2001 we entered into a contract with MURR to supply holmium-166, under which MURR was responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility. This supply contract expired in December 2002. We, or potential third-party suppliers of our STR compound, may pursue negotiation of a long-term supply contract for holmium-166 for our proposed further clinical studies, including a revised pivotal phase III program. There can be no assurance that such a contract can be negotiated on acceptable terms. While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to the Company, the manufacture and delivery of our STR product could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product.

If we fail to negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, clinical testing, sales and marketing activities may be delayed or reduced.

        We rely in part on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We may not be able to locate suppliers to manufacture our product components or any proposed products at a cost or in quantities necessary to make them commercially viable. We intend to rely on third-party contract manufacturers to produce large quantities of certain materials, potentially including the STR compound, for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity, quality or cost. If we are unable to contract for a sufficient supply of needed materials or products on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or market introduction and subsequent sales. Any such delay may reduce our revenues and potential profitability.

        Moreover, any potential third-party manufacturers and NeoRx must continually adhere to current Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program. If our facilities, or the facilities of these manufacturers, cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our proposed products. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we, or any of our potential third-party manufacturers, fail to comply with these requirements, we may be subject to regulatory action.

        In April 2001, we purchased a radiopharmaceutical manufacturing facility and certain other assets located in Denton, TX from International Isotopes Inc. In addition to the manufacturing facility, we purchased existing equipment, documentation, and certain processes. The facility achieved cGMP status and was issued appropriate radiation permits by the State of Texas. This radiopharmaceutical manufacturing facility has assumed responsibility for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for the completed STR dosimetry study. In October 2002, we reduced staffing at the facility to a total of 21 employees. During the third quarter of 2002, we recognized a non-cash asset impairment charge of $5.6 million on certain facilities, equipment and intangibles, resulting in part from our decision to reduce staff at the Denton facility and to eliminate contract manufacturing activities at this facility. The loss on the Denton facility and related equipment was determined via outside appraisals.

        In January 2003 we implemented a further reduction in staff and laid off an additional 13 employees at the Denton manufacturing facility. We are operating the Denton facility on a standby basis pending a decision to resume clinical testing of STR and production of clinical materials. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge is associated with our decision to suspend production of STR and to operate the Denton facility on a standby basis.

        We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our proposed clinical studies, including a revised pivotal phase III program, and for potential commercial manufacture. We may operate the facility ourselves, or alternatively, engage a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. Our decision whether to continue to utilize the Denton facility as our primary manufacturing site for STR in the future will depend on a number of factors, including:

  •
  actions taken by the FDA and the timing thereof;

  •
  our ability to obtain adequate funding and the timing thereof;

  •
  our ability to access sufficient, reliable and affordable third-party supplies of holmium-166;

  •
  the costs of ramping up and maintaining manufacturing operations;

  •
  the availability of qualified personnel;

  •
  the availability and nature of strategic partnering opportunities; and

  •
  the availability and cost of potential third-party suppliers of STR.

        There can be no assurance that acceptable manufacturing alternatives will be available to us on a timely or cost-effective basis. If we use the Denton facility to produce the STR compound for our proposed future clinical studies, we may be required to re-certify the facility with the FDA. The ramp-up and re-certification processes at the Denton facility could take up to six months or more. If we transition the STR production process to a third-party supplier, such third-party supplier also could require significant start-up time to qualify and implement the manufacturing process. In either case, our ability to move forward with further STR clinical studies could be adversely affected, and we may incur significant additional costs in connection with manufacturing operations.

        We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to our STR product candidate. If we are unable to secure collaborators, or if we lose collaborators, our product development and potential for profitability may suffer. If any collaborator breaches or terminates an agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our STR product candidate could be slowed down or blocked completely. Disputes may arise between NeoRx and collaborators on a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of our proposed STR product.

Our Common Stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market; failure to maintain continued listing on Nasdaq could affect its market price and liquidity.

        Our Common Stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market on March 20, 2003. We elected to seek a transfer to The Nasdaq SmallCap Market because we have been unable to regain compliance with The Nasdaq National Market minimum $1.00 bid price requirement for continued listing. By transferring to The SmallCap Market, we may be afforded extended grace periods in which to satisfy the minimum bid price requirement, potentially until September 2, 2003, provided we meet other applicable listing criteria. Furthermore, we may be eligible to transfer our Common Stock back to The Nasdaq National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we maintain compliance with all other continued listing requirements on The Nasdaq National Market. The transfer from The Nasdaq National Market to The Nasdaq SmallCap Market may have a negative impact on the value of our Common Stock, because securities trading on The Nasdaq SmallCap Market typically are less liquid than those traded on The Nasdaq National Market.

        Moreover, there can be no assurance that we will be able to achieve compliance with the SmallCap Market minimum $1.00 bid price requirement within the time period required by Nasdaq. If we were to be delisted from The Nasdaq SmallCap Market, our Common Stock would be listed on the over-the-counter bulletin board or another quotation system or exchange on which we would qualify. Such delisting would have a material adverse effect on the trading price and liquidity of our stock, and shareholders' ability to sell shares of our stock would be severely limited. Among other things, our Common Stock may then constitute "penny stock," which would place an increased regulatory burden upon brokers, making them less likely to make a market in our stock.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

        The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We initially are focusing our STR product candidate on the treatment of multiple myeloma. Several companies, including Celgene Corp. and Millennium Pharmaceuticals Inc., also are developing therapeutics for multiple myeloma. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete.

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

        Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other, better-established fields. Accordingly, the United States Patent and Trademark Office (USPTO) may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technologies.

        We own over 100 issued United States patents and have licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the USPTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits can be expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

        In addition to the intellectual property rights described above, we rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to, or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

        Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous and radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner, if at all. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

Even if we bring products to market, changes in healthcare reimbursement could adversely affect our ability to effectively price our products or obtain adequate reimbursement for sales of our products.

        The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on the development, testing, commercialization and marketability of our proposed cancer therapy products. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products, our ability to commercialize our products under development may be adversely affected. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

The loss of key employees could adversely affect our operations.

        Since July 2002, we have implemented three reductions in force. In July 2002, we reduced staff by 31 persons. In October 2002, we further reduced our work force, primarily at our Denton, TX manufacturing facility, by an additional 13 persons. In January 2003, we reduced staff by an additional 21 persons. Also in January 2003, we accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing. On March 11, 2003 Jack L. Bowman was named Executive Chairman of the Company and Chairman of its Board of Directors. As of March 20, 2003, we had a total work force of 35 full-time employees and one part-time employee. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel. The loss of the services of one or more of the principal members of our scientific and management staff could delay our STR product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

        Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our proposed products successfully, we will in the future, be required to expand substantially our work force, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. Our current financial situation may make it more difficult to attract and retain key employees.

Our stock price is volatile and, as a result, you could lose some or all of your investment.

        There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our Common Stock, and it is likely that the market price of our Common Stock will continue to be highly volatile. Our business and the relative price of our Common Stock may be influenced by a large variety of industry factors, including:

  •
  announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products;

  •
  the availability of critical materials used in developing and manufacturing our proposed STR product;

  •
  the progress and results of clinical trials;

  •
  developments concerning patents, proprietary rights and potential infringement; and

  •
  the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals.

        In addition, public concern about the safety of STR and any other products we develop, comments by securities analysts, our ability to maintain the listing of our Common Stock on the Nasdaq system and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our Common Stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our Common Stock and may result in a loss of some or all of your investment.

        In the past, securities class action litigation often has been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

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

Item 1. BUSINESS

The Company

        NeoRx is a cancer therapeutic product development company, with technologies for targeted delivery of therapeutic agents, including radiopharmaceuticals, to tumor sites. Our lead product candidate, Skeletal Targeted Radiotherapy (STR), is in clinical development for treatment of multiple myeloma, a cancer of the bone marrow. STR targets bone and bone marrow with a small-molecule bone-seeking agent coupled to a radionuclide to deliver high doses of radiation to tumor sites. We are developing STR for use with high-dose chemotherapy and stem cell transplantation (SCT), with the goal of prolonging survival of patients with this as yet incurable disease.

        Phase I/II trials of STR in patients with multiple myeloma demonstrated positive clinical activity of STR among the 82 patients treated according to the protocol, including a complete response rate of 35%. A long-term follow-up study of phase I/II patients showed further promising results; with a minimum follow-up of 24 months, median survival had not been reached, and the median event-free survival period was 22 months. Follow-up of these patients is ongoing. The FDA placed our earlier phase III study of STR on clinical hold after some patients in our phase I/II trials developed a serious delayed toxicity. The FDA requested that we collect additional radiation dosimetry data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and that we had proposed to use in our planned pivotal trial program. The study also used an adjusted radiation dose and a revised administration regimen. We completed a phase II dosimetry study of STR in December 2002. Follow-up for safety and efficacy is ongoing. We submitted data from this dosimetry study to the FDA in February 2003. We also submitted to the FDA a proposal for further clinical development of STR in patients with primary refractory or relapsed multiple myeloma, using a revised dosing method. We anticipate receiving the FDA's response to our data submission and proposal for clinical studies by mid-year. Based on the results of the dosimetry study and subject to authorization by the FDA, we plan to resume STR clinical trials. However, we cannot currently predict the timing for resumption of such trials, whether such trials will be resumed as a phase II or phase III program, or whether they will be resumed at all.

        During 2002 we executed a series of management, organizational and operational decisions with the goal of improving the Company's cash position and advancing development of STR. We took steps to reduce expenditures and to restructure and re-scale the organization in line with its opportunities and the economic environment. In July 2002 we curtailed further internal development of our early-stage Pretarget® product development programs, eliminating positions and expenses associated with these programs. We implemented further staff reductions in the second half of the year, primarily in research and development, manufacturing operations and administration. We also reduced our expenditures on facilities by eliminating, consolidating or relocating certain functions at our Seattle, WA operations, and by reducing activities and staffing at our Denton, TX manufacturing facility.

        In 2002 we received $9.9 million in funds through the sale and licensing of non-core technology assets. Of this amount $7.9 million was realized in the fourth quarter of 2002 with the sale to IDEC Pharmaceutical Corp. of certain NeoRx intellectual property and the grant to IDEC of certain license rights. We received the $7.9 million in cash from IDEC and may in the future receive royalty payments with respect to certain products. The intellectual property addressed in the IDEC transaction included a portfolio of NeoRx US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology. The intellectual property rights transferred to IDEC did not include rights to our STR or Pretarget programs. With respect to the patents involved in the sale, NeoRx retains a license for the development of certain NeoRx products.

        Our business strategy moving forward is to enter into license agreements, partnerships or other collaborative arrangements to support the development and commercialization of STR. We also are pursing opportunities to sell or license our Pretarget technology platform. In addition, we are seeking to raise cash through licensing, sale or divestiture of certain non-core technology assets. These assets include United States and foreign patents for therapeutic, diagnostic and imaging technologies with potential applications in cardiovascular disease and cancer. We also are seeking a buyer or partner interested in continuing the radiopharmaceutical operations at our Denton, TX manufacturing facility and producing the STR compound. Further, we may seek to address our need for capital through the sale of equity and/or debt securities or the establishment of other funding facilities. We cannot be assured, however, that any sale or license of assets, strategic collaboration, or sales of securities will be available to the Company on a timely basis or on acceptable terms, if at all. The transfer of our Common Stock from The Nasdaq National Market to The Nasdaq SmallCap Market may adversely affect our ability to raise capital through the sale of stock. In the event that sufficient additional funds are not obtained through asset sales or licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

Cancer and its Treatment

        Cancer is a broad group of diseases characterized by the uncontrolled growth and spread of abnormal cells. Cancer cells have the ability to migrate from their sites of origin to invade and damage other tissues and organs, through a process called metastasis. The American Cancer Society estimated that nearly 1,284,900 new cancer cases would be diagnosed in the United States in 2002, and 555,000 Americans would die from cancer. Following heart disease, cancer is the second leading cause of death in the United States and in many other industrialized nations. The incidence of cancer is expected to increase in the coming decades, as life expectancies continue to increase in the industrialized world.

        There is considerable need for better treatments for cancer. Available therapies afford limited success. Even with the recent introduction of new therapies, there have been few significant improvements in patient survival, and any improvements in survival typically are measured in months, not years. Current treatments for cancer include surgery, external-beam radiation, chemotherapy, hormone therapy for some tumors and, more recently, interferons, antibodies and antibody-based radiotherapeutics. Conventional treatments sometimes can be curative, but generally are effective only if the cancer is detected early. Chemotherapeutics, which in general act by interfering with DNA synthesis and cell replication, are generally palliative in their effects, and seldom provide a long-term cure. Chemotherapy is typically the primary therapy for tumors that have metastasized. Chemotherapy drugs usually are administered systemically so that the drug can circulate throughout the body to reach the metastases. As chemotherapy drugs circulate, they exert their toxic effects on healthy cells as well as cancer cells. Consequently, cancer patients receiving chemotherapy often suffer severe, even life-threatening side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. Therefore, the optimal drug dose for killing cancer cells often must be reduced to avoid intolerable damage to normal cells and vital organs. Similarly, conventional methods of delivering radiation therapy, such as total body irradiation (TBI), can result in high exposure of non-target tissues and serious side effects, limiting the ability to deliver an effective therapeutic dose to the patient.

        In recent years there has been a significant effort to develop and introduce targeted therapies that deliver chemotherapeutic or radiotherapeutic agents directly to cancer cells, to increase the efficacy and mitigate the adverse side effects of these cytotoxic (cell-killing) agents. The promise of targeted therapies is enhanced therapeutic benefit and improved safety, through localization of intense doses of therapeutic molecules to specific sites of disease, while sparing healthy tissues. A variety of targeting agents has been investigated, including antibodies, peptides, small-molecule drugs and chelating agents. For example, our lead product in development, STR, targets bone and adjacent marrow with DOTMP, a small tetraphosphonate chelator that localizes to the skeleton by its high affinity for bone mineral.

        Much research and development also has focused on the use of tumor antigen-specific monoclonal antibodies to target cancer cells. Antibodies are specific proteins produced by the immune system in response to an antigen, such as a foreign substance, pathogen or protein on the surface of cancer cells. Since the early 1980s, a number of cell-surface antigens specific to certain types of tumor cells have been identified, and antibodies that specifically bind these antigens have been developed. Monoclonal antibody technology, and methods to genetically engineer human/mouse chimeric monoclonal antibodies or humanized antibodies, have enabled introduction of monoclonal antibody therapeutics for cancer and other diseases. Herceptin® (Trastuzumab) and Rituxan®(Rituximab) are examples of monoclonal antibodies introduced in the late 1990s for cancer therapy. The anti-tumor effects of specific monoclonal antibodies may be enhanced significantly by conjugating these antibodies to chemotherapeutic or radiotherapeutic agents. IDEC Pharmaceuticals received FDA approval in 2002 for Zevalin™, a radioimmunotherapeutic for non-Hodgkin's lymphoma (NHL) consisting of an anti-CD20 antibody chemically linked to the radionuclide yttrium-90. Several other companies, including Immunomedics, Inc. and Corixa Corp., also are developing radioimmunotherapeutics for NHL consisting of a tumor-specific antibody linked to a radionuclide. Though such constructs may augment the cancer-killing power of "naked" antibodies, these relatively large molecules circulate and reach their target slowly, exposing healthy tissues to their radioactive payload.

        Antibody fragments and fusion proteins that incorporate the tumor-specific binding of antibodies, but have improved biodistribution and pharmacokinetic properties, offer promise for further progress in the development of targeted therapies. Our Pretarget technology platform uses tumor-specific fusion proteins to target intense doses of radiation directly to tumors, with the goal of improved safety and efficacy, and greater patient benefit. We expect that targeted therapeutics will play a significant role alongside conventional therapies in the treatment of cancer for years to come.

Skeletal Targeted Radiotherapy (STR)

Multiple Myeloma and the Lack of Effective Treatments

        NeoRx is developing Skeletal Targeted Radiotherapy (STR) for treatment of multiple myeloma and potentially other bone and bone marrow-related cancers. Multiple myeloma is a cancer of the plasma cells, the antibody-producing cells of the bone marrow. The disease is characterized by impaired blood cell formation, multiple tumor sites in the bone marrow, and widespread bone lesions that result in bone pain and fractures. Multiple myeloma typically strikes between ages 65 and 70, though there is a recent trend towards an earlier age of onset. Multiple myeloma is the second most common blood cancer. The Multiple Myeloma Research Foundation estimates that more than 45,000 Americans currently have this disease, and over 14,600 new cases of multiple myeloma are diagnosed annually in the United States.

        There is a significant unmet medical need for effective treatments for multiple myeloma. Available therapies are intended to prolong life, and to relieve pain and other symptoms, but are not curative. Moreover, existing treatments have serious side effects, and not all patients are candidates for treatment because of these side effects. Chemotherapy can prolong the median survival of multiple myeloma patients to 3 to 4 years. Even with good response to therapy and achievement of remission, all patients eventually experience relapse of their disease due to proliferation of resistant myeloma cells. Fewer than 5% of patients survive more than 10 years after diagnosis.

        Myeloma cells are sensitive to radiation. Total body irradiation (TBI) and other conventional methods of delivering radiation therapy can result in high exposure of non-target tissues and serious side effects, limiting the ability to deliver an effective therapeutic dose to the patient. Though widely used in the past in treatment regimens for multiple myeloma, TBI has not been demonstrated to provide a benefit in long-term disease control. Currently, the primary treatment for multiple myeloma is chemotherapy, which may be followed by high-dose chemotherapy and autologous stem cell transplantation (SCT) in transplant-eligible patients.

        Dose intensification with or without SCT has been widely explored as a means of overcoming myeloma resistance. Treatment with high-dose chemotherapy and SCT involves collection of the patient's peripheral blood stem cells, followed by a preparative regimen with high-dose chemotherapy that destroys healthy bone marrow cells and myeloma cells. Transplantation of the patient's stem cells following chemotherapy allows reconstitution of the bone marrow so that normal blood cell production can resume. This treatment is difficult for patients to tolerate. Because of its toxicity, only about 25% of patients are eligible for high-dose chemotherapy and SCT. However, in treatment-eligible patients, this regimen has been shown to improve complete response (CR) rates, progression-free survival, and overall survival, and is becoming the standard of care for multiple myeloma patients with good performance status. Depending on definition of response criteria, CRs are achieved in approximately 20% to 25% of SCT patients who responded well to initial chemotherapy. Achievement of a CR is associated with extended survival, although relapses occur frequently because of myeloma cell resistance.

        Further increasing the chemotherapy dose potentially would eradicate resistant myeloma cells, but this approach is not practical because current high-dose chemotherapy regimens already are at the limits of tolerance. Alternate methods of delivering radiotherapy may enable administration of more intense yet less toxic radiation within the treatment regimen. In particular, if treatment could be targeted directly to the tumor sites, it is likely that more effective doses could be delivered, with fewer side effects.

        Patients with multiple myeloma that is refractory to initial chemotherapy have a poor outcome. The CR rate to subsequent conventional-dose salvage chemotherapy is low, and the overall response rate (complete responses and partial responses combined) is usually less than 50%. Survival of these patients is limited. Cytostatic agents with lower-toxicity profiles, such as thalidomide, are in development for front-line therapy and for patients with relapsed disease. However, these agents generally provide a low CR rate.

        We anticipate that over the next several years, slightly fewer than half of all newly-diagnosed, treatment-eligible multiple myeloma patients will be candidates for high-dose chemotherapy and SCT, following response to initial chemotherapy. An additional number of patients who are poor responders to initial chemotherapy, and relapsed patients undergoing second-line therapy, also may be candidates for SCT. We believe that STR, if successfully developed and approved for commercial sale, may be appropriate for use as a preparative regimen with high-dose chemotherapy for multiple myeloma patients undergoing SCT. We also expect that cytostatic agents in development may gain use in initial therapy alongside chemotherapeutics, since they appear to have complementary tolerability profiles. Improvements in response to initial therapy may in turn increase the number of multiple myeloma patients eligible for SCT.

        In addition to multiple myeloma, other cancers originating or present in the bone marrow, such as Ewing's sarcoma, and cancers that metastasize to the bone, such as breast and prostate cancer, are potential indications for STR. Enrollment was completed in late 2002 in a small phase I trial of STR in patients with metastatic Ewing's sarcoma, under a physician-sponsored Investigational New Drug Application (IND). Ewing's sarcoma is a bone cancer that occurs in children and young adults. STR also potentially may be used in conditioning regimens prior to SCT in patients with acute leukemias, Hodgkin's disease, or other hematological cancers.

The STR Concept

        NeoRx is developing STR for use with high-dose chemotherapy and stem cell transplantation (SCT) for treatment of multiple myeloma. STR is designed to deliver high doses of radiotherapy to tumor sites throughout the skeleton, producing both a direct therapeutic effect on disseminated disease sites, plus a general marrow-ablative effect. The goal of STR is to achieve high complete response (CR) rates in transplant-eligible patients, to bring about long-term disease-free survival, and overall survival. There is strong evidence correlating longer median overall survival with the achievement of a CR after high-dose marrow-ablative chemotherapy and SCT in multiple myeloma patients. STR seeks to improve upon the CR rates achieved with high-dose chemotherapy and SCT, and thus improve patient survival.

        STR targets bone and adjacent marrow with a small-molecule bone-seeking agent, DOTMP, stably complexed with the beta-emitting radionuclide holmium-166. The high energy of holmium-166 allows optimal penetration of marrow and bone disease sites, while its short half-life minimizes the time required between treatment and reinfusion of the patient's stem cells. Upon administration, the STR compound localizes almost exclusively to the bone. This localization brings high doses of radiation in close proximity to multiple myeloma tumor cells. The radiation destroys the DNA of the cells, preventing the rapid replication associated with tumor growth. STR compound that does not localize to the bone is eliminated through the kidneys shortly after administration.

STR Clinical Development

        NeoRx completed phase I/II trials of STR in combination with high-dose chemotherapy (melphalan) in patients with multiple myeloma and initiated a phase III trial in 2000. The phase I/II trials demonstrated positive clinical activity of STR, including substantial response rates. The FDA placed the phase III trial on clinical hold after some phase I/II patients developed a serious delayed toxicity. In 2001 we convened an expert panel to conduct a comprehensive scientific peer review of the STR development program and data from the phase I/II trials. The expert review of phase I/II data confirmed the positive clinical activity of STR in patients with multiple myeloma. Using patient response criteria established by the Autologous Blood and Marrow Transplant Registry (ABMTR), the panel noted substantial response rates among the 82 phase I/II patients treated according to the protocol, including a complete response rate of 35% and a 29% partial response rate, for an overall response rate of 64%. The expert panel determined that the delayed toxicities seen in some phase I/II patients who received the highest doses could be prevented effectively with modified administration and patient management, and an adjusted radiation dose. Long-term follow-up data for patients treated in the phase I/II study were presented at the American Society of Hematology (ASH) annual meeting in December 2002. Median survival had not been reached in the initial patient follow-up period, which was a minimum of 24 months. The median event-free survival period was 22 months. Follow-up of these patients is ongoing

        In late 2002 we completed a phase II dosimetry study of STR. This study was requested by the FDA to validate the patient-specific dosing method we used in the phase I/II studies and had proposed to use in our planned pivotal trial program. The dosimetry study also used an adjusted radiation dose and a revised administration regimen. In addition to evaluating radiation dose to tumor and normal tissues, the study further evaluated STR safety and efficacy. Follow-up evaluations are ongoing. We submitted data from this dosimetry study to the FDA in February 2003. We also submitted a proposal for further clinical development of STR in patients with primary refractory or relapsed multiple myeloma, using a revised dosing method. We anticipate receiving the FDA's response to our data submission and proposal for clinical studies by mid-year. Based on the results of the dosimetry study and subject to authorization by the FDA, we plan to resume STR clinical trials. However, we cannot currently predict the timing for resumption of such trials, whether such trials will be resumed as a phase II or phase III program, or whether they will be resumed at all.

        STR has been designated an Orphan Drug by the FDA, which qualifies NeoRx for certain tax credit and marketing exclusivity provisions of the Orphan Drug Act (as amended). The manufacture and marketing of STR are subject to regulation for safety, efficacy and quality by the FDA and comparable authorities in other countries.

        In April 2001, we purchased a radiopharmaceutical manufacturing facility and certain other assets located in Denton, TX from International Isotopes Inc. In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility achieved cGMP status and was issued appropriate radiation permits by the State of Texas. This radiopharmaceutical manufacturing facility has assumed responsibility for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for the completed STR dosimetry study. In October 2002, we reduced staffing at the facility to a total of 21 employees. During the third quarter of 2002, we recognized a non-cash asset impairment charge of $5.6 million on certain facilities and equipment, resulting in part from our decisions to reduce staff and eliminate contract manufacturing activities at the Denton facility. The loss on the Denton facility and related equipment was determined via outside appraisals.

        In January 2003 we implemented a further reduction in staff and laid off an additional 13 employees at the Denton facility. We are operating the Denton facility on a standby basis pending a decision to resume clinical testing of STR and production of clinical materials. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge is associated with our decision to suspend production of STR and operate the Denton facility on a standby basis.

        We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our proposed clinical studies, including a revised pivotal phase III program, and for potential commercial manufacture. We may operate the facility ourselves, or alternatively, engage a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. Our decision whether to continue to utilize the Denton facility as our primary manufacturing site for STR in the future will depend on a number of factors, including:

  •
  actions taken by the FDA and the timing thereof;

  •
  our ability to obtain adequate funding and the timing thereof;

  •
  our ability to access sufficient, reliable and affordable third-party supplies of holmium-166;

  •
  the costs of ramping up and maintaining manufacturing operations;

  •
  the availability of qualified personnel;

  •
  the availability and nature of strategic partnering opportunities; and

  •
  the availability and cost of potential third-party suppliers of STR.

        There can be no assurance that acceptable manufacturing alternatives will be available to us on a timely or cost-effective basis. If we use the Denton facility to produce STR for our proposed future clinical studies, we may be required to re-certify the facility with the FDA. The ramp-up and re-certification processes at the Denton facility could take up to six months or more. If we transition the STR production process to a third-party supplier, such third-party supplier also could require significant start-up time to qualify and implement manufacturing operations. In either case, our ability to move forward with further STR clinical studies could be adversely affected, and we may incur significant additional costs in connection with manufacturing operations.

Additional Technologies for Targeted Therapeutics and Drug Delivery

        NeoRx has developed a variety of other proprietary technologies and product candidates for targeted therapeutics and drug delivery for cancer and other diseases. We are seeking to raise cash through the licensing, sale or divestiture of certain non-core technology assets, including our Pretarget® technology, and US and foreign patents for therapeutic, diagnostic and imaging technologies with potential applications in cancer, cardiovascular disease, and other diseases and disorders.

Pretarget® Technology

        Pretarget technology is a development platform for targeted therapeutics that deliver intense doses of anti-cancer agents to tumor cells, while largely sparing healthy tissues. The Pretarget platform seeks to improve on first-generation radioimmunotherapy (RIT) technology, maximizing the therapeutic dose delivered to sites of disease, while minimizing exposure of normal tissues and organs to radiation. The multi-step Pretarget approach uncouples the targeting agent from the radiotherapeutic agent, with separate administration of a recombinant fusion protein to target tumor cells, a synthetic clearing agent to remove unbound fusion protein, and a small-molecule radiotherapeutic that attaches rapidly to the pre-localized fusion protein to destroy tumor cells. Pretarget technology potentially can incorporate a wide range of specific fusion proteins and other targeting agents, and different therapeutic agents, including chemotherapeutics, to address various cancers and other diseases. NeoRx has over 30 issued US patents relating to Pretarget technology, with additional US and foreign applications pending.

        In 2002 NeoRx completed phase I safety studies for Pretarget® Lymphoma in patients with non-Hodgkin's lymphoma (NHL), and Pretarget® Carcinoma in patients with gastrointestinal adenocarcinoma. We also completed a 90-day follow-up on all patients treated with Pretarget Lymphoma, as required by the FDA, submitted the follow-up data for the FDA's review, and obtained clearance for continued clinical development of this product candidate. Due to the anticipated clinical development timetable for the Pretarget candidates and our limited resources, we announced in July 2002 our decision to curtail further internal Pretarget product development activities, including patient enrollment in clinical trials, and to seek to sell or out-license rights to the Pretarget technology platform. We do not plan to enroll additional patients in either the Pretarget Lymphoma or Pretarget Carcinoma program, or otherwise further pursue development of these Pretarget product candidates internally.

        Pretarget® Lymphoma employs a fusion protein with the targeting specificity of the well-characterized and clinically successful anti-CD20 monoclonal antibody, to deliver the radionuclide yttrium-90. CD20 is the tumor antigen targeted by both Rituxan® (Rituximab), a whole-antibody non-radiolabeled therapeutic, and by Zevalin™, a whole-antibody radioimmunotherapeutic, which were approved in recent years for treatment of NHL. We reported phase I results for Pretarget Lymphoma at the American Society of Hematology (ASH) 2002 annual meeting. NHL patients treated in the study had been heavily pretreated and had failed one or more prior therapies, including treatment with standard chemo- or radiotherapy, Rituximab, or SCT. Treatment with Pretarget Lymphoma was usually well tolerated. Three of the 15 patients in the study achieved an objective response to the therapy. Median patient survival was 316 days. The investigators concluded that the phase I dosimetry, safety and efficacy data for Pretarget Lymphoma are encouraging, and that this product candidate shows promise as a new form of RIT.

        Pretarget® Carcinoma uses a fusion protein with the specificity and avidity of the CC49 monoclonal antibody that binds the well-characterized TAG-72 antigen on adenocarcinomas (including many gastrointestinal, pancreatic, prostate, breast, ovary and other tumors). Pretarget Carcinoma also delivers yttrium-90 to tumor cells. Results of the phase I study for Pretarget Carcinoma in patients with gastrointestinal adenocarcinoma were published for the ASH 2002 annual meeting. In the phase I treatment regimen, Pretarget Carcinoma was generally safe and well tolerated, with high tumor uptake of the radiotherapeutic relative to other organs, and less bone marrow exposure than is typically seen with directly radiolabeled antibody targeting agents. We anticipate that if successfully developed and approved for marketing, Pretarget Carcinoma may be used in combination with chemotherapy, since many widely used chemotherapeutics (e.g., 5-fluorouracil and gemcitabine) increase the radiation sensitivity of tumor cells.

Other Technologies

        We also have patent coverage, including issued US and foreign patents, relating but not limited to the following non-core technologies, which have potential applications in imaging, diagnostics, therapeutics, or other biomedical fields: cardiovascular technologies, ligand-linker technologies, annexin-based conjugates, humanized antibodies with modified glycosylation, endogenous opioid and steroid receptor targeting, antibody production and preparation, stabilization of antibody coupling, blood pool agents, improved targeting, drug and toxin technology, blood clot imaging, bone imaging and therapy, radioprotection, rhenium production and uses, and astatine-related applications. As noted above, we are seeking opportunities to license or sell these technologies.

Patents and Proprietary Rights

        Our policy is to aggressively protect our proprietary technologies. We have filed applications for US and foreign patents on many aspects of our technologies. We currently have more than 100 issued US patents in our portfolio.

        Our Skeletal Targeted Radiotherapy (STR) portfolio includes US patents covering the STR product composition and its use, with corresponding international patent coverage. NeoRx has an exclusive worldwide license, except in Australia, from The Dow Chemical Company for the use of holmium-166-DOTMP for bone marrow ablation with stem cell support.

        NeoRx has been awarded over 30 US patents relating to our Pretarget® technology, and has additional US and foreign applications pending. We also have licensed the rights to certain other patents relating to Pretarget products in development.

        Risks associated with the protection of our patents and other proprietary technologies are described under the heading "Risk Factors" above. Pending or future applications of NeoRx or its collaborators will not necessarily result in issued patents. Moreover, the current patents owned by or licensed to NeoRx may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

        The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities, and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford the Company's or its licensees' biotechnology products or their underlying technology. It also is difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

        Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, the patents owned or licensed by NeoRx could be infringed or designed around by third parties, and third parties could obtain patents that we would need to license or design around.

Competition

        We face significant competition from emerging and established biotechnology and pharmaceutical companies. There are numerous competitors developing products to treat the diseases for which we have developed technologies and for which we are seeking to develop products. We initially are focusing our STR product candidate on the treatment of multiple myeloma. Several companies, including Celgene Corp. and Millennium Pharmaceuticals Inc., also are developing therapeutics for multiple myeloma. Other companies also may develop and introduce products and processes competitive with or superior to those of NeoRx. Further, the development by others of new disease treatment or prevention products could render our technology and products under development less competitive, uneconomical or obsolete.

        Many biotechnology companies, including Immunomedics, Inc., IDEC Pharmaceuticals Corp. and Corixa Corp., have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with our product candidates. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary monoclonal antibody-based technology or other technologies applicable to cancer therapy. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than those of NeoRx.

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

        Timing of market introduction and healthcare reform, both uncertainties, will affect the competitive position of our potential products. We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third-party reimbursement, price and patent protection.

Government Regulation and Product Testing

        The manufacture and marketing of our proposed Skeletal Targeted Radiotherapy (STR) product and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs and biologics are subject to rigorous regulation by the Food and Drug Administration (FDA). The Federal Food, Drug and Cosmetic Act of 1976, as amended, the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our STR product candidate. Product development and approval within this regulatory framework take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

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

        In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and inspected by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice (cGMP) regulations, which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

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

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA's Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (IRB) at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

        If a compound is found to have potential efficacy and to have an acceptable safety profile in phase II clinical trials, phase III clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. With respect to any of our proposed products subject to clinical trials, there can be no assurance that phase I, phase II or phase III studies will be completed successfully within any specific time period, if at all. Furthermore, we or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

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

Employees

        As of March 20, 2003, we had 35 full-time employees and one part-time employee. Of these full-time employees, 8 hold PhD degrees, 2 hold MD degrees, one holds both a PhD and a MD, one holds a JD degree and one holds a DVM degree. Of the total full-time employees, 22 employees were engaged in research, development, or clinical development activities, and 13 were employed in general administration. In January 2003, the Company accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing. On March 11, 2003 Jack L. Bowman was named Executive Chairman of the Company and Chairman of its Board of Directors.

        We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

Where You Can Find More Information

        NeoRx files annual, quarterly and current reports, as well as registration and proxy statements and other information, with the Securities and Exchange Commission. These documents may be read and copied at the SEC's public reference rooms in Washington, DC, New York, NY and Chicago IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings also are available to the public at the Internet website maintained by the SEC at www.sec.gov. The Company's reports filed with the SEC after January 1, 2003 also are available on our website, www.neorx.com. We will provide paper copies of our SEC filings free of charge upon request.

Item 2. PROPERTIES

        NeoRx occupies approximately 21,000 square feet of office space located at 300 Elliott Avenue West in Seattle, WA, under a lease that expires July 21, 2009. In February 2003, the administrative offices previously located at 410 West Harrison Street, Seattle, WA, were consolidated into this location.

        In October 2002, NeoRx terminated a lease on approximately 36,000 square feet of office laboratory and manufacturing space at 410 West Harrison Street, Seattle, WA. The cost of terminating the lease includes base rent, moving, decontamination and repair costs and is expected to total approximately $290,000. We will continue to occupy approximately 2,900 square feet for storage purposes in a building adjacent to the 410 West Harrison Street building and a parking area.

        We believe that these facilities are in good condition and are adequate for all present uses.

        In April 2001 NeoRx purchased a radiopharmaceutical manufacturing facility located on 12 acres in Denton, TX. The facility has achieved current Good Manufacturing Practice (cGMP) status and has been issued appropriate radiation permits from the State of Texas. The main building is approximately 88,000 square feet and houses approximately 12,000 square feet of cleanrooms. The area has been used for radiopharmaceutical manufacturing, quality control laboratories and support functions. Current capabilities include terminal and aseptic processing and filling of radiopharmaceuticals. The facility was designed to allow for future expansion.

        In October 2002, we reduced staffing at the facility to a total of 21 employees. At that time, we also recognized a non-cash asset impairment loss of $5.6 million on certain facilities and equipment, resulting in part from our decisions to reduce staff and eliminate contract manufacturing activities at the Denton facility. The loss on the Denton facility and related equipment was determined via outside appraisals.

        In January 2003, we implemented a further reduction in staffing and laid off an additional 13 employees. We are operating the Denton facility on a standby basis. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton facility was recorded in the fourth quarter of 2002.

        The fourth quarter impairment charge is associated with our decision to suspend production of STR and run the manufacturing facility on standby until a decision is made to resume clinical testing of STR and production of clinical materials.

Item 3. LEGAL PROCEEDINGS

        Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock traded on The Nasdaq National Market System until March 20, 2003, when its listing was transferred to The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices for NeoRx Common Stock as reported on The Nasdaq National Market. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2002
First Quarter	$6.05	$3.45
Second Quarter	3.50	1.20
Third Quarter	1.92	0.35
Fourth Quarter	1.08	0.30
2001
First Quarter	$12.50	$3.25
Second Quarter	7.25	3.00
Third Quarter	4.01	2.00
Fourth Quarter	6.80	2.51

        The closing price of the Company's Common Stock on The Nasdaq SmallCap Market was $0.75 on March 21, 2003.

        There were approximately 923 shareholders of record as of February 28, 2003. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

        The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues	$11,054	$2,873	$3,549	$591	$9,087
Operating expenses	34,872	29,020	21,594	15,354	15,378
Loss from operations	(23,818)	(26,147)	(18,045)	(14,763)	(6,291)
Net loss	(23,093)	(23,802)	(11,402)	(11,951)	(4,449)
Net loss applicable to common shareholders	(23,593)	(24,303)	(11,905)	(12,459)	(4,975)
Net loss per common share—basic and diluted	$(0.89)	$(0.92)	$(0.50)	$(0.59)	$(0.24)
Weighted average common shares outstanding—basic and diluted	26,645	26,402	23,853	21,009	20,907
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,564	$4,097	$8,389	$3,752	$1,910
Investment securities	9,572	29,484	49,189	15,289	28,242
Working capital	14,195	31,123	59,315	16,664	28,807
Total assets	25,993	51,028	64,458	20,765	32,441
Note payable, net of current portion	5,182	5,696	—	—	1,195
Shareholders' equity	$17,576	$41,715	$62,245	$17,822	$29,044

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described in the "Important Information Regarding Forward-Looking Statements" at the beginning of this report, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed herein and in the section entitled "Risk Factors."

Critical Accounting Policies

        Basis of Revenue Recognition:    To date, we do not have any significant ongoing revenue sources. On occasion, we derive significant revenue from the sale or licensing of our patented technologies and from government grants. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, revenues from collaborative agreements are recognized as earned as we perform research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Non-refundable upfront technology license fees, where we are providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs. For a detailed description of our revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies.

        Impairment of Long-Lived Assets:    In September 2002, we recognized a non-cash asset impairment loss of $5.6 million on certain facilities and equipment resulting from our decisions to reduce staff at our Denton, TX radiopharmaceutical manufacturing facility, eliminate contract manufacturing activities in Denton, and curtail Pretarget® activities at our Seattle, WA research and development facility. The loss on the Denton facility and related equipment was determined via outside appraisals. The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge is associated with our decision to suspend production of the STR compound and operate the Denton facility on a standby basis, pending a decision to resume clinical testing of STR and production of clinical materials. We are seeking a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations.

Results of Operations

Year Ended December 31, 2002 Compared with December 31, 2001

        The Company's revenues for 2002 totaled $11.1 million, which consisted of revenue of $7.9 million from the sale to IDEC Pharmaceuticals of certain intellectual property and the grant to IDEC of certain license rights, milestone payments totaling $2.0 million from Angiotech Pharmaceuticals, Inc., and $1.2 million in revenue from government grants and a facilities lease. The Company's revenues for 2001 totaled $2.9 million, which included $1.2 million from the receipt of stock warrants from Angiotech and $1.7 million from government grants and a facilities lease. We do not have any significant ongoing revenue sources. On occasion, we derive significant revenue from the sale or licensing of our patented technologies, and from government grants. Pursuant to SAB 101, the timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement. For a description of our revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies.

        Total operating expenses increased 20% to $34.9 million for the year ended December 31, 2002, from $29.0 million for the same time period in 2001. Total operating expenses for the year ended December 31, 2002 included a non-cash asset impairment charge of $6.2 million. Additionally, a restructuring charge of $1.2 million was incurred relating to severance for reductions in staff completed in July 2002, October 2002 and January 2003.

        Research and development expenses decreased 3% to $20.7 million for the year ended December 31, 2002 from $21.4 million for the same time period in 2001. The decrease in research and development expenses for the year ended December 31, 2002 was predominantly due to the curtailment of our Pretarget® Lymphoma and Pretarget® Carcinoma clinical product development programs and the resulting reductions in staff.

        General and administrative expenses decreased 11% to $6.8 million for the year ended December 31, 2002 from $7.6 million for the same time period in 2001. The decrease in general and administrative costs for year ended December 31, 2002 was due to reduced expenses for non-employee stock options, reductions in staff and lower costs for recruiting.

        The asset impairment loss of $6.2 million reflects the difference in the estimated fair value of assets as compared to the net book value of assets located at our manufacturing facility in Denton, TX and our R&D facility in Seattle, WA. A portion of the impairment loss, or $0.6 million, relates to the write-off of intangible assets for licenses and processes at our Denton manufacturing facility. The impairment charge for intangible assets for licenses and processes is associated with our decision to suspend production of STR and operate the Denton facility on a standby basis, pending a decision to resume clinical testing of STR and production of clinical materials.

        The restructuring charge of $1.2 million results from severance costs totaling $0.9 million associated with employee layoffs that occurred in July and October 2002 and January 2003, and lease termination and decommissioning costs of $0.3 million relating to the October 2002 termination of laboratory and administrative space located at 410 West Harrison Street in Seattle, WA.

        Other income totaled $0.7 million and $2.3 million in 2002 and 2001, respectively, and consisted primarily of interest income from investment securities. Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2002 and 2001.

        Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2002 and 2001.

Year Ended December 31, 2001 Compared with December 31, 2000

        The Company's revenues for 2001 totaled $2.9 million, which included $1.2 million from the receipt of stock warrants from a prior licensing agreement with Angiotech Pharmaceuticals, Inc., $1.2 million from government grants, and $0.5 million from other licensing agreements and a facilities lease. The Company's revenues for 2000 totaled $3.5 million, which included $3.1 million from licensing agreements and $0.4 million from government grants. The majority of the revenue in 2000 was from Theseus Imaging Corp. and Angiotech Pharmaceuticals, Inc. for non-core patent licensing agreements entered into in 1998.

        Our total operating expenses increased 34% to $29.0 million in 2001 from $21.6 million in 2000. Research and development expenses increased 34% from $16.0 million in 2000 to $21.4 million in 2001. The increase in research and development expenses was primarily the result of the additional operating costs associated with our radiopharmaceutical manufacturing facility in Denton, TX, which we acquired on April 19, 2001. Research and development expenses also increased as the result of increased spending for salaries, supplies, consulting services and licensing fees for our Pretarget Lymphoma and Pretarget Carcinoma projects. Research and development expenses are shown net of reimbursements received by us under collaborative agreements for payments made by third parties. We received reimbursements from collaborative agreements of $0.4 million in both 2001 and 2000. General and administrative expenses increased 35% to $7.6 million in 2001 compared to $5.6 million in 2000. The increase in general and administrative expenses largely resulted from accrued compensation costs from the departure of our former CEO, who resigned on July 31, 2001. General and administrative expenses also increased due to the addition of new staff and consulting services.

        Other income in 2001 totaled $2.3 million, which consisted primarily of interest income from investment securities. Other income in 2000 totaled $6.6 million and included a $2.9 million gain on the sale of our shares of Angiotech Pharmaceuticals, Inc. during the first quarter of 2000, $3.0 million of interest income, and a $0.5 million gain recorded from the receipt of stock of North American Scientific, Inc. through its acquisition of Theseus Imaging Corp.

        Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2001 and 2000.

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $16,136,000 at December 31, 2002 versus $33,581,000 at December 31, 2001. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for 2002 totaled $15,400,000. Revenues and other income sources were not sufficient in 2002 to cover operating expenses.

        We currently maintain a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding the pivotal phase III trial of our STR product in development. This line of credit is available to us only upon the successful resumption of phase III trials, and the proceeds can only be applied to the expenses related to the phase III trials. We have not drawn funds on this line of credit to date, which carries an annual interest rate of 16%. See Note 7 to the Notes to Consolidated Financial Statements for additional information.

        In January 2002, we sold the remainder of our investment in Angiotech Pharmaceuticals, Inc. for $1.4 million and recognized a gain on the sale of approximately $109,000. We also received $2,000,000 in milestone payments from Angiotech in 2002. We cannot predict whether or not we may receive future milestone payments under this agreement.

        On November 12, 2002, we entered into an agreement with IDEC Pharmaceuticals Corp. relating to the sale to IDEC of certain NeoRx intellectual property and the grant to IDEC of certain license rights. We received $7.9 million in cash and may receive in the future royalty payments with respect to certain products. The intellectual property addressed by this agreement includes a portfolio of US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology. The intellectual property rights transferred to IDEC did not include rights to our STR or Pretarget programs. With respect to the patents involved in the sale, we retained a license for the development of certain NeoRx products.

        We will need to raise additional capital to fund our proposed STR pivotal clinical trial program and our future operating cash needs. We expect that our cash, cash equivalents, investment securities and interest income will be sufficient to fund our anticipated working capital and capital requirements through the first quarter of 2004. During 2002, we discontinued all Pretarget technology activities, reduced staffing by 67% and terminated the facilities lease at the 410 West Harrison Street location in Seattle, effective in April 2003.

        In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets of International Isotopes Inc. located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX. The Loan, which matures in April 2009, is secured by the assets acquired in the transaction. During 2002 and early 2003, we reduced the staff at the Denton facility to four employees, and we are operating the facility on a standby basis pending a decision to resume clinical testing of STR and production of clinical materials. We are seeking a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. Under the Loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the Bank. Moreover, the Loan states that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company's operations. We do not believe that operating the facility in its current standby mode violates these provisions, nor has Texas State Bank suggested that it views such operation as a potential violation. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the Loan to declare the Company in default of the Loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the Loan ($5,694,000 at December 31, 2002) due and immediately payable by the Company. In such case, our cash resources and assets could be severely and immediately impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a recent appraisal of the Denton facility the fair value of the facility and its assets exceeds the outstanding debt.

        We are addressing our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Pretarget® technology platform. In addition, we are seeking a buyer or partner for our manufacturing facility in Denton, TX interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. We also may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities. In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

        Our actual capital requirements will depend upon numerous factors, including:

  •
  the rate of progress and costs of our clinical trial and research and development activities, including costs of procuring clinical materials;

  •
  actions taken by the FDA and other regulatory authorities;

  •
  the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

  •
  the timing and amount of milestone or other payments we might receive from potential strategic partners;

  •
  the timing and amount of payments we might receive from potential licenses;

  •
  our degree of success in commercializing STR or other cancer therapy product candidates;

  •
  the emergence of competing technologies and products, and other adverse market developments; and

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        There can be no assurance that we will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general and the life science capital market specifically may affect our potential financing sources and opportunities for strategic partnering. Our financial statements are prepared on a going concern basis, however if we are forced to liquidate our assets, we may not recover the carrying amount of such assets.

        At December 31, 2002, the Company had the following long-term commitments:

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease obligations	$713	$1,260	$1,124	$871	$3,968
Note payable	$512	$1,071	$1,166	$2,945	$5,694

New Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which was adopted by the Company on January 1, 2002. The adoption of Statements No. 141 and 142 did not have any impact on the Company's consolidated financial statements as the Company has no goodwill recorded on its consolidated balance sheet.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted this Statement on January 1, 2003. Management has not yet determined the impact of adopting this statement on its consolidated financial statements.

        In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The impairment charge recorded by the Company in 2002 would not have been materially different had Statement No. 121 still been in effect. The impairment charge is discussed in Note 8 to the consolidated financial statements.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company adopted this Statement on January 1, 2003. Management cannot determine the impact of adopting this statement on its consolidated financial statements, as its effects will be prospective.

        In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2002, the Company owned no government debt instruments and owned corporate debt securities in the amount of $12.9 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates. The Company had no corporate debt securities that had maturity dates greater than one year at December 31, 2002.

Investment Risk

        The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income—unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. In January 2002, all of the corporate equity securities were sold and the Company recognized a net gain on the sale of approximately $109,000. At December 31, 2002, the Company owned no such corporate equity securities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
NeoRx Corporation:

        We have audited the accompanying consolidated balance sheets of NeoRx Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
January 24, 2003

NEORX CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,564	$4,097
Investment securities	9,572	29,484
Prepaid expenses and other current assets	1,269	1,084

Total current assets	17,405	34,665

Facilities and equipment, at cost:
Land	460	460
Building	5,680	9,004
Leasehold improvements	—	3,283
Equipment and furniture	4,007	11,448

	10,147	24,195
Less: accumulated depreciation and amortization	(1,638)	(8,973)

Facilities and equipment, net	8,509	15,222

Other assets, net	79	1,141

Total assets	$25,993	$51,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,024	$1,537
Accrued liabilities	1,674	1,701
Current portion of note payable	512	304

Total current liabilities	3,210	3,542

Long-term liabilities:
Note payable, net of current portion	5,182	5,696
Other	25	75

Total long-term liabilities	5,207	5,771

Shareholders' equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at December 31, 2002 and 2001 (entitled in liquidation to $5,175 at December 31, 2002 and 2001)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,765,082 and 26,571,098 shares issued and outstanding, at December 31, 2002 and 2001, respectively	535	532
Accumulated other comprehensive income—unrealized gain (loss) on investment securities	(101)	578
Additional paid-in capital	224,035	223,905
Accumulated deficit	(206,897)	(183,304)

Total shareholders' equity	17,576	41,715

Total liabilities and shareholders' equity	$25,993	$51,028

See accompanying notes to the consolidated financial statements.

NEORX CORPORATON AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues	$11,054	$2,873	$3,549

Operating expenses:
Research and development	20,749	21,448	15,989
General and administrative	6,752	7,572	5,605
Asset impairment loss	6,216	—	—
Restructuring	1,155	—	—

Total operating expenses	34,872	29,020	21,594

Loss from operations	(23,818)	(26,147)	(18,045)

Other income (expense):
Other income	—	—	471
Realized gain on sale of securities	160	4	3,353
Loss on disposal of equipment	(77)	—	—
Interest income	975	2,736	2,986
Interest expense	(333)	(395)	(167)

Total other income	725	2,345	6,643

Net loss	(23,093)	(23,802)	(11,402)
Preferred stock dividends	(500)	(501)	(503)

Net loss applicable to common shares	$(23,593)	$(24,303)	$(11,905)

Net loss per common share—basic and diluted	$(0.89)	$(0.92)	$(0.50)

Weighted average common shares outstanding—basic and diluted	26,645	26,402	23,853

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid-In Capital	Accumulated Deficit	Share- holder's Equity
Balance, December 31, 1999	208	4	21,073	421	342	164,151	(147,096)	17,822
Common stock issued, net of offering costs of $2,141	—	—	4,177	84	—	53,523	—	53,607
Common stock issued for services	—	—	4	—	—	81	—	81
Exercise of stock options	—	—	940	19	—	2,138	—	2,157
Stock options and warrants issued for services and credit arrangement	—	—	—	—	—	786	—	786
Conversion of preferred stock	(3)	—	3	—	—	—	—	—
Conversion of subordinated debentures	—	—	1	—	—	23	—	23
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,402)	(11,402)
Unrealized gain on investment securities	—	—	—	—	3,027	—	—	3,027
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	(3,353)	—	—	(3,353)

Total comprehensive loss	—	—	—	—	—	—	—	(11,728)

Preferred stock dividends	—	—	—	—	—	—	(503)	(503)

Balance, December 31, 2000	205	4	26,198	524	16	220,702	(159,001)	62,245
Common stock issued for services	—	—	50	1	—	147	—	148
Exercise of stock options and warrants	—	—	323	7	—	487	—	494
Stock options and warrants issued for services	—	—	—	—	—	1,281	—	1,281
Stock warrants issued for asset purchase	—	—	—	—	—	1,288	—	1,288
Comprehensive loss:
Net loss	—	—	—	—	—	—	(23,802)	(23,802)
Unrealized gain on investment securities	—	—	—	—	566	—	—	566
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	(4)	—	—	(4)

Total comprehensive loss	—	—	—	—	—	—	—	(23,240)

Preferred stock dividends	—	—	—	—	—	—	(501)	(501)

Balance, December 31, 2001	205	4	26,571	532	578	223,905	(183,304)	41,715
Common stock issued for services	—	—	150	2	—	65	—	67
Exercise of stock options and warrants	—	—	44	1	—	20	—	21
Stock options and warrants issued for services	—	—	—	—	—	45	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	—	(23,093)	(23,093)
Unrealized gain (loss) on investment securities	—	—	—	—	(519)	—	—	(519)
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	(160)	—	—	(160)

Total comprehensive loss	—	—	—	—	—	—	—	(23,772)

Preferred stock dividends	—	—	—	—	—	—	(500)	(500)

Balance, December 31, 2002	205	$4	26,765	$535	$(101)	$224,035	$(206,897)	$17,576

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(23,093)	$(23,802)	$(11,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,751	1,348	514
Gain on sale of securities	(160)	(4)	(3,353)
Loss on disposal of equipment	77	—	—
Asset impairment loss	6,216	—	—
Restructuring	1,155	—	—
Stock and warrants received for license fees	—	(1,231)	(471)
Common stock issued for services	67	148	81
Stock options and warrants issued for services	45	1,281	486
Change in operating assets and liabilities (net of acquisition):
Notes receivable, prepaid expenses and other assets	228	3,027	(3,358)
Accounts payable	(513)	(165)	883
Accrued liabilities	(1,182)	887	(418)

Net cash used in operating activities	(15,409)	(18,511)	(17,038)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	49,516	50,258	54,431
Purchases of investment securities	(30,123)	(28,760)	(84,833)
Facilities and equipment purchases	(682)	(7,272)	(2,012)

Net cash provided by (used in) investing activities	18,711	14,226	(32,414)

Cash flows from financing activities:
Repayment of capital lease obligations	(50)	—	—
Repayment of bank note payable principal	(306)	—	—
Repayment of subordinated debentures	—	—	(1,172)
Proceeds from stock options and warrants exercised	21	494	2,157
Preferred stock dividends	(500)	(501)	(503)
Proceeds from issuance of common stock	—	—	53,607

Net cash provided by (used in) financing activities	(835)	(7)	54,089

Net increase (decrease) in cash and cash equivalents	2,467	(4,292)	4,637
Cash and cash equivalents:
Beginning of year	4,097	8,389	3,752

End of year	$6,564	$4,097	$8,389

See the accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The Company

        NeoRx is a cancer therapeutic product development company, with technologies for targeted delivery of therapeutic agents, including radiopharmaceuticals, to tumor sites. The consolidated financial statements include the accounts of NeoRx Corporation and its wholly owned subsidiary, NeoRx Manufacturing Group (Company). All significant inter-company balances and transactions have been eliminated.

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

        Research and Development Revenues and Expenses:    Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101, also known as SAB 101, "Revenue Recognition in Financial Statements," non-refundable upfront technology license fees, where the company is providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs. If the Company is not providing continuing services, revenue is recognized when the payment is due.

        The Company accounts for equity instruments received in payment for licensing fees or other services in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-8 (EITF 00-8), Accounting by a Grantee for Equity Instruments to be Received in Conjunction with Providing Goods or Services. The Company records the fair value of the equity instruments as revenue in accordance with its revenue recognition policy. No revenue was recognized from the receipt of equity instruments in 2002 or 2000. Revenue recognized from the receipt of equity instruments totaled approximately $1,231,000 in 2001.

        Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining development period. The Company adopted SAB 101 on October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements. Prior to the adoption of SAB 101, revenue was recognized for milestone payments upon the attainment of a specified event. Other payments for technology or licensing fees were recognized as revenue when payment was received, unless subject to a contingency, which resulted in the deferral of revenue. Research and development costs are expensed as incurred. It is the Company's practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses. Third-party reimbursements for 2002, 2001 and 2000 were $134,000, $384,000, and $368,000, respectively.

        Cash and Cash Equivalents:    All highly liquid investments with a remaining maturity of three months or less when purchased, are considered to be cash equivalents. Cash equivalents consisted primarily of money market funds, federal government and agency securities and corporate debt securities totaling $6,531,000 and $4,097,000 at December 31, 2002 and 2001, respectively.

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

        Impairment of Long-Lived Assets:    Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

        Effective January 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 excludes goodwill from its impairment scope, allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on the Company's financial statements.

        Intangible Assets:    Intangible assets principally represent licenses and processes and are included in other assets as of December 31, 2001. Intangible assets were written off as of December 31, 2002 due to the recognition of an asset impairment loss that is further discussed at Note 8.

        Income Taxes:    The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, which is expected more likely than not to be realized.

        Net Loss Per Common Share:    Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. Calculations of basic and diluted loss per share for 2002, 2001 and 2000 excludes the effect of options and warrants to purchase additional shares of Common Stock because the share increments would be antidilutive. The computation of diluted net loss per share excludes the following options and warrants to acquire shares of Common Stock for the years indicated because their effect would not be dilutive.

	2002	2001	2000
Common Stock options	4,495,000	4,614,000	3,156,000
Weighted average exercise price per share	$4.56	$5.10	$5.16
Common Stock warrants	890,000	1,051,000	305,000
Weighted average exercise price per share	$9.62	$8.85	$4.46

        In addition, 234,088 aggregate shares issuable upon conversion of the Company's Preferred Stock are not included in the calculation of diluted loss per share for 2002, 2001 and 2000 because the share increments would be antidilutive.

        Stock Issued to Employees:    The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions. Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

        Had compensation cost for these stock option plans been determined using the fair value based method of accounting under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net loss applicable to common shares:
As reported	$(23,593)	$(24,303)	$(11,905)
Add: Stock-based employee compensation expense included in reported net loss	67	231	81
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(2,935)	(4,189)	(2,478)

Pro forma	$(26,461)	$(28,261)	$(14,302)

Net loss per common share, basic and diluted:
As reported	$(0.89)	$(0.92)	$(0.50)

Pro forma	$(0.99)	$(1.07)	$(0.60)

        The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000, was $2.01, $3.41 and $11.50, respectively, on the grant dated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.83%	5.07%	5.12%
Expected volatility	105.0%	97.9%	143.8%
Expected life in years	2.97	2.97	3.23

        Concentration in the Available Sources of Supply of Materials:    The Company is dependent on suppliers for the timely delivery of materials and services and may experience interruptions in supply. Our STR product in development requires sufficient, reliable and affordable quantities of holmium-166, and DOTMP, the small-molecule compound used in our STR product candidate to deliver holmium-166 to the bone.

        The Company had limited suppliers of these materials at December 31, 2002. Moreover, sources of some of these materials are limited, and the Company may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize its proposed STR product. There are, in general, relatively few sources of holmium-166. To date, the Company has depended on a single source vendor, University of Missouri Research Reactor facility group (MURR), for the holmium-166 component of our STR product candidate. In December 2001 the Company entered into a contract with MURR to supply holmium-166, under which MURR had been responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility. This supply contract expired in December 2002. The Company, or potential third-party suppliers of its STR compound, may pursue negotiation of a long-term supply contract for holmium-166, for its proposed further clinical studies, including a revised pivotal phase III program. We cannot be assured that attempts by us or other third party suppliers to negotiate a new long term agreement for the supply of holmium-166 used in our STR compound will be successful.

        Fair Value of Financial Instruments:    The Company has financial instruments consisting of cash, cash equivalents, investment securities, notes receivable, accounts payable, accrued liabilities and notes payable. The fair value of all of the Company's financial instruments, based on either the short-term nature of the instrument, current market indicators or quotes from brokers, approximate their carrying amount.

        Segment Reporting:    The Company has one operating business segment. Revenues consist almost entirely of fees received under sale or license agreements. Expenses incurred are reported according to their nature.

        New Accounting Pronouncements:    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which was adopted by the Company on January 1, 2002. The adoption of Statements No. 141 and 142 did not have any impact on the Company's consolidated financial statements as the Company has no goodwill recorded on its consolidated balance sheet.

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

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company adopted this Statement on January 1, 2003. Management cannot determine the impact of adopting this statement on its consolidated financial statements, as its effects will be prospective.

        In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

NOTE 3. Liquidity and Capital Resources

        The Company will need to raise additional capital to fund its proposed STR pivotal clinical trial program and its future operating cash needs. The Company expects that its cash, cash equivalents, investment securities and interest income will be sufficient to fund its anticipated working capital and capital requirements through the first quarter of 2004. During 2002, the Company discontinued all Pretarget® technology activities, reduced staffing by 67% and terminated the facilities lease at the 410 West Harrison Street location in Seattle, effective in April 2003. Pretarget® is a development platform for targeted therapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.

        In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets of International Isotopes Inc. located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX. The Loan, which matures in April 2009, is secured by the assets acquired in the transaction. During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees, and is operating the facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials. The Company is seeking a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. Under the Loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the Bank. Moreover, the Loan states that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company's operations. The Company does not believe that operating the facility in its current standby mode violates these provisions, nor has Texas State Bank suggested that it views such operation as a potential violation. The Company can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the Loan to declare the Company in default of the Loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the Loan ($5,694,000 at December 31, 2002) due and immediately payable by the Company. In such case, the Company's cash resources and assets could be severely and immediately impaired depending on the Company's ability to raise funds through a sale of the Denton facility and other means. Based on a recent appraisal of the Denton facility the fair value of the facility and its assets exceeds the outstanding debt.

        The Company is addressing its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including its Pretarget® technology platform. In addition, the Company is seeking a buyer or partner for its manufacturing facility in Denton, TX interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound. The Company also may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities. In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its STR development activities and/or further reduction of costs for facilities and administration.

        The Company's actual capital requirements will depend upon numerous factors, including:

  •
  the rate of progress and costs of its clinical trial and research and development activities, including costs of procuring clinical materials;

  •
  actions taken by the FDA and other regulatory authorities;

  •
  the costs of discontinuing projects and technologies or decommissioning existing facilities, if the Company undertakes those activities;

  •
  the timing and amount of milestone or other payments the Company might receive from potential strategic partners;

  •
  the timing and amount of payments the Company might receive from potential licenses;

  •
  the Company's degree of success in commercializing STR or other cancer therapy product candidates;

  •
  the emergence of competing technologies and products, and other adverse market developments; and

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

        There can be no assurance that the Company will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general and the life science capital market specifically may affect the Company's potential financing sources and opportunities for strategic partnering. The Company's financial statements are prepared on a going concern basis, however if the Company is forced to liquidate its assets, it may not recover the carrying amount of such assets.

NOTE 4. Investment Securities

        Investment securities consisted of the following (in thousands):

	December 31,
	2002	2001
Corporate debt securities	$9,572	$25,292
Federal government and agency securities	—	2,556
Corporate equity securities	—	1,636

	$9,572	$29,484

        Unrealized gains and losses at December 31, 2002 are as follows (in thousands):

	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Corporate debt securities	$9,673	$9,572	$—	$(101)

	$9,673	$9,572	$—	$(101)

Net unrealized losses			$(101)

        Unrealized gains and losses at December 31, 2001 are as follows (in thousands):

	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Corporate debt securities	$24,937	$25,292	$386	$(31)
Federal government and agency debt securities	2,534	2,556	53	(31)
Corporate equity securities	1,435	1,636	201	—

	$28,906	$29,484	$640	$(62)

Net unrealized gains			$578

        At December 31, 2002, all of the debt securities owned by the Company had maturities of less than one year.

NOTE 5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Compensation	$490	$798
Severance	825	510
Other	359	393

	$1,674	$1,701

NOTE 6. Note Payable

        In connection with the Company's April 19, 2001 acquisition of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, TX, the Company assumed a $6,000,000 note payable. The terms of the note payable include interest at a variable interest rate equal to the prime rate as published in The Wall Street Journal (4.25% at December 31, 2002). Principal and interest will be due and payable in monthly installments of $61,195 until the final note maturity in April 2009. The assets acquired secure the note payable.

        Note payable maturities as of December 31, 2002, are as follows (in thousands):

Year
2003	$512
2004	524
2005	547
2006	571
2007	595
Thereafter	2,945

Total	$5,694

NOTE 7. Line of Credit

        In 2000, the Company established a line of credit with Pharmaceutical Product Development, Inc. (PPD), of up to $5,000,000 to assist in funding the Company's phase III trials of its proposed STR product. The FDA placed the Company's phase III trials on clinical hold in November 2000. This line of credit is available to the Company only upon the successful resumption of phase III trials. Funds may be drawn at any time for clinical trial services and interest is payable on any unpaid balances at 16%. Principal and interest are payable in full in twenty-four equal monthly installments beginning thirty days after funds are drawn. The Company has not drawn funds on this line of credit to date. The line of credit terminates on the earlier of the second anniversary of the first draw date or on various other dates related to commitments completed or change in control of the Company.

        In connection with this line of credit agreement the Company issued a warrant to purchase 75,000 shares of Common Stock at an exercise price of $6.7734. The Company recorded the fair value of the warrant as a deferred cost within other assets, which is being amortized over the expected term of the line of credit. Based upon the Black-Scholes option-pricing model, the grant-date fair value of the warrant was $5.32 per share using assumptions of expected volatility of 112%, contractual warrant term of four years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrant expires in 2004.

NOTE 8. Asset Impairment Loss

        In September 2002, the Company recognized a non-cash asset impairment loss of $5.6 million on certain facilities and equipment resulting from the Company's decisions to reduce staff at its Denton, TX radiopharmaceutical manufacturing facility, eliminate contract manufacturing activities in Denton, and curtail Pretarget® activities at its Seattle, WA research and development facility. The loss on the Denton manufacturing facility and related equipment was determined via outside appraisals. The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at NeoRx's Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge is associated with the Company's decision to operate its manufacturing facility on a standby basis since suspending production of the Skeletal Targeted Radiotherapy (STR) compound at Denton pending a decision to resume clinical testing of STR and production of clinical materials. The Company is seeking a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operations and producing the STR compound.

        The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Post Impairment Carrying Value
Equipment—Seattle, WA	$306,000	$1,025,000
Equipment—Manufacturing Facility, Denton, TX	2,393,000	1,394,000
Manufacturing Facility—Denton, TX	2,895,000	5,630,000
Intangibles—Denton, TX	622,000	—

Total	$6,216,000	$8,049,000

NOTE 9. Restructuring

        In July 2002, October 2002, and January 2003 the Company restructured its operations and reduced its work force by 31, 13 and 21 employees, respectively. The employees from the July and October reductions were no longer with the Company at December 31, 2002 and will not be providing future services to the Company. The employees from the January 2003 reduction were no longer with the Company as of January 31, 2003 and will not be providing future services to the Company. The Company incurred severance charges of approximately $529,000, $122,000 and $214,000 as a result of the restructurings in July 2002, October 2002, and January 2003, respectively. The charges from the January 2003 reduction are considered part of the 2002 restructuring as the Company had a substantive severance plan in place and had made the decision as of December 31, 2002 such that it was probable the employees would be terminated. At December 31, 2002, $307,000 remained accrued related to these terminations. The Company incurred additional, non-employee charges totaling $290,000 related to the closure of a research facility in Seattle, and primarily consisting of lease shut-down and clean-up costs. Of this amount $180,000 remained unpaid as of December 31, 2002.

NOTE 10. Leases

        The lease agreements for the Company's principal locations expire in 2006 and 2009. Total rent expense under operating leases was approximately $1,309,000, $1,387,000, and $613,000, for 2002, 2001 and 2000, respectively. Minimum lease payments under operating leases as of December 31, 2002, are as follows (in thousands):

Year
2003	$713
2004	640
2005	620
2006	573
2007	551
Thereafter	871

Total minimum lease payments	$3,968

NOTE 11. Shareholders' Equity

        Common Stock Transactions:    During 2002, the Company generated approximately $21,000 in net proceeds from the issuance of 12,000 common shares related to the exercises of employee stock options and the issuance of 32,000 common shares related to the exercises of stock warrants. Also during 2002, the Company issued 150,000 common shares to an officer of the Company and recorded $67,000 in compensation expense.

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

        Preferred Stock Transactions.    Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board of Directors (the Board), payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of Common Stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances. The liquidation value at December 31, 2002 was approximately $5,175,000.

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

        In lieu of exercising the Right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the Right, other than the acquiring person or group, may purchase for $40, that number of shares of the Company's Common Stock having a market value of twice that price.

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

        The 1994 Plan, as amended in 2000 and 2002, authorizes the Board or an Option Committee appointed by the Board to grant options to purchase a maximum of 8,800,000 shares of Common Stock. The 1994 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, Directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service. Option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date. Option grants for employees with less than one year of service and employees receiving promotions become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years. As of December 31, 2002, there were 3,362,938 shares of Common Stock available for grant under the 1994 Plan.

        In connection with a severance and consulting agreement with a former officer, the Company accelerated the vesting of stock options to acquire 100,000 shares of Common Stock in 2001. The Company recorded compensation expense of approximately $94,000 and $208,000 in 2002 and 2001, respectively, in connection with the severance and consulting arrangement.

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

        In connection with various agreements with consultants in 2002 for consulting services, the Company granted stock options to purchase 115,000 shares of Common Stock at exercise prices ranging from $2.45 to $3.50 per share. The options vest at various intervals up to two years after the grant date. Compensation expense is recorded for the fair values of the grants over the period the services are provided by the consultants. Based upon the Black Scholes option-pricing model, fair values of the options ranged from $0.01 to $2.88 per share using assumptions of expected volatilities ranging from 90% to 141%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.3% to 4.1%. The Company recorded compensation expense of approximately $18,000 in 2002 related to these grants. The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

        In connection with various agreements with consultants in 2001 for consulting services, the Company granted stock options to purchase 170,000 shares of Common Stock at exercise prices ranging from $2.34 to $5.53 per share. The options vest at various intervals up to two years after the grant date. Compensation expense is recorded for the fair values of the grants over the period the services are provided by the consultants. Based upon the Black Scholes option-pricing model, fair values of the options ranged from $2.57 to $4.82 per share using assumptions of expected volatilities ranging from 98% to 146%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.8% to 4.7%. The Company recorded a credit to compensation expense of approximately $66,000 in 2002 and compensation expense of $451,000 in 2001 related to these grants with deferred compensation of $1,000 at December 31, 2002. The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

        In connection with an agreement with a consultant in 2000 for clinical consulting services, the Company granted stock options to purchase 100,000 shares of Common Stock at an exercise price of $9.1875. The options vest 25% immediately, and 25% every six months thereafter. Compensation expense for the fair value of the grant was recorded over the period the services were provided by the consultant. Based upon the Black Scholes option-pricing model, the fair value of the options ranged from $7.81 to $8.39 per share using assumptions of expected volatility of 142% to 144%, contractual terms of ten years, expected dividend rate of zero and risk-free rates of interest of 4.6% to 6.6%. During 2001, the clinical consulting services were completed. The Company recorded compensation expense of approximately $74,000 and $280,000 in 2001 and 2000, respectively.

        In May 2000, the Company amended its 1994 Stock Option Plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas the employee previously had three months to exercise such option. Compensation expense equal to the intrinsic value of an employee's option at the modification date will be recorded for employees that receive an extension of their options upon retirement. The intrinsic value at the modification date for the options subject to the modifications that were outstanding at December 31, 2002 totaled approximately $2,539,000.

        The Directors Plan authorizes the grant of stock options to non-employee Directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible Director receives annually, concurrent with the annual election of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee Director receives a one-time initial option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the Director's termination of service as a Director. As of December 31, 2002, there were 2,500 shares of Common Stock available for grant under the Directors Plan.

        Information relating to stock option activity is as follows (in thousands, except per share data):

	2002
			2001		2000
		Weighted Average Exercise Price
	Number of Shares		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,614	$5.10	3,156	$5.16	3,629	$2.56
Granted	1,128	2.88	1,874	5.08	810	13.57
Exercised	(12)	1.81	(254)	1.48	(939)	2.30
Cancelled	(1,235)	4.98	(162)	11.69	(344)	5.38

Outstanding at end of year	4,495	$4.56	4,614	$5.10	3,156	$5.16

Exercisable at end of year	2,993	$4.98	2,277	$4.79	1,705	$3.51

        Information relating to stock options outstanding and exercisable at December 31, 2002 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.53—$1.60	1,150	3.62	$1.53	1,024	$1.53
$1.63—$2.94	1,206	6.65	2.59	365	2.52
$3.35—$5.94	1,149	6.49	4.70	717	4.69
$6.00—$21.75	990	6.30	10.34	887	10.19

	4,495	5.78	$4.56	2,993	$4.98

        Restricted Stock.    The Company has a Restricted Stock Plan (the "Restricted Stock Plan") under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, adopted in 1991, 400,000 shares are authorized for grant, of which 140,250 shares remain available for grant at December 31, 2002. There were 150,000 shares granted without restrictions during 2002 for services. There were 50,000 shares granted without restrictions and 10,000 shares granted subject to certain performance requirements during 2001 for services provided or to be provided to the Company. The performance requirements related to the 10,000 shares granted were not met, and the grant was revoked. There were 3,750 shares granted without restrictions during 2000 for services. The Company recorded approximately $67,000, $148,000 and $81,000 in compensation expense related to these grants in 2002, 2001 and 2000, respectively.

        Warrants.    In connection with the agreement to purchase the manufacturing facility in Denton, TX, the Company on April 19, 2001, issued to International Isotopes Inc. a three-year warrant to purchase up to 800,000 shares of NeoRx Common Stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company's Common Stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days' written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. The warrant was valued at $1.61 per share using an option pricing model with assumptions of expected volatility of 125%, contractual term of three years, expected dividend rate of zero and a risk-free rate of interest of 4.6%. On July 25, 2001, the Company filed with the Securities and Exchange Commission a registration statement to register the shares underlying the warrant.

        In connection with an agreement in 2001 for corporate communications services, the Company issued a warrant to purchase 15,000 shares of Common Stock at an exercise price of $3.51. The Company recorded an expense in the amount of $22,000 for the fair value of the warrants on the date the services were completed. Based upon the Black Scholes option-pricing model, the grant-date fair value of the warrant was $1.47 per share using assumptions of expected volatility of 142%, contractual term of two years, expected dividend rate of zero and a risk-free rate of interest of 3.2%. The warrant expires in 2003.

        In connection with an agreement in 2000 for corporate communications services, the Company issued warrants to purchase 80,000 shares of Common Stock at exercise prices ranging from $6.00 to $9.00. The Company recorded an expense in the amount of $205,000 for the fair value of the warrants on the date the services were completed. Based upon the Black Scholes option-pricing model, the grant-date fair values of the warrants ranged from $5.32 to $7.97 per share using assumptions of expected volatility of 112%, contractual term of two years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrants expired February 1, 2002.

        In connection with an agreement with a company in 1999 for corporate communications services, the Company issued a warrant to purchase 150,000 shares of Common Stock at an exercise price of $1.6875, of which 81,000 shares were exercised during 2002 and 69,000 shares were exercised during 2001

        The Company also issued warrants in connection with its line of credit. See Note 7.

NOTE 12. Revenues

        Revenue in 2002 was $11,054,000 and consisted of $7,900,000 from the sale to IDEC Pharmaceuticals Corp. of certain intellectual property and the grant to IDEC of certain license rights, milestone payments totaling $2,000,000 from Angiotech Pharmaceuticals, Inc., and revenue from government grants and a facilities lease agreement. The sale to IDEC includes no substantive continuing involvement by the Company and has therefore been fully recognized as revenue in 2002.

        Revenue in 2001 included $1,231,000 from the receipt of a warrant related to a prior licensing agreement. The Company recorded the fair value of the warrant as revenue when contingencies associated with the receipt of the warrant had been removed. The Company exercised the warrant in the fourth quarter of 2001. The shares acquired upon exercise are included in investment securities at December 31, 2001. The Company recorded approximately $335,000 of revenue from a lease agreement at its radiopharmaceutical manufacturing facility in Denton, TX. The agreement expires in April 2003.

        The Company recorded $1,975,000 of revenue in 2000 from a licensing agreement, entered into during 1998 with Theseus Imaging Corp., concurrent with Theseus' 2000 acquisition by North American Scientific, Inc.

NOTE 13. Cash Flows

        Interest paid by the Company was $333,000, $266,000, and $49,000, for 2002, 2001 and 2000, respectively. During 2001, the Company acquired assets through the assumption of $378,000 in liabilities and a $6,000,000 note payable and through the forgiveness of a note receivable in the amount of $700,000. During 2000, $23,000 of subordinated debentures was converted into 890 shares of Common Stock. Also during 2000, the Company issued warrants valued at $399,000 in connection with the line of credit.

NOTE 14. Federal Income Taxes

        Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$27,040	$29,076
Research and experimentation credit carryforwards	7,719	7,235
Capitalized research and development	11,793	9,108
Property and equipment	1,115	205
Other	1,419	1,243

Deferred tax assets	49,086	46,867

Deferred tax asset valuation allowance	(49,086)	(46,867)

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $2,219,000, $6,877,000, and $7,903,000 in 2002, 2001 and 2000, respectively.

        The Company has net operating loss carryforwards of approximately $80,000,000, which expire from 2003 through 2022. Research and experimentation credits expire from 2003 to 2022. As a result of changes in ownership, the utilization of the Company's net operating loss carry forwards may be limited.

        Approximately $18,000,000 of the Company's net operating loss carryforwards at December 31, 2002, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity.

NOTE 15. Related Party Transactions

        The Company's Vice Chairman of the Board of Directors, Dr. Fred Craves, had a consulting agreement with the Company that provided that he shall be retained as a general advisor and consultant to the Company's management on all matters pertaining to the Company's business. In exchange for such services, he was compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses. Compensation payments under this agreement totaled $120,000 for each of the years 2001 and 2000. In addition, payments for travel and other expenses totaled approximately $59,000 and $30,000 for 2001 and 2000, respectively. In 2002 the Company did not renew this agreement with Dr. Craves.

        Dr. Craves is a founder of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry. NeoRx's Executive Chairman and Chairman of the Board of Directors, Jack Bowman, is on the business advisory board of BCC. The Company and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $80,000 and $50,000 in cash for each calendar quarter of 2002 and 2001, respectively. The agreement also includes a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of consideration raised. Retainer fee payments under this agreement totaled $400,000 and $300,000 for 2002 and 2001, respectively. The 2002 payments include the quarterly payments referenced above and an $80,000 payment relating to services to be provided in the first quarter of 2003. The 2001 payments include the quarterly payments referenced above and a $100,000 payment relating to services rendered through December 31, 2000. The Company also paid to BCC approximately $612,000 during 2001 for commissions related to the purchase of the radiopharmaceutical manufacturing facility and certain related assets located in Denton, TX. The Company renewed the BCC agreement for one additional year from January 1, 2003 and effective April 1, 2003 will pay a retainer fee of $25,000 per quarter.

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

        The Company had a demand note receivable from an officer with a balance of approximately $115,000, which was recorded in other assets at December 31, 2001. This note was paid in full on May 24, 2002. During 2001, the Company had a demand note from another officer of approximately $61,000, which was paid in full on July 31, 2001. There were no demand note receivables to related parties outstanding at December 31, 2002.

NOTE 16. 401(K) Plan

        The Company sponsors a 401(K) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan on a percentage of participants' contributions. The Company made contributions of approximately $26,000, $22,000 and $17,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has no other post employment or post retirement benefit plans.

NOTE 17. Asset Acquisition

        On April 19, 2001, the Company completed its purchase from International Isotopes Inc. of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, TX. The Company hired certain former employees of International Isotopes to serve on the Company's radiopharmaceutical manufacturing team at the facility.

        The Company has been using the facility to produce its Skeletal Targeted Radiotherapy (STR) product in development. In October 2002, the Company reduced staffing at the facility to a total of 21 employees. During the third quarter of 2002, the Company also recognized a non-cash asset impairment charge on certain facilities and equipment, resulting in part from its decision to reduce staff at the Denton facility and to eliminate contract manufacturing activities at this facility. The loss on the Denton facility and related equipment was determined via outside appraisals.

        In January 2003 the Company implemented a further reduction in staff and laid off an additional 13 employees. The Company is operating the Denton facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge is associated with the Company's decision to run its manufacturing facility on standby since suspending production of the

Skeletal Targeted Radiotherapy (STR) compound at Denton pending a decision to resume clinical testing and production of clinical materials. The Company is seeking a buyer or partner interested in continuing the facility's radiopharmaceutical manufacturing operation and producing the STR compound.

        Even though the Company is operating the Denton facility on a standby basis and have terminated most of its staff, the Company believes that the facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for its proposed clinical studies, including a revised pivotal phase III program, and for potential commercial manufacture.

        A summary of the purchase price for the radiopharmaceutical manufacturing facility is as follows:

Cash	$6,000,000
Stock warrant	1,288,000
Direct acquisition costs	1,146,000
Note payable	6,000,000
Liabilities assumed	378,000

Total purchase price	$14,812,000

        The purchase price was allocated as follows:

Land	$460,000
Building	9,000,000
Machinery and equipment	4,132,000
Furniture and fixtures	344,000
Licenses and processes	786,000
Work force	90,000

Total	$14,812,000

        The carrying values of the building and machinery and equipment were reduced due to the asset impairment loss recognized in 2002. Also in 2002 the licenses and processes and work force intangibles were written down to zero. See Note 8 for further details of post impairment carrying values.

        Part of the cash consideration was in the form of forgiveness of amounts owed by International Isotopes Inc. to NeoRx, including a note receivable of $700,000.

NOTE 18. Unaudited Quarterly Data

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$310	$1,219	$507	$9,018
Operating expenses	7,780	8,856	12,091	6,145
Net income (loss)	(7,067)	(7,416)	(11,504)	2,894
Net income (loss) applicable to common shares	(7,192)	(7,541)	(11,629)	2,769
Net income (loss) per common share: basic and diluted	(.27)	(.28)	(.44)	.10
2001
Revenues	$1,039	$135	$263	$1,436
Operating expenses	5,486	6,444	8,418	8,672
Net loss	(3,581)	(5,570)	(7,478)	(7,173)
Net loss applicable to common shares	(3,706)	(5,695)	(7,604)	(7,298)
Net loss per common share- basic and diluted	(.14)	(.22)	(.29)	(.28)

        Note: Net loss per common share—basic and diluted may not add to net loss per common share for the year due to rounding.

NOTE 19. Contingency

        In July 2002 the Company began enrolling multiple myeloma patients in a phase II dosimetry study of our Skeletal Targeted Therapy (STR) product candidate, and completed enrollment in December 2002. This study was requested by the US Food and Drug Administration (FDA), to validate the patient-specific dosing method the Company used in its phase I/II studies of STR, and had proposed to use in its pivotal trial program. The study also used an adjusted radiation dose and a revised administration regimen. In February 2003 the Company submitted to the FDA data from its phase II dosimetry study. The Company also submitted to the FDA a revised proposal for further clinical development of STR. Based on the results of the dosimetry study and subject to authorization by the FDA, the Company plans to conduct further clinical studies of STR. However, The Company cannot currently predict the timing for resumption of such trials, whether such trials will be resumed as a phase II or phase III program, or whether they will be resumed at all. The time to initiation of the proposed clinical studies, if undertaken at all, will depend upon numerous factors, including the Company's ability to obtain adequate funding, actions taken by the FDA and other regulatory agencies, and the timing thereof; the rate of progress and costs of the Company's clinical trial and research and development activities; the Company's ability to access sufficient, reliable and affordable supplies of the STR compound for clinical studies, including third-party supplies of holmium-166, the radionuclide used in the Company's STR product candidate, as well as other materials used in the manufacture of the STR compound; the costs of re-starting and maintaining manufacturing operations, should the Company determine this to be necessary; scheduling conflicts with participating clinicians and clinical institutions; and potential difficulties in identifying and enrolling patients who meet trial eligibility criteria.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)    Directors.    The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        (b)    Executive Officers.    Information with respect to the Company's executive officers is set forth below.

Name	Age	Position with the Company
Jack L. Bowman	70	Executive Chairman and Chairman of the Board of Directors
Douglass B. Given, MD, PhD	51	President, Chief Executive Officer and Director
Karen Auditore-Hargreaves, PhD	50	Senior Vice President, Research and Development
Linda T. Findlay	54	Vice President, Human Resources
Neile A. Grayson, PhD	42	Vice President, Corporate Development
Melinda G. Kile	46	Vice President, Finance
Anna L. Wight, JD	48	Vice President, Legal

Business Experience

        Jack L. Bowman was named Executive Chairman of NeoRx Corporation and Chairman of its Board of Directors in March 2003. He has served as a Director of the Company since 1994. Mr. Bowman was Company Group Chairman of Johnson & Johnson, with global responsibility for most of the company's pharmaceuticals and diagnostics businesses, from 1987 until his retirement in 1993. Prior to joining Johnson & Johnson, he was President of Lederle Laboratories, and Corporate Executive Vice President of American Cyanamid. Previously, he held a range of sales, marketing and general management positions with Ciba-Geigy. Mr. Bowman is a Director of Cell Therapeutics, Inc., Celgene Corp., Targeted Genetics Corp., Cellegy Pharmaceuticals, Inc., and Reliant Pharmaceuticals LLC, and is an advisor to Bay City Capital LLC. He holds a BEd degree from Western Washington.

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

        Karen Auditore-Hargreaves, PhD, was promoted to Senior Vice President, Research and Development in September 2001 and previously served as Vice President, Research and Development since May 1999. Prior to joining the Company, she was Vice President of Research, at CellPro, Inc. and was responsible for the development of products for the selection, activation and expansion of human hematopoietic cells. Prior to joining CellPro, Dr. Hargreaves held research management positions with Oculon Corporation, PATH and Genetic Systems Corporation. Dr. Hargreaves holds a PhD in Genetics from the University of California, Davis and received her postdoctoral training at the Massachusetts Institute of Technology Center for Cancer Research.

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

        Melinda G. Kile was promoted to Vice President, Finance in November 2002 and had previously served as the Controller since January 1998. She also served as Chief Accounting Officer from February 2001 to September 2001 and as Secretary from March 2001 to September 2001. She joined NeoRx from Perstorp Xytec, Inc., where she was Vice President and Chief Financial Officer from March 1996 to January 1998. Prior to joining Perstorp Xytec, Ms. Kile was Controller at Tree Top, Inc., and held a number of positions in finance and marketing from April 1983 through March 1996. Ms. Kile is a Certified Public Accountant and received a BS in Accounting from Central Washington University.

        Anna Lewak Wight, JD, was promoted to Vice President, Legal in September 2001 and previously served as Director of Intellectual Property since joining NeoRx in 1994. She previously was a partner in the law firm of Morrison & Foerster, managing their Seattle intellectual property practice. Ms. Wight also was a partner in the intellectual property law firm of Harness, Dickey and Pierce in Michigan, where she established and chaired the Biotechnology and Medical Arts Group. Ms. Wight received a JD from Wayne State University Law School and an MS from the Genetics Program at Michigan State University.

        (c)    Compliance with Section 16(a) of the Exchange Act.    The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003, filed with the Commission pursuant to Section 14 (a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

  Equity Compensation Plan Information

        The following table provides certain information about NeoRx equity compensation plans in effect as of the end of fiscal year 2002:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders(1)	4,215,000	$4.56	3,365,000
Equity Compensation Plans Not Approved by Shareholders(2)	280,000	$4.62	0
Total	4,495,000	$4.56	3,365,000

(1)
Includes the 1984 Stock Option Plan, the 1994 Stock Option Plan and the 1991 Stock Option Plan for Non-Employee Directors. For a description of the plans see Note 11 to the financial statements.

(2)
Includes special option grants to executives and directors as described in the financial statements under Item 8.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 14. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of NeoRx's management, including its Chief Executive Officer and its Vice President, Finance, of the effectiveness of the design and operation of NeoRx's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, NeoRx's management concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in NeoRx's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1) Financial Statements—See Index to Financial Statements.

  (a)
  (2) Financial Statement Schedules—Not applicable.

  (a)
  (3) Exhibits—See Exhibit Index filed herewith.

  (b)
  Reports on Form 8-K.

        Form 8-K filed as of December 16, 2002, relating to the Company's request for a hearing before a Nasdaq Listing Qualifications Panel to appeal Nasdaq NNM delisting.

        Form 8-K filed as of November 27, 2002, relating to the sale to IDEC Pharmaceuticals Corporation of certain NeoRx intellectual property.

  (c)
  Exhibits—See Exhibit Index filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEORX CORPORATION (Registrant)
/s/ MELINDA G. KILE Melinda G. Kile Vice President, Finance (Principal Financial and Accounting Officer)

Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DOUGLASS B. GIVEN Douglass B. Given	President, Chief Executive Officer and Director	March 28, 2003
/s/ JACK L. BOWMAN Jack L. Bowman	Executive Chairman and Chairman of the Board of Directors	March 28, 2003
/s/ FRED B. CRAVES Fred B. Craves	Vice-Chairman	March 28, 2003
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 28, 2003
/s/ CARL S. GOLDFISCHER Carl S. Goldfischer	Director	March 28, 2003
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 28, 2003

CERTIFICATIONS

        I, Jack L. Bowman, Executive Chairman and Chairman of the Board of NeoRx Corporation, certify that:

  1.
  I have reviewed this annual report on Form 10-K of NeoRx Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JACK L. BOWMAN Jack L. Bowman Executive Chairman and Chairman of the Board

CERTIFICATIONS

        I, Douglass B. Given, MD, PhD, President and Chief Executive Officer of NeoRx Corporation, certify that:

  1.
  I have reviewed this annual report on Form 10-K of NeoRx Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 28, 2003

/s/ DOUGLASS B. GIVEN Douglass B. Given President and Chief Executive Officer

CERTIFICATIONS

I, Melinda G. Kile, Vice President, Finance of NeoRx Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of NeoRx Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MELINDA G. KILE Melinda G. Kile Vice President, Finance

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	(B)
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	(C)
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	(K)
3.2	Bylaws, as amended, of the registrant	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Agreement, dated as of December 15, 1995	(F)
10.7	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	(G)
10.8	Indemnification Agreement (‡)	(H)
10.9	Form of Key Executive Severance Agreement (‡)	(I)
10.10	Officer Change in Control Agreement (‡)	(K)
10.11	Key Executive Severance Agreement (‡)	(K)
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	(L)
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development, Inc.	(M)
10.14	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	(N)
10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(J)
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(J)
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	(J)
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(O)
10.19	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(P)
10.20	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	(O)

10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	(A)
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson (‡)	(A)
10.23	Form of VP Change in Control Agreements (‡)	(A)
10.24
	Clinical Manufacture and Supply Agreement, dated December 1, 2001, between NeoRx Corporation and MURR. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(A)
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.26	Form of VP Severance Agreements (‡)	(A)
10.27	Lease Termination/Continuation Agreement between NeoRx Corporation and Dina Corporation	(R)
10.28	Purchase Agreement dated as of November 12, 2002, between NeoRx Corporation and IDEC Pharmaceutical Corporation	(S)
21	Subsidiary of NeoRx	(A)
23	Consent of KPMG LLP	(Q)
99.1	Certification of Annual Report by Executive Chairman and Chairman of the Board	(Q)
99.2	Certification of Annual Report by President and Chief Executive Officer	(Q)
99.3	Certification of Annual Report by Vice President, Finance	(Q)

‡
Management contract or compensatory plan.

(A)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(B)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(C)
Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.

(D)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

(E)
Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.

(F)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(G)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.

(H)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(I)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(J)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(K)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(L)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(M)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(N)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(O)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

(P)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(Q)
Submitted herewith.

(R)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(S)
Filed as an exhibit to the Company's Current Report on Form 8-K filed as of November 27, 2002 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
NEORX CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
NEORX CORPORATON AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
NEORX CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands)
NEORX CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NEORX CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX