Form 10-Q
period 2003-03-31
NEORX CORP
filed 2003-05-15
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes	☒	No	☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No	☒

As of May 2, 2003, 26,978,768 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,573	$6,564
Investment securities	9,475	9,572
Prepaid expenses and other current assets	695	1,269
Total current assets	12,743	17,405

Facilities and equipment, net	8,467	8,509
Other assets, net	79	79

Total assets	$21,289	$25,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$838	$1,024
Accrued liabilities	898	1,674
Current portion of note payable	328	512
Total current liabilities	2,064	3,210

Long-term liabilities:
Note payable, net of current portion	5,245	5,182
Asset retirement obligation	480	—
Other	25	25
Total long-term liabilities	5,750	5,207

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized: Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at March 31, 2003 and December 31, 2002 (entitled in liquidation to $5,300 and $5,175 at March 31, 2003 and December 31, 2002)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 26,845,032 and 26,765,082 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	537	535
Accumulated other comprehensive income — unrealized loss on investment securities	(54)	(101)
Additional paid-in capital	224,127	224,035
Accumulated deficit	(211,139)	(206,897)
Total shareholders’ equity	13,475	17,576
Total liabilities and shareholders’ equity	$21,289	$25,993

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months ended March 31,
	2003	2002
Revenues	$116	$310
Operating expenses:
Research and development	2,611	6,041
General and administrative	1,432	1,739
Total operating expenses	4,043	7,780
Loss from operations	(3,927)	(7,470)
Other income (expense):
Realized gain on sale of securities	16	110
Loss on disposal of equipment	(10)	—
Interest income	54	396
Interest expense	(60)	(103)
Total other income (expense)	—	403
Net loss before cumulative effect of change in accounting principle	(3,927)	(7,067)
Cumulative effect of change in accounting principle	(190)	—
Net loss	(4,117)	(7,067)
Preferred stock dividends	(125)	(125)
Net loss applicable to common shares	$(4,242)	$(7,192)

Loss per share:
Basic and diluted loss per common share before cumulative effect of change in accounting principle	$(0.15)	$(0.27)
Cumulative effect of change in accounting principle	(0.01)	—
Basic and diluted loss per common share	$(0.16)	$(0.27)

Weighted average common shares outstanding — basic and diluted	26,815	26,576

Pro forma amounts had accounting principle been applied retroactively:
Net loss	$(3,927)	$(7,094)
Preferred stock dividends	(125)	(125)
Loss applicable to common shares	$(4,052)	$(7,219)

Loss per share:
Basic and diluted	$(0.15)	$(0.27)

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,117)	$(7,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	416
Gain on sale of securities	(16)	(110)
Loss on disposal of equipment	10	—
Cumulative effect of change in accounting principle	190	—
Accretion of asset retirement obligation liability	16	—
Common stock issued for services	4	—
Stock options and warrants issued for services	57	38
Change in operating assets and liabilities:
Prepaid expenses and other assets	521	72
Accounts payable	(186)	61
Accrued liabilities	(868)	(140)
Net cash used in operating activities	(4,172)	(6,730)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	10,691	5,542
Purchases of investment securities	(10,531)	—
Facilities and equipment purchases	—	(287)
Proceeds from sales of equipment	142	—
Net cash provided by investing activities	302	5,255

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	—	14
Repayment of note payable principal	(121)	—
Net cash (used in) provided by financing activities	(121)	14

Net decrease in cash and cash equivalents	(3,991)	(1,461)

Cash and cash equivalents:
Beginning of period	6,564	4,097
End of period	$2,573	$2,636

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

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of its operations and cash flows for the periods ended March 31, 2003 and 2002.

The results of operations for the quarters ended March 31, 2003 and 2002 are not necessarily indicative of the expected operating results for the full year.

The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.  The Company applies the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions.  Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options.  For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended March 31,
	2003	2002
Net loss applicable to common shares:
As reported	$(4,242)	$(7,192)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(481)	(948)
Pro forma	$(4,723)	$(8,140)
Net loss per common share, basic and diluted:
As reported	$(0.16)	$(0.27)
Pro forma	$(0.18)	$(0.31)

The per share weighted-average fair value of stock options granted during the quarters ended March 31, 2003 and 2002 was $0.43 and $2.89, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarter ended March 31,
	2003	2002
Expected dividend rate	0.0%	0.0%
Risk-free interest rate	2.36%	3.83%
Expected volatility	134.4%	105.0%
Expected life in years	2.97	2.97

Note 2.  Net Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of basic and diluted loss per share for the quarters ended March 31, 2003 and 2002 exclude the effect of options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the periods indicated because their effect would not be dilutive:

	March 31, 2003	March 31, 2002
Common stock options	5,185,645	4,636,129
Weighted average exercise price per share	$3.50	$5.05
Common stock warrants	890,000	1,051,000
Weighted average exercise price per share	$9.62	$8.85

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s preferred stock are not included in the calculation of diluted loss per share for the quarters ended March 31, 2003 and 2002 because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended March 31, 2003 and 2002 was $4,070,000 and $7,395,000, respectively.  The comprehensive loss for the quarters ended March 31, 2003 and 2002 consisted of net loss of $4,117,000 and $7,067,000, respectively, and a net unrealized gain (loss) on investment securities of $47,000 and $(328,000) for the quarters ended March 31, 2003 and 2002, respectively.

Note 4.  New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset.  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company  adopted this Statement on January 1, 2003.  The cumulative effect of adopting this change in accounting principle in the first quarter of 2003 is discussed in Note 5.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.   The Company adopted this Statement on January 1, 2003.  Management cannot determine the impact of adopting this statement on its consolidated financial statements, as its effects will be prospective.

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company does not anticipate that adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

Note 5.  Asset Retirement Obligation

The company recorded a $0.2 million cumulative effect of change in accounting principle in the first quarter of 2003 as a result of the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations.  Under SFAS 143, the Company recorded an asset and liability in the amount of $0.4 million related to estimated fair value of future decommissioning costs associated with the Denton facility.  This estimate will be depreciated over the seven year estimated useful life of the asset and the asset retirement obligation will be accreted over the thirty years that represents the expected time that will elapse prior to the settlement of the obligation.  The Company adopted SFAS 143 on January 1, 2003.  A reconciliation of the asset retirement obligation follows (in 000’s):

Asset retirement obligation calculated as of date of Denton facility purchase (April 1, 2001)	$364
Accretion-2001	40
Balance at December 31, 2001	404
Accretion-2002	60
Balance at December 31, 2002	464
Accretion-January 1, 2003 to March 31, 2003	16
Balance at March 31, 2003	$480

In addition, had the Company applied the provisions of SFAS 143 as of the date of acquisition of the Denton facility, and using current January 1, 2003 assumptions for interest rates and decommissioning costs, depreciation expense would have increased by $51,000 and $39,000, respectively, for the years ended December 31, 2002 and 2001.

Had this change been applied retroactively, operating expenses would have increased by $111,000, $79,000 and $27,000, respectively, for the years ended December 31, 2002 and 2001 and the quarter ended March 31, 2002.  Net loss and net loss per share applicable to common shares as reported was $23,593,000, $24,303,000 and $7,192,000 and $0.89, $0.92 and $0.27, respectively, for the years ended December 31, 2002 and 2001 and the quarter ended March 31, 2002.  Had this change been applied retroactively, net loss and net loss per share applicable to common shares would have been $23,704,000, $24,382,000 and $7,219,000 and $0.89, $0.92 and $0.27, respectively, for the years ended December 31, 2002 and 2001 and the quarter ended March 31, 2002.

Note 6.  Liquidity

The Company will need to raise additional capital to fund its proposed STR pivotal clinical trial program and its future operating cash needs.  In April 2003 the Company received $10 million from two agreements with Boston Scientific Corporation relating to the sale to Boston Scientific of certain NeoRx intellectual property.   The Company expects that its cash, cash equivalents, investment securities and interest income will be sufficient to fund its anticipated working capital and capital requirements through the third quarter of 2004.

During 2002, the Company discontinued all Pretarget®  technology activities, reduced staffing by 67% and terminated the facilities lease at the 410 West Harrison Street location in Seattle, effective in April 2003.  Pretarget® is a development platform for targeted therapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.

                In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets of International Isotopes Inc. located in Denton, TX, the Company assumed  $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees, and is operating the facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials.  The Company is seeking a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the Bank.  Moreover, the loan states that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations.  The Company does not believe that operating the facility in its current standby mode violates these provisions, nor has Texas State Bank suggested that it views such operation as a potential violation.  The Company can provide no assurance, however, that Texas State Bank will not at some time in the future seek to rely on these or  other provisions of the loan to declare the Company in default of the loan.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($5,573,000 at March 31, 2003) due and immediately payable by the Company. In such case, the Company’s cash resources and assets could be impaired depending on the Company’s ability to raise funds through a sale of the Denton facility and other means.  Based on a recent appraisal of the Denton facility, the fair market value of the facility and its assets exceeds the outstanding debt.

The Company is addressing its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including its Pretarget® technology platform.  In addition, the Company is seeking a buyer or partner for its manufacturing facility in Denton, TX interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  The Company also may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its STR development activities and/or further reduction of costs for facilities and administration.

The Company’s actual capital requirements will depend upon numerous factors, including:

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

•             the Company’s degree of success in commercializing STR or other cancer therapy product candidates;

•             the emergence of competing technologies and products, and other adverse market developments; and

•             the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that the Company will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general and the life science capital market specifically may affect the Company’s potential financing sources and opportunities for strategic partnering.

Note 7.  Subsequent Events

In April  2003, the Company entered into agreements with Boston Scientific Corporation relating to the sale to Boston Scientific of certain NeoRx intellectual property.  Under the first agreement the Company assigned to Boston Scientific Corporation certain NeoRx intellectual property in exchange for a cash payment of $9 million.  The intellectual property assigned to Boston Scientific includes a portfolio of NeoRx patents and patent applications in the cardiovascular field. Under a second agreement, NeoRx granted to Boston Scientific an exclusive license to use certain other NeoRx intellectual property, for which NeoRx received a one-time cash payment of $1 million.  The exclusive license grants Boston Scientific the right to use, in certain medical device fields, a separate portfolio of NeoRx patents and patent applications resulting from collaboration with University of Cambridge investigators.  The purchase price was determined by arms length negotiations. The intellectual property rights assigned to Boston Scientific do not include rights to NeoRx’s STR or Pretarget® programs.

Also in April 2003, the Company announced that the FDA has lifted the clinical hold on the Company’s STR product candidate for multiple myeloma.  The FDA’s decision follows NeoRx’s submission of data from a dosimetry study of STR, in which multiple myeloma patients were treated and detailed radiation dosimetry data were collected, as previously requested by the FDA.  NeoRx continues to follow these patients for safety and efficacy results.  Three-year survival data on the STR Phase I/II patients will be available by the end of 2003. NeoRx also has submitted to the FDA a proposal for further clinical development of STR, and expects to submit a full pivotal phase III study protocol before the end of  second quarter 2003 for the FDA’s review.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

Revenue for the first quarter of 2003 was $0.1 million, compared to $0.3 million for the first quarter of 2002.  Revenue for the first quarter of 2003 consisted of revenue from a facilities lease agreement.  Revenue for the first quarter of 2002 consisted primarily of revenue from government grants and a facilities lease agreement.

Total operating expenses for the first quarter of 2003 decreased 48% to $4.0 million from $7.8 million for the first quarter of 2002.  Research and development expenses decreased 57% to $2.6 million for the first quarter of 2003 from $6.0 million for the first quarter of 2002.  The decrease in research and development expenses for the first quarter is the result of significantly reduced staffing, the suspension of the Company’s Pretarget® programs and other cost reduction actions taken in 2002.  General and administrative expenses declined 18% to $1.4 million for the first quarter of 2003 compared to $1.7 million for the first quarter of 2002.  The decrease in general and administrative costs for first quarter ended March 31, 2003 was due to reductions in staff and decreased expenditures for recruiting and outside services.

The company recorded a $0.2 million cumulative effect of change in accounting principle in the first quarter of 2003 as a result of the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations.  Under SFAS 143, the Company recorded an asset and liability in the amount of $0.4 million related to estimated fair value of future decommissioning costs associated with the Denton facility.  This estimate will be depreciated over the seven year estimated useful life of the asset and the asset retirement obligation will be accreted over the thirty years that represents the expected time that will elapse prior to the settlement of the obligation.

Cash and investment securities as of March 31, 2003 were $12.0 million compared to $16.1 million at December 31, 2002.  The average cash expenditure rate for the first quarter of 2003 was $1.4 million per month.  On April 21, 2003, NeoRx announced that it received a total of $10 million from intellectual property agreements with Boston Scientific Corporation. On April 23, 2003 NeoRx announced that the US Food and Drug Administration (FDA) had lifted the clinical hold on the company’s Skeletal Targeted Radiotherapy (STR) product candidate for multiple myeloma.  Cash expenditures for 2003 are expected to be approximately $12 million for the year.  This number may increase depending on the timing and progress of activities related to our STR clinical trials during the current year.

Liquidity and capital resources

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $12,048,000 at March 31, 2003 versus $16,136,000 at December 31, 2002.  We primarily fund current operations with our existing cash and investments.  Cash used in operating activities for the first quarter of 2003 totaled $4,172,000.  Revenues and other income sources for the first quarter of 2003 were not sufficient to cover operating expenses.

We currently maintain a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding the pivotal phase III trial of our STR product in development.   This line of credit is available to us only upon the successful resumption and subject to conditions related to the specific design of the STR phase III trials, and the proceeds can only be applied to the expenses related to the phase III trials.  We have not drawn funds on this line of credit to date, which carries an annual interest rate of 16%.

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

On April 17, 2003, we entered into agreements with Boston Scientific Corporation relating to the sale to Boston Scientific Corporation of certain NeoRx intellectual property.  Under the first agreement, the Company assigned to Boston Scientific  certain NeoRx intellectual property in exchange for a cash payment of $9 million.  The intellectual property assigned to Boston Scientific includes a portfolio of NeoRx patents and patent applications in the cardiovascular field. Under a second agreement, NeoRx granted to Boston Scientific an exclusive license to use certain other NeoRx intellectual property, for which NeoRx received a one-time cash payment of $1 million.  The exclusive license grants Boston Scientific the right to use, in certain medical device fields, a separate portfolio of NeoRx patents and patent applications resulting from collaboration with University of Cambridge investigators.

We will need to raise additional capital to fund our proposed STR pivotal clinical trial program and our future operating cash needs.  We expect that our cash, cash equivalents, investment securities and interest income will be sufficient to fund our anticipated working capital and capital requirements through the third quarter of 2004.  During 2002, we discontinued all Pretarget technology activities, reduced staffing by 67% and terminated the facilities lease at the 410 West Harrison Street location in Seattle, effective in April 2003.

                In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets of International Isotopes Inc. located in Denton, TX, we assumed  $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, we reduced the staff at the Denton facility to four employees, and we are operating the facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials.  We are seeking a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the Bank.  Moreover, the loan states that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations.  We do not believe that operating the facility in its current standby mode violates these provisions, nor has Texas State Bank suggested that it views such operation as a potential violation.  We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the Loan ($5,573,000 at March 31, 2003) due and immediately payable by the Company. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means.  Based on a recent appraisal of the Denton facility, the fair market value of the facility and its assets exceeds the outstanding debt.

We are addressing our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Pretarget® technology platform.  In addition, we are seeking a buyer or partner for our manufacturing facility in Denton, TX interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  We also may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

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

Related party transactions

The Company’s Vice Chairman of the Board of Directors, Dr. Craves, is a founder of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.  NeoRx’s Executive Chairman and Chairman of the Board of Directors, Jack Bowman, is on the business advisory board of BCC.  The Company and BCC entered into an agreement whereby BCC will act as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances and provide assistance relating to structuring and negotiating such transaction. The Company paid a retainer fee of $80,000 for each calendar quarter of 2002.  The Company renewed the agreement for one additional year from January 1, 2003 and paid a retainer fee of $26,667 for the quarter ended

March 31, 2003 and will pay $25,000 per quarter thereafter, plus reasonable travel and other expenses.  The agreement also includes a percentage of gross value of cash, securities, property or other consideration derived from a transaction, ranging from one to five percent, depending on the ultimate amount of consideration raised.

                In connection with consulting services performed in 2003 and 2002, Dr. Paul G. Abrams, the former CEO of the Company, received consulting fees of approximately $76,600 for each of the quarters ended March 31, 2003 and 2002, respectively.

                The Company had a demand note receivable from an officer with a balance of approximately $90,700 that was recorded in other assets at March 31, 2002.  This note was paid in full on May 24, 2002.  There were no demand note receivables from related parties outstanding at March 31, 2003.

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

We have not been profitable for any year since our formation in 1984.  As of March 31, 2003, we had an accumulated deficit of $211.1 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities.  To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales.  We anticipate that our proposed Skeletal Targeted Radiotherapy (STR) product will not be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand development and clinical trial efforts.  Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for STR or any other proposed products and successfully commercializing our products alone or with third parties.  However, our operations may not be profitable even if we succeed in commercializing any product.

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

We expect that our cash, cash equivalents, investment securities and interest income will be sufficient to fund our anticipated working capital and capital requirements only through the  third quarter of 2004.

We are addressing our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Pretarget® technology platform.   In addition, we are seeking a buyer or partner for our manufacturing facility in Denton, TX, interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.   We also may seek to raise capital through the sale of equity and/or debt securities, or the establishment of other funding facilities.  We cannot provide assurance, however, that any sale or license of assets, strategic collaborations, or sales of securities will be available to the Company on a timely basis or on acceptable terms, if at all. On March 20, 2003, the Company’s  Common Stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market.  This transfer may adversely affect our ability to raise capital through the sale of securities.  We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently; moreover, such relationships may not be on terms as commercially favorable to us as might otherwise be the case.  If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders.  The terms of additional funding also may limit our operating and financing flexibility.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

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

                In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets of International Isotopes Inc. located in Denton, TX, we assumed  $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, we reduced the staff at the Denton facility to four employees, and we are operating the facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials.  We are seeking a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations.  Under the terms of the loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of Texas State Bank.  Moreover, the loan states that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations.  We do not believe that operating the facility in its current standby mode violates these provisions, nor has Texas State Bank suggested that it views such operation as a potential violation.  We can provide no assurance, however, that Texas State Bank will not, some time in the future, seek to rely on these or other provisions of the loan to declare the Company in default of the loan.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($5,573,000 at March 31, 2003) due and immediately payable by the Company. In such case, our cash resources and assets could be impaired, depending on our ability to raise funds through a sale of the Denton facility and other means.  Based on a recent appraisal of the Denton facility, the fair market value of the facility and its assets exceeds the outstanding debt.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.  We are developing STR for treatment of multiple myeloma, a cancer of the bone marrow.  Our STR product candidate is novel; therefore, regulatory agencies lack direct experience with it. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR product candidate. An earlier phase III study of STR in multiple myeloma was placed on clinical hold by the FDA after some patients in our STR phase I/II trials developed a serious delayed toxicity.  The FDA requested that we collect additional radiation dosimetry data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and had proposed to use in our planned pivotal trial program. The study also used an adjusted radiation dose and a revised administration regimen. We completed patient enrollment in this dosimetry study of STR in late 2002. Follow-up evaluations are ongoing, and include assessments of STR safety and efficacy. In February 2003 we submitted to the FDA data from our phase II dosimetry study of STR in patients with multiple myeloma.  We also submitted to the FDA a proposal for further clinical development of STR in patients with primary refractory or relapsed multiple myeloma, using a revised dosing method.  In April 2003 the FDA lifted the clinical hold on our STR product candidate for multiple myeloma. We expect to submit a full pivotal phase III study protocol before the end of  second quarter 2003 for the FDA’s review.

In July 2002 we decided to curtail further Pretarget® product development activities.  The discontinued Pretarget activities include our Pretarget® Lymphoma and Pretarget® Carcinoma phase I/II clinical programs and manufacturing development activities associated with the Pretarget programs.  We are seeking to sell or license our Pretarget patent portfolio.  We have completed phase I safety studies for Pretarget Lymphoma in patients with non-Hodgkin’s lymphoma, and for Pretarget Carcinoma in patients with gastrointestinal adenocarcinoma. We have complied with the FDA’s requirement that we complete a 90-day follow-up on all patients treated to date with Pretarget Lymphoma.  We submitted the follow-up data to the FDA for review and obtained clearance for continued clinical development of this product.   We do not plan to enroll additional patients in either the Pretarget Lymphoma or Pretarget Carcinoma program, or otherwise further pursue development of these Pretarget product candidates internally.

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

In January 2003 we implemented a further reduction in staff and laid off an additional 13 employees at the Denton manufacturing facility.  We are operating the Denton facility in standby mode pending a decision to resume clinical testing of STR and production of clinical materials.  An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge is associated with our decision to suspend production of STR and to operate the Denton facility instandby mode.

We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our proposed clinical studies, including a revised pivotal phase III program, and for potential commercial manufacture. We may operate the facility ourselves, or alternatively, engage a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Our decision whether to continue to utilize the Denton facility as our primary manufacturing site for STR in the future will depend on a number of factors, including:

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

Our Common Stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market on March 20, 2003.  We elected to seek a transfer to The Nasdaq SmallCap Market because we have been unable to regain compliance with The Nasdaq National Market minimum $1.00 bid price requirement for continued listing. By transferring to The SmallCap Market, we were afforded an extended grace period in which to satisfy the The SmallCap Market $1.00 minimum bid price requirement.  On May 6, 2003, we received notice from Nasdaq confirming that we are now in compliance with the $1.00 SmallCap minimum bid price requirement.  As a result of rule changes adopted by Nasdaq in March 2003, we will not be eligible to relist our Common Stock on The Nasdaq National Market unless and until our Common Stock maintains a minimum bid price of $5.00 per share and we otherwise comply with the initial listing requirements for The Nasdaq National Market.  The transfer to The Nasdaq SmallCap Market may have a negative impact on the value of our Common Stock, because securities trading on The Nasdaq SmallCap Market typically are less liquid than those traded on The Nasdaq National Market.

Moreover, there can be no assurance that we will be able to maintain compliance with the SmallCap Market minimum $1.00 bid price requirement or successfully transfer to The Nasdaq National Market..  If we were to be delisted from The Nasdaq SmallCap Market, our Common Stock would be listed on the over-the-counter bulletin board or another quotation system or exchange on which we would qualify.  Such delisting would have a material adverse effect on the trading price and liquidity of our stock, and shareholders’ ability to sell shares of our stock would be severely limited.  Among other things, our Common Stock may then constitute “penny stock,” which would place an increased regulatory burden upon brokers, making them less likely to make a market in our stock.

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

Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense.  Our future success depends upon our ability to attract, retain and motivate highly skilled employees.  In order to commercialize our proposed products successfully, we will in the future, be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing.  These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.  Our current financial situation may make it more difficult to attract and retain key employees.

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

Interest Rate Risk

                The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At March 31, 2003, the Company owned no government debt instruments and owned corporate debt securities in the amount of $11.1 million. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company had no corporate debt securities that had maturity dates greater than one year at March 31, 2003.

Item 4.  Controls and Procedures

                Under the supervision of and with the participation of the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Vice President, Finance, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, the Executive Chairman, Chief Executive Officer and the Vice President, Finance have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits — See Exhibit Index filed herewith.

(b) Reports on Form 8-K:

Form 8-K dated March 11, 2003, announcing that the Company has applied to transfer its Common Stock to The Nasdaq SmallCap Market and announcing the appointment of Jack L. Bowman as Executive Chairman of the Company.

Form 8-K dated March 20, 2003, announcing transfer of Company Common Stock to The NASDAQ SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

By:	/s/ MELINDA G. KILE
Melinda G. Kile
Vice President, Finance and Chief Accounting Officer

Date: May 15, 2003

CERTIFICATIONS

I, Jack L. Bowman, certify that:

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 15, 2003

/S/ JACK L. BOWMAN
Jack L. Bowman
Executive Chairman

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 15, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 15, 2003

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

(A)
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.26	Form of VP Severance Agreements (‡)	(A)
10.27	Lease Termination/Continuation Agreement between NeoRx Corporation and Dina Corporation	(R)
10.28	Purchase Agreement dated as of November 12, 2002, between NeoRx Corporation and IDEC Pharmaceutical Corporation	(S)
10.29	Change in Control Agreement, dated February 12, 2003, between NeoRx Corporation and Douglass B. Given	(T)

99.1	Certification of Quarterly Report by Executive Chairman and Chairman of the Board	(Q)
99.2	Certification of Quarterly Report by President and Chief Executive Officer	(Q)
99.3	Certification of Quarterly Report by Vice President, Finance	(Q)

‡	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

(E)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

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

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(Q)	Submitted herewith.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(S)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed as of November 27, 2002 and incorporated herein by reference.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(T)	Filed herewith.