Form 10-Q
period 2003-06-30
NEORX CORP
filed 2003-08-14
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 0-16614

NEORX CORPORATION

(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Elliott Avenue West, Suite 500, Seattle, Washington 98119-4077
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

As of August 14, 2003, 27,320,414 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$6,713	$6,564
Investment securities	11,879	9,572
Prepaid expenses and other current assets	410	1,269
Total current assets	19,002	17,405

Facilities and equipment, net	8,297	8,509
Other assets, net	67	79

Total assets	$27,366	$25,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$686	$1,024
Accrued liabilities	715	1,674
Current portion of note payable	345	512
Total current liabilities	1,746	3,210

Long-term liabilities:
Note payable, net of current portion	5,148	5,182
Asset retirement obligation	497	—
Other	—	25
Total long-term liabilities	5,645	5,207

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at June 30, 2003 and December 31, 2002 (entitled in liquidation to $5,175 at June 30, 2003 and December 31, 2002)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 27,150,542 and 26,765,082 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	543	535
Accumulated other comprehensive income - unrealized loss on investment securities	(42)	(101)
Additional paid-in capital	225,406	224,035
Accumulated deficit	(205,936)	(206,897)
Total shareholders’ equity	19,975	17,576
Total liabilities and shareholders’ equity	$27,366	$25,993

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$10,190	$1,219	$10,306	$1,529
Operating expenses:
Research and development	2,728	6,993	5,339	13,034
General and administrative	2,168	1,863	3,600	3,602
Total operating expenses	4,896	8,856	8,939	16,636
Income (loss) from operations	5,294	(7,637)	1,367	(15,107)
Other income (expense):
Realized gain (loss) on sale of securities	—	12	—	122
Gain on disposal of equipment	10	—	—	—
Interest income	83	312	153	708
Interest expense	(59)	(103)	(119)	(206)
Total other income	34	221	34	624
Net income (loss) before cumulative effect of change in accounting principle	5,328	(7,416)	1,401	(14,483)
Cumulative effect of change in accounting principle	—	—	190	—
Net income (loss)	5,328	(7,416)	1,211	(14,483)
Preferred stock dividends	(125)	(125)	(250)	(250)
Net income (loss) applicable to common shares	$5,203	$(7,541)	$961	$(14,733)

Earnings (loss) per share:
Basic:
Before cumulative effect of change in accounting principle	$0.19	$(0.28)	$0.04	$(0.55)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	$0.19	$(0.28)	$0.04	$(0.55)

Diluted:
Before cumulative effect of change in accounting principle	$0.18	$(0.28)	$0.04	$(0.55)
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Net income (loss)	$0.18	$(0.28)	$0.03	$(0.55)

Weighted average common shares:
Basic	27,009	26,602	26,913	26,589
Diluted	28,420	26,602	27,777	26,589

Pro forma amounts had accounting principle been applied retroactively:
Net loss		$(7,444)		$(14,538)
Preferred stock dividends		(125)		(250)
Loss applicable to common shares		$(7,569)		$(14,788)

Loss per share:
Basic and diluted		$(0.28)		$(0.56)

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,211	$(14,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	434	836
Gain on sale of securities	—	(122)
Loss on disposal of equipment	121	—
Cumulative effect of change in accounting principle	190	—
Accretion of asset retirement obligation liability	33	—
Common stock issued for services	4	—
Stock options and warrants issued for services	272	43
Stock-based employee compensation	590	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	661	(82)
Accounts payable	(338)	(271)
Accrued liabilities	(901)	33
Net cash provided by (used in) operating activities	2,277	(14,046)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	11,867	14,608
Purchases of investment securities	(14,115)	(2,051)
Facilities and equipment purchases	(47)	(641)
Proceeds from sales of equipment	188	—
Net cash (used in) provided by investing activities	(2,107)	11,916

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	480	18
Receipt of note receivable principal		91
Repayment of note payable principal	(201)	(70)
Repayment of capital lease obligation	(50)	(50)
Preferred stock dividends	(250)	(250)
Net cash used in provided by financing activities	(21)	(261)

Net increase (decrease) in cash and cash equivalents	149	(2,391)

Cash and cash equivalents:
Beginning of period	6,564	4,097
End of period	$6,713	$1,706

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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of its operations and cash flows for the periods ended June 30, 2003 and 2002.

The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the expected operating results for the full year.

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

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) applicable to common shares:
As reported	$5,203	$(7,541)	$961	$(14,733)
Add: Stock-based employee compensation expense included in reported net loss	590	—	590	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(1,255)	(949)	(1,737)	(1,897)
Pro forma	$4,538	$(8,490)	$(186)	$(16,630)

Net earnings (loss) per common share, basic and diluted:
As reported:
Basic	$0.19	$(0.28)	$0.04	$(0.55)
Diluted	$0.18	$(0.28)	$0.03	$(0.55)
Pro forma:
Basic	$0.17	$(0.32)	$(0.01)	$(0.63)
Diluted	$0.16	$(0.32)	$(0.01)	$(0.63)

The per share weighted-average fair value of stock options granted during the quarters ended and six months ended June 30, 2003 and 2002 was $2.25, $1.95, $0.87, and $2.03, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarter ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.06%	3.83%	2.29%	3.83%
Expected volatility	134.4%	105.0%	135.3%	105.0%
Expected life in years	4.00	4.00	4.00	4.00

Note 2.  Net Earnings or Loss Per Common Share

Basic and diluted earnings or loss per share are based on net income or loss applicable to common shares, which is comprised of net income or loss and preferred stock dividends in all periods presented. Shares used to calculate basic earnings or loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted earnings or loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of basic and diluted earnings or loss per share for the quarters and six months ended June 30, 2003 and 2002 exclude the effect of warrants to purchase additional shares of common stock because the share increments would not be dilutive.

The computation of diluted net earnings or loss per share excludes the following options and warrants to acquire shares of common stock for the periods indicated because their effect would not be dilutive:

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002

Common stock options	2,717,260	4,636,129	3,620,030	4,636,129
Weighted average exercise price per share	$5.61	$5.05	$4.65	$5.05
Common stock warrants	890,000	1,051,000	890,000	1,051,000
Weighted average exercise price per share	$9.62	$8.85	$9.62	$8.85

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s preferred stock are not included in the calculation of diluted earnings (loss) per share for the periods ended June 30, 2003 and 2002 because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive income (loss) for the quarters ended June 30, 2003 and 2002 was $5,340,000 and $(7,530,000), respectively.  The comprehensive income (loss) for the quarters ended June 30, 2003 and 2002 consisted of net income (loss) of $5,328,000 and $(7,416,000), respectively, and a net unrealized gain (loss) on investment securities of $12,000 and $(114,000) for the quarters ended June 30, 2003 and 2002, respectively.  The comprehensive income (loss) for the six months ended June 30, 2003 and 2002 was $1,270,000 and $(14,925,000), respectively.  The comprehensive income (loss) for the six months ended June 30, 2003 and 2002 consisted of net income (loss) of $1,211,000 and $(14,483,000), respectively, and a net unrealized gain (loss) on investment securities of $59,000 and $(442,000) for the six months ended June 30, 2003 and 2002, respectively.

Note 4.  Asset Retirement Obligation

The Company recorded a $0.2 million cumulative effect of change in accounting principle during the first six months of 2003 as a result of the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations.  Under SFAS 143, the Company recorded an asset and liability in the amount of $0.4 million related to estimated fair value of future decommissioning costs associated with the Denton radiopharmaceutical manufacturing facility.  This estimate will be depreciated over the seven year estimated useful life of the asset and the asset retirement obligation will be accreted over the thirty years that represents the expected time that will elapse prior to the settlement of the obligation.  The Company adopted SFAS 143 on January 1, 2003.  A reconciliation of the asset retirement obligation follows (in 000’s):

Asset retirement obligation calculated as of date of Denton facility purchase (April 1, 2001)	$364
Accretion-2001	40
Balance at December 31, 2001	404
Accretion-2002	60
Balance at December 31, 2002	464
Accretion-January 1, 2003 to June 30, 2003	33
Balance at June 30, 2003	$497

In addition, had the Company applied the provisions of SFAS 143 as of the date of acquisition of the Denton facility, and using current January 1, 2003 assumptions for interest rates and decommissioning costs, depreciation expense would have increased by $51,000 and $39,000, respectively, for the years ended December 31, 2002 and 2001.

Had this change been applied retroactively, operating expenses would have increased $28,000 and $55,000, respectively, for the quarter and six months ended June 30, 2002.  Net loss and net loss per share applicable to common shares, as reported, was $7,541,000, $14,733,000, $0.28 and $0.55, respectively, for the quarter and six months ended June 30, 2002.  Had this change been applied retroactively, net loss and net loss per share applicable to common shares would have been $7,569,000, $14,788,000, $0.28, and $0.56, respectively, for the quarter and six months ended June 30, 2002.

Note 5.  Boston Scientific Corporation Intellectual Property Sale

On April 17, 2003, the Company entered into agreements with Boston Scientific Corporation relating to the sale to Boston Scientific of certain non-core NeoRx intellectual property and the grant to Boston Scientific of certain license rights.  Under the first agreement, the Company assigned to Boston Scientific certain NeoRx intellectual property in exchange for a cash payment of $9 million.  The intellectual property assigned to Boston Scientific included a portfolio of NeoRx patents and patent applications in the cardiovascular field.

Under a second agreement, NeoRx granted to Boston Scientific an exclusive license to use certain other NeoRx intellectual property, for which NeoRx received a one-time cash payment of $1 million.  The exclusive license grants Boston Scientific the right to use, in certain medical device fields, a separate portfolio of NeoRx patents and patent applications resulting from a collaboration with University of Cambridge investigators.

Note 6.  New Accounting Pronouncements

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously many of those financial instruments were classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of the Statement to have a material impact on its operating results or financial position.

Note 7.  Liquidity

The Company will need to raise additional capital to fund its proposed Skeletal Targeted Radiotherapy (STR™) pivotal clinical trial program and its future operating cash needs.  In April 2003 the Company received $10 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights.  The Company expects that its present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund its anticipated working capital and capital requirements through the third quarter of 2004.

During 2002, the Company discontinued all Pretarget®  technology activities, reduced staffing by 67% and terminated the lease for its facilities at 410 West Harrison Street in Seattle, effective in April 2003.  Pretarget® technology is a development platform for targeted therapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and has been operating the facility in standby mode. The Company currently is in the process of recruiting and hiring personnel and otherwise gearing up the manufacturing plant for production of clinical material for its planned STR pivotal program.  The Company also is seeking a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the terms of the Texas State Bank loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the bank.

The Company is addressing its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including its STR program and Pretarget® technology platform.  The Company also is addressing its need for additional capital by seeking a buyer or partner for its manufacturing facility who is interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  The Company also may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its STR development activities and/or further reduction of costs for facilities and administration.

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

•            the Company’s degree of success in commercializing its STR product candidate or other cancer therapy product candidates;

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

Critical Accounting Policies and Estimates

Basis of Revenue Recognition: To date, the Company does not have any significant ongoing revenue sources.  On occasion, the Company derives significant revenue from licensing its patented technologies and from government grants.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and Emerging Issues Task Force Consensus No. 00-21, revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement.  Billings in excess of amounts earned are classified as deferred revenue.  Non-refundable upfront technology license fees, where the Company is providing continuing services related to product development, are deferred.  Such fees are recognized as revenue over the product development periods based on estimated total development costs.

Quarter and six months ended June 30, 2003 compared to quarter and six months ended June 30, 2002

Revenue for the second quarter of 2003 was $10.2 million, compared to $1.2 million for the second quarter of 2002.  Revenue for the six months ended June 30, 2003 was $10.3 million compared to $1.5 million for the six months ended June 30, 2002.  Revenue for the second quarter and the first six months of 2003 consisted of $10.0 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property, the grant to Boston Scientific Corporation of certain license rights, and revenue from a facilities lease agreement.  Revenue for the second quarter and first six months of 2002 consisted of a milestone payment of $1.0 million from Angiotech Pharmaceuticals, Inc., along with revenue from government grants and a facilities lease agreement.

Total operating expenses for the second quarter of 2003 decreased 45% to $4.9 million from $8.9 million for the second quarter of 2002 and decreased 46% to $8.9 million for the six months ended June 30, 2003 from $16.6 million for the same period in 2002.

Research and development expenses decreased 61% to $2.7 million for the second quarter of 2003 from $7.0 million for the second quarter of 2002 and decreased 59% to $5.3 million for the six months ended June 30, 2003 from $13.0 million for the same period in 2002.  The decrease in research and development expenses for the second quarter of 2003 is the result of significantly reduced staffing, curtailment of the Company’s Pretarget® program, and other cost reduction measures taken in 2002 and 2003.

General and administrative expenses increased 16% to $2.2 million for the second quarter of 2003 from $1.9 million for the second quarter of 2002, and remained level at $3.6 million for the six months ended June 30, 2003 compared to the same time period in 2002.  The increase in general and administrative costs for second quarter ended June 30, 2003 was due primarily to a non-cash expense of $0.6 million taken by the Company in connection with the amendment of stock options held by the former Chief Executive Officer, who resigned on June 30, 2003.

Cash and investment securities as of June 30, 2003 were $18.6 million compared to $16.1 million at December 31, 2002.  NeoRx achieved an average cash expenditure rate for the second quarter of 2003 of $1.3 million per month and believes that its cash will be sufficient to fund its anticipated working capital and capital requirements through the third quarter of 2004.

Liquidity and capital resources

The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $18,592,000 at June 30, 2003 compared to $16,136,000 at December 31, 2002.  We primarily fund current operations with our existing cash and investments.  Cash provided by operating activities for the six months ended June 30, 2003 totaled $2,277,000.  Revenues and other income sources for the first quarter of 2003 were not sufficient to cover operating expenses.

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

On November 12, 2002, we entered into an agreement with IDEC Pharmaceuticals Corp. relating to the sale to IDEC of certain non-core NeoRx intellectual property and the grant to IDEC of certain license rights.  We received $7.9 million in cash and may receive in the future royalty payments with respect to certain products. The intellectual property addressed by the agreement included a portfolio of US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology.  The intellectual property rights transferred to IDEC did not include rights to our STR or Pretarget programs.  With respect to the patents involved in the sale, we retained a license for the development of certain NeoRx products.

On April 17, 2003, we entered into agreements with Boston Scientific Corporation relating to the sale to Boston Scientific of certain non-core NeoRx intellectual property and the grant to Boston Scientific of certain license rights.  Under the first agreement, the Company assigned to Boston Scientific certain NeoRx intellectual property in exchange for a cash payment of $9 million.  The intellectual property assigned to Boston Scientific included a portfolio of NeoRx patents and patent applications in the cardiovascular field. Under a second agreement, NeoRx granted to Boston Scientific an exclusive license to use certain other NeoRx intellectual property, for which NeoRx received a one-time cash payment of $1 million.  The exclusive license grants Boston Scientific the right to use, in certain medical device fields, a separate portfolio of NeoRx patents and patent applications resulting from our collaboration with University of Cambridge investigators.

We will need to raise additional capital to fund our proposed STR pivotal clinical trial program and our future operating cash needs.  We expect that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements through the third quarter of 2004.

During 2002, we discontinued all Pretarget technology activities, reduced staffing by 67% and terminated the facilities lease at the 410 West Harrison Street location in Seattle, effective in April 2003.  Pretarget® technology is a development platform for targeted therapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and have been operating the facility in standby mode.  We currently are in the process of recruiting and hiring personnel and otherwise gearing up the manufacturing plant for production of clinical material for our planned STR pivotal program.  We are also seeking a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the terms of the Texas State Bank loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the bank.

We are addressing our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our STR program and Pretarget® technology platform.  We also are addressing our need for additional capital by seeking a buyer or partner for our manufacturing facility in Denton, TX who is interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  We also may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

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

•            our degree of success in commercializing our STR product candidate or other cancer therapy product candidates;

•            the emergence of competing technologies and products, and other adverse market developments; and

•            the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that we will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general and the life science capital market specifically may affect our potential financing sources and opportunities for strategic partnering.  Our financial statements are prepared on a going concern basis; however, if we are forced to liquidate our assets, we may not recover the carrying amount of such assets.

Related party transactions

The Company’s Vice Chairman of the Board of Directors, Dr. Frederick Craves, is a founder of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.  NeoRx’s Chief Executive Officer and Chairman of the Board of Directors, Jack Bowman, is on the business advisory board of BCC.  The Company and BCC entered into an agreement whereby BCC acts as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances and provide assistance relating to structuring and negotiating such transaction. The Company paid a retainer fee of $80,000 for each calendar quarter of 2002.  The Company renewed the agreement for one additional year from January 1, 2003 and paid retainer fees of $26,667 and $25,000 for the quarters ended March 31, 2003 and June 30, 2003, respectively, and will pay $25,000 per quarter thereafter, plus reasonable travel and other expenses.  The agreement also includes a percentage of gross value of cash, securities, property or other consideration derived from a transaction, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from this provision of their agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.

In connection with consulting services performed in 2003 and 2002, Dr. Paul G. Abrams, a former Chief Executive Officer of the Company, received consulting fees of approximately $76,600 for each of the quarters ended June 30, 2003 and 2002, respectively.

The Company had a demand note receivable from an officer with a balance of approximately $90,700 that was recorded in other assets at March 31, 2002.  This note was paid in full on May 24, 2002.  There were no demand note receivables from related parties outstanding at June 30, 2003.

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

We have not been profitable since our formation in 1984.  As of June 30, 2003, we had an accumulated deficit of $205.9 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities.  To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales.  We do not anticipate that our proposed STR product will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR product candidate or any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products.  Although we currently are focusing on our STR product candidate, we may in the future simultaneously conduct clinical trials and preclinical research for a number of different indications and cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research.  We will need to raise additional capital:

•             to fund operations;

•             to continue the research and development of our STR and any other product candidates; and

•             to commercialize our STR product candidate or any other proposed products.

We believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements only through the third quarter of 2004.

We are addressing our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including our STR program and our Pretarget® technology platform.  In addition, we are seeking a buyer or partner for our manufacturing facility in Denton, TX, interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.   We also may seek to raise capital through the sale of equity and/or debt securities, or the establishment of other funding facilities.

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

•             our degree of success in commercializing our STR product candidate or other cancer therapy product candidates;

•             the emergence of competing technologies and products, and other adverse market developments; and

•             the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We may not be able to obtain additional financing on a timely basis, on favorable terms, or at all.  If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials.  We also may be forced to partner with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently.  Such relationships may not be on terms as commercially favorable to us as might otherwise be the case.  If we raise additional funds by issuing equity securities, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

Our current debt obligations may restrict our operating and financing flexibility and could, in an event of default, impair our cash resources and assets.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed  $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and have been operating the facility in standby mode.  We currently are in the process of recruiting and hiring personnel and otherwise gearing up the manufacturing plant for production of clinical material for our planned STR pivotal program.  We are also seeking a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the terms of the Texas State Bank loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the bank.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially depending on the type, complexity and novelty of the products involved.  Our STR product candidate is novel; therefore, regulatory agencies lack direct experience with it. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our STR product candidate.

The FDA placed our earlier phase III study of our proposed STR product in multiple myeloma on clinical hold after some patients in our phase I/II trials developed a serious delayed toxicity.  The FDA requested that we collect additional radiation dosimetry data from a small number of multiple myeloma patients to validate the patient-specific dosing method we had used in earlier studies of STR and proposed to use in our planned pivotal trial program. The study also used an adjusted radiation dose and a revised administration regimen. We completed patient enrollment in this dosimetry study in late 2002.  We are conducting on-going follow-up evaluations that include assessments of STR safety and efficacy. In February 2003, we submitted to the FDA data from our dosimetry study.  We also submitted to the FDA a proposal for further clinical development of our STR product candidate in patients with primary refractory or relapsed multiple myeloma, using a revised dosing method.  In April 2003, the FDA lifted the clinical hold on our STR product candidate.  In June 2003 we submitted to the FDA a proposed pivotal clinical program to register our STR product candidate for marketing.  Subject to authorization from the FDA, of which there can be no assurance, we plan to begin patient enrollment in the pivotal program in early 2004.

No cancer product using our technologies has been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies.  In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals.  This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies. We will not be able to commercialize our STR product candidate until we obtain regulatory approval, and consequently any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

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

•                        our ability to obtain adequate additional funding;

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

We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product.  Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing and development of our STR product candidate.  To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials.  If we fail to commence or complete, or experience delays in or are forced to curtail our proposed clinical program, our stock price and our ability to conduct our business could be harmed.

If testing of a particular product does not yield successful results, we will be unable to commercialize that product.

Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing.  We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our proposed STR product or any other proposed products, including the following:

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain.  We cannot currently predict if, when, or under what conditions, we will undertake further clinical studies, including initiating a revised pivotal program, for our STR product candidate.  The data collected from our clinical trials may not be sufficient to support regulatory approval of our proposed STR product or any other proposed products.  The clinical trials of our proposed STR product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale.  Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which could prevent us from achieving profitability.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

For our STR product to be successful, we need access to sufficient, reliable and affordable supplies of the STR compound for clinical studies.  This also requires developing and maintaining reliable and affordable third-party suppliers of commercial quantities of the radionuclide holmium-166, and the targeting agent, DOTMP, used in our STR product candidate.  Sources of these materials may be limited, and we, or potential third-party suppliers of the STR compound, may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our STR product.  Timely delivery of the holmium-166 component material and of the finished STR compound is critical.  For example, holmium-166 loses its effectiveness for treating patients within a short period of time.  As a result, the STR product must be shipped within 24 hours of its manufacture to the site where the patient is to be treated.  Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product.

There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically,  we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR). In December 2001, we entered into a contract, under which MURR was responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility.  That supply contract expired in December 2002.  We are in discussions with MURR to supply holmium-166 for our planned STR pivotal program.  While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound.  If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

If we fail to negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, clinical testing, sales and marketing activities may be delayed or reduced.

We rely in part on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management.  We also license technology from others to enhance or supplement our technologies.  We may not be able to locate suppliers to manufacture our product components or any proposed products at a cost or in quantities necessary to make them commercially viable.  We may rely on third-party contract manufacturers to produce large quantities of certain materials, potentially including the STR compound, for clinical trials and product commercialization.  Third-party manufacturers may not be able to meet our needs with respect to timing, quantity, quality or cost.  If we are unable to contract for a sufficient supply of needed materials or products on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or market introduction and subsequent sales.  Any such delay may reduce our revenues and potential profitability.

Moreover, any potential third-party manufacturers must continually adhere to current Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program.  If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our proposed products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements.  If we, or any of our third-party manufacturers, fail to comply with these requirements, we may be subject to regulatory action.

In April 2001, we purchased a radiopharmaceutical manufacturing facility and certain other assets located in Denton, TX.  In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility achieved cGMP status and was issued appropriate radiation permits by the State of Texas. This radiopharmaceutical manufacturing facility assumed responsibility for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for the completed STR dosimetry study.  We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our proposed pivotal program, and for potential commercial manufacture.  We are in the process of restarting STR manufacturing operations at the facility to prepare for our proposed STR pivotal program.  We plan to operate the Denton facility ourselves while seeking to engage a buyer or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Acceptable manufacturing alternatives may not be available to us on a timely or cost-effective basis.  Our decision whether to continue to utilize the Denton facility as our primary manufacturing site for the STR compound in the future will depend on a number of factors, including:

•             actions taken by the FDA and the timing thereof;

•             our ability to obtain adequate additional funding and the timing thereof;

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

In connection with operation of the Denton facility to produce the STR compound for our proposed pivotal program, we may be required to re-certify the facility with the FDA. The ramp-up and re-certification processes at the Denton facility could take up to six months or more.  If in the future we decide to transition the STR production process to a third-party supplier, such third-party supplier also could require significant start-up time to qualify and implement the manufacturing process.  In either case, our ability to move forward with further STR clinical and commercial development could be adversely affected and we may incur significant additional costs in connection with manufacturing operations.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

The competition for development of cancer therapies is intense.  There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We initially are focusing clinical development of our STR product candidate on the treatment of multiple myeloma.  Several companies, including Celgene Corp. and Millennium Pharmaceuticals, Inc., also are developing and testing therapeutics for multiple myeloma.  In May 2003 Millennium obtained approval for its Velcade™ therapeutic for treatment of multiple myeloma patients who have received at least two prior therapies and demonstrated disease progression on the last therapy.  In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Novartis AG and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer.  Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products.  Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete.

We also expect to face increasing competition from universities and other non-profit research organizations.  These institutions, which carry out a significant amount of cancer research and development, are becoming increasingly aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

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

We own approximately 100 issued United States patents and have licenses to additional patents.  However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent.  A third party may challenge the validity or enforceability of a patent after its issuance by the USPTO.  It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage.  Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial.  If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us.  Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation.  We may need to file lawsuits to stop these activities.  These lawsuits can be expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights.  In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions.  There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

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

Our competitors or others may have or acquire patent rights that they could enforce against us.  In such case, we may be required to alter our products, pay licensing fees or cease activities.  If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products.  If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products.  We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms.

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

The testing, manufacturing, marketing and sale of STR and any other proposed cancer therapy products may subject us to product liability claims.  We are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future.  However, insurance coverage may not be available to us at an acceptable cost.  We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.  Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.  As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

Our use of radioactive and other hazardous materials exposes us to the risk of material environmental liabilities, and we may incur significant additional costs to comply with environmental laws in the future.

Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials.  As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials.  Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities.  These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner.  In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated.  In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

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

Since July 2002, we have implemented three reductions in force. Also in January 2003, we accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing.  Jack L. Bowman was named Executive Chairman and became Chairman of our Board of Directors on March 11, 2003.  Douglass B. Given, MD, PhD resigned as President, Chief Executive Officer and a Director of the Company on June 30, 2003.  On that date, Mr. Bowman was named Chief Executive Officer and Karen Auditore-Hargreaves, PhD was promoted to Chief Operating Officer of the Company.  As of June 30, 2003, we had a total work force of 34 full-time employees and one part-time employee. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel.  The loss of the services of one or more of the principal members of our scientific and management staff could delay our STR product development activities or other programs and research and development efforts.  We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market on March 20, 2003.  We elected to seek a transfer to The Nasdaq SmallCap Market because we had been unable to regain compliance with The Nasdaq National Market minimum $1.00 bid price requirement for continued listing. By transferring to The SmallCap Market, we were afforded an extended grace period in which to satisfy the The SmallCap Market $1.00 minimum bid price requirement.  On May 6, 2003, we received notice from Nasdaq confirming that we are now in compliance with the $1.00 SmallCap minimum bid price requirement.  As a result of rule changes adopted by Nasdaq in March 2003, we will not be eligible to relist our common stock on The Nasdaq National Market unless and until our common stock maintains a minimum bid price of $5.00 per share and we otherwise comply with the initial listing requirements for The Nasdaq National Market.  Trading on the Nasdaq SmallCap Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq SmallCap Market typically are less liquid than those traded on The Nasdaq National Market.

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

In addition, potential public concern about the safety of our proposed STR product and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock.  The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment.

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

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At June 30, 2003, the Company owned $4.3 million in government debt instruments and owned corporate debt securities in the amount of $9.0 million. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company had no corporate debt securities that had maturity dates greater than one year at June 30, 2003.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures as of the end of the quarter and, based on their evaluation, the Chief Executive Officer and the Vice President, Finance, have concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 have been made known to them in a timely fashion.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 9, 2003.  The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Douglass B. Given	24,655,140	255,194
Jack L. Bowman	24,069,663	840,671
Frederick B. Craves	24,531,481	378,853
E. Rolland Dickson	24,678,755	231,579
Carl S. Goldfischer	24,071,378	838,956
Alan A. Steigrod	24,647,712	262,622

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - See Exhibit Index below.

(b) Reports on Form 8-K:

Form 8-K dated April 17, 2003, relating to the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and announcing that the FDA lifted the clinical hold on the Company’s Skeletal Targeted Radiotherapy (STR™) product candidate for multiple myeloma.

Form 8-K dated May 6, 2003, announcing the Company’s earnings for the quarter ended March 31, 2003.

Form 8-K dated June 1, 2003, announcing the presentation on the Company’s Skeletal Targeted Radiotherapy (STR™) product candidate at the 2003 Annual Meeting of the American Society of Clinical Oncology by William Bensinger, MD.

Form 8-K dated June 30, 2003, announcing the appointment of Jack L. Bowman as Chief Executive Officer and Karen Auditore-Hargreaves, PhD as Chief Operating Officer of the Company and the resignation of Douglass B. Given, MD, PhD as President, Chief Executive Officer and a Director of the Company.  The Company also announced its submission to the FDA of a plan for its proposed STR pivotal clinical program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

By:	/s/ MELINDA G. KILE
Melinda G. Kile
Vice President, Finance and Chief Accounting Officer

Date: August 14, 2003

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	(B)
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	(C)
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	(K)
3.2	Bylaws, as amended, of the registrant	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Agreement, dated as of December 15, 1995	(F)
10.7	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	(G)
10.8	Indemnification Agreement (‡)	(H)
10.9	Form of Key Executive Severance Agreement (‡)	(I)
10.10	Officer Change in Control Agreement (‡)	(K)
10.11	Key Executive Severance Agreement (‡)	(K)
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	(L)
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development, Inc.	(M)
10.14	Facilities Lease, dated July 24, 2000, between NeoRx Corporation and F5 Networks	(N)
10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(J)
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(J)
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass B. Given (‡)	(J)
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(O)
10.19	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(P)
10.20	First Amendment to Sublease Agreement, dated March 30, 2001, between NeoRx Corporation and F5 Networks	(O)
10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	(A)
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson (‡)	(A)
10.23	Form of VP Change in Control Agreements (‡)	(A)
10.24

Clinical Manufacture and Supply Agreement, dated December 1, 2001, between NeoRx Corporation and MURR.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(A)
10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.26	Form of VP Severance Agreements (‡)	(A)
10.27	Lease Termination/Continuation Agreement between NeoRx Corporation and Dina Corporation	(R)
10.28	Purchase Agreement dated as of November 12, 2002, between NeoRx Corporation and IDEC Pharmaceutical Corporation	(S)
10.29	Change in Control Agreement, dated February 12, 2003, between NeoRx Corporation and Douglass B. Given	(T)
10.30	Patent License Agreement dated April 17, 2003 between NeoRx Corporation and SciMed Life Sciences, Inc.	(Q)

10.31	Patent Assignment Agreement dated April 17, 2003 between NeoRx Corporation and Boston Scientific Corporation	(Q)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a	(U)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14a	(U)
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350	(U)
32.2	Certification of Principal Accounting Officer pursuant to 18 USC Section 1350	(U)

‡	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

(E)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001 and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

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

(Q)

Filed as an exhibit to the Company’s Form 8-K dated April 17, 2003 and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(S)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed as of November 27, 2002 and incorporated herein by reference.  Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(T)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

(U)	Filed herewith.