Form 10-Q
period 2003-09-30
NEORX CORP
filed 2003-11-13
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No. 0-16614

NEORX CORPORATION

(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Elliott Avenue West, Suite 500, Seattle, Washington 98119-4114

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

As of November 7, 2003, 27,943,132 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$2,390	$6,564
Investment securities	13,350	9,572
Prepaid expenses and other current assets	955	1,269
Total current assets	16,695	17,405

Facilities and equipment, net	8,117	8,509
Other assets, net	67	79

Total assets	$24,879	$25,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653	$1,024
Accrued liabilities	832	1,674
Current portion of note payable	348	512
Total current liabilities	1,833	3,210

Long-term liabilities:
Note payable, net of current portion	5,062	5,182
Asset retirement obligation	514	—
Other	—	25
Total long-term liabilities	5,576	5,207

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at September 30, 2003 and December 31, 2002 (entitled in liquidation to $5,300 and $5,175, respectively, at September 30, 2003 and December 31, 2002)	4	4
Common stock, $.02 par value, 60,000,000 shares authorized, 27,696,623 and 26,765,082 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	554	535
Accumulated other comprehensive income – unrealized loss on investment securities	(19)	(101)
Additional paid-in capital	226,115	224,035
Accumulated deficit	(209,184)	(206,897)
Total shareholders’ equity	17,470	17,576
Total liabilities and shareholders’ equity	$24,879	$25,993

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$225	$507	$10,531	$2,036
Operating expenses:
Research and development	2,037	4,438	7,376	17,472
General and administrative	1,142	1,535	4,742	5,137
Asset impairment loss	—	5,658	—	5,658
Restructuring	—	529	—	529
Total operating expenses	3,179	12,160	12,118	28,796
Loss from operations	(2,954)	(11,653)	(1,587)	(26,760)
Other income (expense):
Realized gain (loss) on sale of securities	(142)	20	(142)	142
Interest income	30	204	184	912
Interest expense	(57)	(75)	(177)	(281)
Total other income (expense)	(169)	149	(135)	773
Net loss before cumulative effect of change in accounting principle	(3,123)	(11,504)	(1,722)	(25,987)
Cumulative effect of change in accounting principle	—	—	(190)	—
Net loss	(3,123)	(11,504)	(1,912)	(25,987)
Preferred stock dividends	(125)	(125)	(375)	(375)
Net loss applicable to common shares	$(3,248)	$(11,629)	$(2,287)	$(26,362)

Loss per share:
Basic and diluted loss per share applicable to common shares before cumulative effect of change in accounting principle	$(0.12)	$(0.44)	$(0.07)	$(0.99)
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Basic and diluted loss applicable to common shares	$(0.12)	$(0.44)	$(0.08)	$(0.99)

Weighted average common shares:
Basic and diluted	27,355	26,634	27,062	26,604

Pro forma amounts had accounting principle been applied retroactively:
Net loss		$(11,532)		$(26,070)
Preferred stock dividends		(125)		(375)
Loss applicable to common shares		$(11,657)		$(26,445)

Loss per share:
Basic and diluted		$(0.44)		$(0.99)

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,912)	$(25,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607	1,337
Gain (loss) on sale of securities	142	(142)
Loss on disposal of equipment	240	69
Asset impairment loss	—	5,658
Restructuring	—	529
Cumulative effect of change in accounting principle	190	—
Accretion of asset retirement obligation liability	50	—
Common stock issued for services	4	68
Stock options and warrants issued for services	276	42
Stock-based employee compensation	590	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(60)	(111)
Accounts payable	(371)	(693)
Accrued liabilities	(909)	(521)
Net cash used in operating activities	(1,153)	(19,751)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	19,211	25,661
Purchases of investment securities	(23,049)	(7,849)
Facilities and equipment purchases	(51)	(683)
Proceeds from sales of equipment	188	—
Net cash (used in) provided by investing activities	(3,701)	17,129

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	1,196	19
Receipt of note receivable principal	68	91
Repayment of note payable principal	(284)	(175)
Repayment of capital lease obligation	(50)	(50)
Preferred stock dividends	(250)	(250)
Net cash provided by (used in) financing activities	680	(365)

Net decrease in cash and cash equivalents	(4,174)	(2,987)

Cash and cash equivalents:
Beginning of period	6,564	4,097
End of period	$2,390	$1,110

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NeoRx Corporation and subsidiary (the Company).  All intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2003 and the results of operations and cash flows for the periods ended September 30, 2003 and 2002.

The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the expected operating results for the full year.

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

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common shares:
As reported	$(3,248)	$(11,629)	$(2,287)	$(26,362)
Add: Stock-based employee compensation expense included in reported net loss	—	67	590	67
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(494)	(578)	(2,231)	(2,475)
Pro forma	$(3,742)	$(12,140)	$(3,928)	$(28,770)
Net loss per common share, basic and diluted:
As reported:
Basic and diluted	$(0.12)	$(0.44)	$(0.08)	$(0.99)
Pro forma:
Basic and diluted	$(0.14)	$(0.46)	$(0.15)	$(1.08)

The per share weighted-average fair value of stock options granted during the quarters ended and nine months ended September 30, 2003 and 2002 was $2.42, $1.95, $0.97, and $2.03, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.40%	3.83%	2.30%	3.83%
Expected volatility	140.0%	105.0%	135.6%	105.0%
Expected life in years	4.00	4.00	4.00	4.00

Note 2.  Net Earnings or Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of basic and diluted loss per share for the quarters and nine months ended September 30, 2003 and 2002 exclude the effect of stock options warrants to purchase additional shares of common stock because the share increments would not be dilutive.

The computation of diluted net loss per share excludes the following options and warrants to acquire shares of common stock for the periods indicated because their effect would not be dilutive:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002

Common stock options	4,431,894	4,714,779	4,431,894	4,714,779
Weighted average exercise price per share	$3.59	$4.63	$3.59	$4.63
Common stock warrants	875,000	1,051,000	875,000	1,051,000
Weighted average exercise price per share	$9.72	$8.85	$9.72	$8.85

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2003 and 2002 because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended September 30, 2003 and 2002 was $3,100,000 and $11,608,000, respectively.  The comprehensive loss for the quarters ended September 30, 2003 and 2002 consisted of net loss of $3,123,000 and $11,504,000, respectively, and a net unrealized gain (loss) on investment securities of $23,000 and $(104,000) for the quarters ended September 30, 2003 and 2002, respectively.  The comprehensive loss for the nine months ended September 30, 2003 and 2002 was $1,830,000 and $26,533,000, respectively.  The comprehensive loss for the nine months ended September 30, 2003 and 2002 consisted of net loss of $1,912,000 and $25,987,000, respectively, and a net unrealized gain (loss) on investment securities of $82,000 and $(546,000) for the nine months ended September 30, 2003 and 2002, respectively.

Note 4.  Asset Retirement Obligation

The Company recorded a $0.2 million cumulative effect of change in accounting principle during the first nine months of 2003 as a result of the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations.  Under SFAS 143, the Company recorded an asset and liability in the amount of $0.4 million related to estimated fair value of future decommissioning costs associated with the Denton radiopharmaceutical manufacturing facility.  This estimate will be depreciated over the seven year estimated useful life of the asset and the asset retirement obligation will be accreted over the thirty years that represents the expected time that will elapse prior to the settlement of the obligation.  The Company adopted SFAS 143 on January 1, 2003.  A reconciliation of the asset retirement obligation follows (in 000’s):

Asset retirement obligation calculated as of date of Denton facility purchase (April 1, 2001)	$364
Accretion-2001	40
Balance at December 31, 2001	404
Accretion-2002	60
Balance at December 31, 2002	464
Accretion-January 1, 2003 to September 30, 2003	50
Balance at September 30, 2003	$514

In addition, had the Company applied the provisions of SFAS 143 as of the date of acquisition of the Denton facility, and using current January 1, 2003 assumptions for interest rates and decommissioning costs, depreciation expense would have increased by $39,000, $52,000 and $39,000, respectively, for the nine months ended September 30, 2002 and the years ended December 31, 2002 and 2001.

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

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted this Statement on January 1, 2003.  The cumulative effect of adopting this change in accounting principle in the first quarter of 2003 is discussed in Note 4.

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

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

                In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously many of those financial instruments were classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the Statement did not have a material impact on the Company’s operating results or financial position.

Note 7.  Liquidity

The Company will need to raise additional capital to fund its planned Skeletal Targeted Radiotherapy (STR™) phase III clinical trial and its future operating cash needs.  In April 2003 the Company received $10 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights.  The Company expects that its present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund its anticipated working capital and capital requirements through the third quarter of 2004.

During 2002, the Company discontinued all Pretarget® technology activities, reduced staffing by 67% and terminated the lease for its facilities at 410 West Harrison Street in Seattle, effective in April 2003.  Pretarget® technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and operated the facility in standby mode. The Company currently is in the process of recruiting and hiring personnel and otherwise ramping up the manufacturing plant for production of clinical material for its planned STR phase III clinical trial.

The Company may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities. The Company is seeking to form a strategic partnership for STR development and commercialization.  The Company is also addressing its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including its Pretarget® technology platform.  In addition, the Company is also looking for an investor or partner for its manufacturing facility who is interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the terms of the Texas State Bank loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the bank.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its STR development activities and/or further reduction of costs for facilities and administration.

The Company’s actual capital requirements will depend upon numerous factors, including:

•              the rate of progress and costs of its clinical trial and research and development activities, including costs and availability of clinical materials from third-party suppliers, and the Company’s ability to manufacture STR in a timely and cost-effective manner;

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

Critical Accounting Policies and Estimates

Basis of Revenue Recognition: To date, the Company does not have any significant ongoing revenue sources.  On occasion, the Company derives significant revenue from licensing its patented technologies and from government grants.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101) and Emerging Issues Task Force Consensus No. 00-21, revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement.  Billings in excess of amounts earned are classified as deferred revenue.  To the extent that a transaction contains multiple deliverables, the Company determines whether the multiple deliverables are separable, and, if separable, the revenue to be allocated to each deliverable based on fair value. If fair value is undeterminable for undelivered elements of the arrangement, revenue is deferred over the contract period. The revenue allocated to each deliverable is recognized following the requirements of SAB 101.

Quarter and nine months ended September 30, 2003 compared to quarter and nine months ended September 30, 2002

Revenue for the third quarter of 2003 was $0.2 million, compared to $0.5 million for the third quarter of 2002.  Revenue for the nine months ended September 30, 2003 was $10.5 million, compared to $2.0 million for the nine months ended September 30, 2002.  Revenue for the third quarter of 2003 consisted of revenue from a facilities lease agreement, while revenue for the first nine months of 2003 consisted of $10.0 million from the assignment and license to Boston Scientific Corporation of certain intellectual property and revenue from a facilities lease agreement.  Revenue for the third quarter of 2002 consisted of revenue from government grants and a facilities lease agreement.  Revenue for the nine months ended September 30, 2002 consisted of a milestone payment of $1.0 million from Angiotech Pharmaceuticals, Inc., revenue from government grants, and a facilities lease agreement.

Total operating expenses for the third quarter of 2003 decreased 74% to $3.2 million from $12.2 million for the third quarter of 2002 and decreased 58% to $12.1 million for the nine months ended September 30, 2003 from $28.8 million for the same period in 2002.  A significant portion of the decrease in operating expenses is due to the inclusion of a non-cash asset impairment charge of $5,658,000 in the third quarter of 2002.  Also included is a charge of $529,000 for severance relating to the curtailment of the Company’s Pretarget® Lymphoma and Pretarget® Carcinoma clinical product development programs and the resulting reduction in force implemented in July 2002.

Research and development expenses decreased 54% to $2.0 million for the third quarter of 2003 from $4.4 million for the third quarter of 2002 and decreased 58% to $7.4 million for the nine months ended September 30, 2003 from $17.5 million for the same time period in 2002.  The decrease in research and development expenses in 2003 is the result of significantly reduced staffing, curtailment of the Company’s Pretarget® programs and other cost reduction measures taken in 2002 and 2003.

General and administrative expenses decreased 26% to $1.1 million for the third quarter of 2003 from $1.5 million for the third quarter of 2002, and decreased 8% to $4.7 million for the nine months ended September 30, 2003 from $5.1 million for the same time period in 2002.  The decrease in general and administrative costs for the third quarter ended September 30, 2003 was due primarily to reductions in facilities expense, salaries and other corporate overhead expenses.

Other expense for the quarter was 0.2 million and $0.1 million for the nine months ended September 30, 2003.  The expense for the three months and nine months ended September 30, 2003 results from a loss on investment securities and interest paid on the bank note secured by the Company’s Denton, Texas manufacturing facility offset by interest income earned on liquid investments.  In 2002 other income for the same time period consisted primarily of interest income and interest paid on the bank note secured by the Company’s Denton, Texas facility.

During the nine month period ended September 30, 2003, the Company recorded a $0.2 million cumulative effect of change in accounting principle as a result of the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

Cash and investment securities as of September 30, 2003, were $15.7 million compared to $16.1 million at December 31, 2002.  NeoRx achieved an average cash expenditure rate for the third quarter of 2003 of $1.0 million per month.

Liquidity and capital resources

The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $15,740,000 at September 30, 2003 compared to $16,136,000 at December 31, 2002.  We primarily fund current operations with our existing cash and investments.  Cash used by operating activities for the nine months ended September 30, 2003 totaled $1,153,000.  Revenues and other income sources for the third quarter of 2003 and nine months ended September 30, 2003 were not sufficient to cover operating expenses.

We currently maintain a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding the pivotal phase III trial of our STR product in development.   This line of credit is available to us for the STR phase III trials subject to conditions related to the specific design thereof and to the extent that we use PPD as our Clinical Research Organization (CRO) for the phase III trial.  We may choose not to use PPD as our CRO or we may choose to use PPD, but not to utilize this line of credit, which carries an annual interest rate of 16%.

On November 12, 2002, we entered into an agreement with IDEC Pharmaceuticals Corporation relating to the sale to IDEC of certain non-core NeoRx intellectual property and the grant to IDEC of certain license rights.  We received $7.9 million in cash and may receive in the future royalty payments with respect to certain products. The intellectual property addressed by the agreement included a portfolio of US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology.  The intellectual property rights transferred to IDEC did not include rights to our STR or Pretarget programs.  With respect to the patents involved in the sale, we retained a license for the development of certain NeoRx products.

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

In October 2003 we announced that we had reached agreement with the FDA, under the Special Protocol Assessment (SPA) process, on the design of the phase III clinical trial for STR.  We also confirmed with the FDA that a single phase III study is sufficient for registration of STR, followed by a confirmatory phase IV commitment.

The phase III trial planned under the SPA will be a randomized, controlled study of STR in patients with primary refractory multiple myeloma.  The trial is expected to enroll approximately 240 evaluable patients, half on the experimental arm and half on the control arm.  Patients on the experimental arm will receive STR plus the chemotherapy drug melphalan, followed by autologous stem cell transplantation.  Patients on the control arm will receive melphalan only, followed by transplantation.  The FDA accepted complete response at six months post-transplant as a surrogate endpoint for the study.  Acceptance of a surrogate endpoint places STR on the Accelerated Approval path.  We anticipate that the STR phase III clinical trial will cost approximately $20 million, which does not include the cost of manufacturing the STR compound at our Denton facility.

We will need to raise additional capital to fund our planned STR phase III clinical trial and our future operating cash needs.  We expect that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements through the third quarter of 2004.

We may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities. We are seeking to form a strategic partnership for STR development and commercialization.  We may also address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including our Pretarget® technology platform.  In addition, we are also looking for an investor or partner for our manufacturing facility who is interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the terms of the Texas State Bank loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the bank.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its STR development activities and/or further reduction of costs for facilities and administration.

Related party transactions

The Company’s Vice Chairman of the Board of Directors, Dr. Frederick Craves, is a founder of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.  NeoRx’s Chief Executive Officer and Chairman of the Board of Directors, Jack Bowman, is on the business advisory board of BCC.  The Company and BCC entered into an agreement whereby BCC acts as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances and provide assistance relating to structuring and negotiating such transaction. The Company paid a retainer fee of $80,000 for each calendar quarter of 2002.  The Company renewed the agreement for one additional year from January 1, 2003.  The Company pays retainer fees of $25,000 per quarter, except for the quarter ended March 31, 2003, for which it paid $26,667, plus reasonable travel and other expenses.  The agreement also includes a percentage of gross value of cash, securities, property or other consideration derived from a transaction, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from this provision of their agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.

In connection with consulting services performed in 2003 and 2002, Dr. Paul G. Abrams, a former Chief Executive Officer of the Company, received consulting fees of approximately $25,500 and $76,600 for the quarters ended September 30, 2003 and 2002, respectively.  This agreement terminated on July 31, 2003.

The Company had a demand note receivable from an officer with a balance of approximately $90,700 that was recorded in other assets at March 31, 2002.  This note was paid in full on May 24, 2002.  There were no demand note receivables from related parties outstanding at September 30, 2003.

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

We have not been profitable since our formation in 1984.  As of September 30, 2003, we had an accumulated deficit of $209.2 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities.  To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales.  We do not anticipate that our proposed STR product will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR product candidate or any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products.  We anticipate that the planned STR phase III clinical trial will cost approximately $20 million, which does not include the cost of manufacturing the STR compound at our Denton facility.  Although we currently are focusing on our STR product candidate, we may in the future simultaneously conduct clinical trials and pre-clinical research for a number of different indications and cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and pre-clinical research.  We will need to raise additional capital:

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

We may seek to raise capital through the sale of equity and/or debt securities or the establishment of other funding facilities. We are seeking to form a strategic partnership for STR development and commercialization.  We may also address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including our Pretarget® technology platform.  In addition, we are also looking for an investor or partner for our manufacturing facility who is interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.

The amount of additional financing we need will depend on a number of factors, including the following:

•                  the rate of progress and costs of our clinical trial and research and development activities, including costs and availability of clinical materials from third-party suppliers, and the Company’s ability to manufacture STR in a timely and cost-effective manner;

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

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed  $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The assets acquired in the transaction secure the loan, which matures in April 2009.  During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode.  We currently are in the process of recruiting and hiring personnel and otherwise ramping up the manufacturing plant for production of clinical material for our planned STR phase III clinical trial.  We are also seeking an investor or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.  Under the terms of the Texas State Bank loan, the Denton facility and the assets used in the facility cannot be transferred without the written approval of the bank.

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

In October 2003 we announced that we had reached agreement with the FDA, under the Special Protocol Assessment (SPA) process, on the design of the phase III clinical trial for STR.  We also confirmed with the FDA that a single phase III study is sufficient for registration of STR, followed by a confirmatory phase IV commitment.  The phase III trial planned under the SPA will be a randomized, controlled study of STR in patients with primary refractory multiple myeloma.  The trial is expected to enroll approximately 240 evaluable patients, half on the experimental arm and half on the control arm.  Patients on the experimental arm will receive STR plus the chemotherapy drug melphalan, followed by autologous stem cell transplantation.  Patients on the control arm will receive melphalan only, followed by transplantation.  The FDA accepted complete response at six months post-transplant as a surrogate endpoint for the study.  Acceptance of a surrogate endpoint places STR on the Accelerated Approval path.

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

We expect to open the planned phase III trial for patient enrollment in the first quarter of 2004.  We anticipate that the phase III trial will take several years to complete and we do not expect to submit a New Drug Application before 2007 for the potential approval of STR by the FDA.  The actual time to initiation and completion of our STR phase III clinical trial, however, depends upon numerous factors, including:

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

We may not commence or complete our planned phase III clinical trial for our STR product candidate as projected, may not conduct it successfully, or may not conduct it at all.

We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product.  Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing and development of our STR product candidate.  To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials.    If we fail to commence or complete, or experience delays in or are forced to curtail our planned clinical program, our stock price and our ability to conduct our business could be harmed.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our planned phase III clinical trial may not be sufficient to support regulatory approval of our proposed STR product or any other proposed products.  The clinical trials of our proposed STR product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale.  Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which would prevent us from marketing the proposed product.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

For our STR product to be successful, we need sufficient, reliable and affordable supplies of the STR compound for clinical studies.  This requires developing and maintaining reliable and affordable third-party suppliers of commercial quantities of the radionuclide holmium-166, and the targeting agent DOTMP, used in our STR product candidate.  Sources of these materials may be limited, and we, or potential third-party suppliers of the STR compound, may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our STR product.  Timely delivery of the holmium-166 component material and of the finished STR compound is critical.  For example, holmium-166 loses its effectiveness for treating patients within a short period of time.  As a result, the STR product must be shipped within 24 hours of its manufacture to the site where the patient is to be treated.  Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product.

There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR). In December 2001, we entered into a contract, under which MURR was responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility.  That supply contract expired in December 2002.  In August 2003 we placed a purchase order with MURR for purchases of holmium-166 from November 2003 through April 2004.  Under the purchase order we will pay certain initial fixed amounts and a per unit fixed price during its term.  We are in discussions with MURR to supply holmium-166 for our planned STR phase III clinical trial.  While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound.  If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

If we fail to negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, clinical testing, sales and marketing activities may be delayed or reduced.

We rely in part on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing of product components, and clinical trials management.  We also license technology from others to enhance or supplement our technologies.  We may not be able to locate suppliers to manufacture our product components or any proposed products at a cost or in quantities necessary to make them commercially viable.  We may rely on third-party contract manufacturers to produce large quantities of certain materials, potentially including the STR compound, for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity, quality or cost.  If we are unable to contract for a sufficient supply of needed materials or products on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or market introduction and subsequent sales.  Any such delay may reduce our revenues and potential profitability.

Moreover, any potential third-party manufacturers must continually adhere to current Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program.  If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant a New Drug Application (NDA) for our proposed products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements.  If we, or any of our third-party manufacturers, fail to comply with these requirements, we may be subject to regulatory action.

Any delay or failure to restart STR manufacturing operations in Denton, Texas, or to operate the facility in a cost-effective manner and in accordance with regulatory requirements, could adversely affect our ability to proceed with our STR phase III trials on a timely and cost-effective basis.

In April 2001, we purchased a radiopharmaceutical manufacturing facility and certain other assets located in Denton, TX.  In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility achieved cGMP status and was issued appropriate radiation permits by the State of Texas. This radiopharmaceutical manufacturing facility assumed responsibility for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for the completed STR dosimetry study.  We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our planned phase III clinical trial and for potential commercial manufacture.  We are in the process of restarting and requalifying STR manufacturing operations at the facility to prepare for our planned STR phase III clinical trial, with the goal of having the facility operational for the production of clinical supplies of STR before we open the phase III clinical trial for patient enrollment, which we expect will occur in the first quarter of 2004.  We plan to operate the Denton facility ourselves while seeking to engage an investor or partner interested in continuing the facility’s radiopharmaceutical manufacturing operations and producing the STR compound.

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

If in the future we decide to transition the STR production process to a third-party supplier, such third-party supplier also could require significant start-up time to qualify and implement the manufacturing process.  In either case, our ability to move forward with further STR clinical and commercial development could be adversely affected and we may incur significant additional costs in connection with manufacturing operations.  Further, there can be no assurance that manufacturing alternatives would be available on a timely or cost-effective basis.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

The competition for development of cancer therapies is intense.  There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We initially are focusing clinical development of our STR product candidate on the treatment of multiple myeloma.  Several companies, including Celgene Corp. and Millennium Pharmaceuticals, Inc., also are developing and testing therapeutics for multiple myeloma.  In May 2003 Millennium obtained FDA approval for its Velcade™ therapeutic for treatment of multiple myeloma patients who have received at least two prior therapies and demonstrated disease progression on the last therapy.  In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Novartis AG and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer.  Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products.  Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete.

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

Since July 2002, we have implemented three reductions in force. Also in January 2003, we accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing.  Jack L. Bowman was named Executive Chairman and became Chairman of our Board of Directors on March 11, 2003.  Douglass B. Given, MD, PhD resigned as President, Chief Executive Officer and a Director of the Company on June 30, 2003.  On that date, Mr. Bowman was named Chief Executive Officer and Karen Auditore-Hargreaves, PhD was promoted to Chief Operating Officer of the Company.  As of September 30, 2003, we had a total work force of 36 full-time employees and one part-time employee. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel.  The loss of the services of one or more of the principal members of our scientific and management staff could delay our STR product development activities or other programs and research and development efforts.  We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At September 30, 2003, the Company owned $8.9 million in government debt instruments and owned corporate debt securities in the amount of $4.5 million. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company had no corporate debt securities that had maturity dates greater than one year at September 30, 2003.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits – See Exhibit Index below.

(b) Reports on Form 8-K:

Form 8-K dated July 28, 2003, announcing the Company’s earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

	By:	/s/ MELINDA G. KILE
Melinda G. Kile
Vice President, Finance and Chief Accounting Officer

Date: November 13, 2003

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Restated Articles of Incorporation, dated April 29, 1996	(B)
3.1(b)	Articles of Amendment, dated March 31, 1997, to Restated Articles of Incorporation	(C)
3.1(c)	Articles of Amendment, dated August 8, 1997, to Restated Articles of Incorporation	(K)
3.2	Bylaws, as amended, of the registrant	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated February 15, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Agreement, dated as of December 15, 1995	(F)

10.8	Indemnification Agreement (‡)	(H)
10.9	Form of Key Executive Severance Agreement (‡)	(I)
10.10	Officer Change in Control Agreement (‡)	(K)
10.11	Key Executive Severance Agreement (‡)	(K)
10.12	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company	(L)
10.13	Credit Facility Agreement, dated February 3, 2000, between NeoRx Corporation and Pharmaceutical Product Development, Inc.	(M)

10.15	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(J)
10.16	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(J)
10.17	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass B. Given (‡)	(J)
10.18	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(O)
10.19	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(P)

10.21	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	(A)
10.22	Separation Agreement, dated September 13, 2001, between NeoRx Corporation and Richard L. Anderson (‡)	(A)
10.23	Form of VP Change in Control Agreements (‡)	(A)

10.25	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Nine	(A)
10.26	Form of VP Severance Agreements (‡)	(A)
10.27	Lease Termination/Continuation Agreement between NeoRx Corporation and Dina Corporation	(R)
10.28	Purchase Agreement dated as of November 12, 2002, between NeoRx Corporation and IDEC Pharmaceutical Corporation	(S)

10.30	Patent Assignment dated April 17, 2003 between NeoRx Corporation and SciMed Life Sciences, Inc.	(Q)
10.31	Patent License Agreement dated April 17, 2003 between NeoRx Corporation and Boston Scientific Corporation	(Q)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a	(U)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14a	(U)
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350	(U)

32.2	Certification of Principal Accounting Officer pursuant to 18 USC Section 1350	(U)

‡	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-25161), filed April 14, 1997 and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference.

(E)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993 and incorporated herein by reference.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

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

(U)	Filed herewith.