Form 10-K
period 2003-12-31
NEORX CORP
filed 2004-03-09
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was approximately $82.7 million as of June 30, 2003, based on a per share closing price of $3.39 on the Nasdaq SmallCap Market on that date. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 27, 2004, 30,048,101 shares of the Registrant's Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 18, 2004, are incorporated by reference in Part III of this Form 10-K.

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

Risks Related to Our Business

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

        We have not been profitable since our formation in 1984. As of December 31, 2003, we had an accumulated deficit of $214.4 million. Our net losses were $5.1 million for the year ended December 31, 2003. We had net losses of $23.1 million for the year ended December 31, 2002, and $23.8 million for the year ended December 31, 2001. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that our proposed STR™ (Skeletal Targeted Radiotherapy) product will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

        Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

        It is expensive to develop cancer therapy products and conduct clinical trials for these products. Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply. Although we currently are focusing on our STR product candidate for multiple myeloma, we may in the future simultaneously conduct clinical trials and preclinical research for a number of different indications and cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital to:

  •
  fund operations;

  •
  continue research and development of STR and any other product candidates; and

  •
  commercialize STR or any other proposed products.

        In February 2004, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction. With the proceeds of this offering, we believe that our available cash will be sufficient to fund our anticipated working capital and capital requirements through at least the second quarter of 2005.

        We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. We are seeking to form a strategic partnership for STR development and commercialization. We also may address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including our Pretarget® technology platform. The amount of additional financing we need will depend on a number of factors, including the following:

  •
  the rate of progress and costs of our clinical trial and research and development activities, including costs and availability of clinical materials from third-party suppliers, and our ability to manufacture STR in a timely and cost-effective manner;

  •
  actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

  •
  the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

  •
  the timing and amount of milestone or other payments we might receive from potential strategic partners;

  •
  the timing and amount of payments we might receive from potential licensees;

  •
  our degree of success in commercializing our STR product candidate or other cancer therapy product candidates;

  •
  the emergence of competing technologies and products and other adverse market developments; and

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        We may not be able to obtain additional financing on a timely basis, on favorable terms, or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. For example, in July 2002, in order to preserve limited resources, we curtailed our Pretarget product development program. The discontinued Pretarget activities included our Pretarget® Lymphoma and Pretarget® Carcinoma phase I/II clinical studies and manufacturing development activities associated with the Pretarget programs. At the time of program termination, we had completed phase I safety studies for Pretarget Lymphoma in patients with non-Hodgkin's lymphoma and for Pretarget Carcinoma in patients with gastrointestinal adenocarcinoma. We may in the future be forced by cost considerations and limited access to funding to, as occurred with the Pretarget program, discontinue development and testing of product candidates in which we have invested considerable time and money. Additionally, we may be forced to partner with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently. Such relationships may not be on terms as commercially favorable to us as might otherwise be the case. If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

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

        In October 2000, the FDA placed all of our clinical trials of STR on clinical hold because of a serious toxicity that developed in about 10% of patients treated with STR on our STR phase I/II trials in multiple myeloma. This toxicity, which is called thrombotic thrombocytopenic purpura/hemolytic uremic syndrome (TTP/HUS), emerged six to 13 months after treatment. As a condition to lifting the clinical hold, the FDA requested that we collect additional data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and which we proposed to use in our planned pivotal trial program. In addition, the FDA asked us to quantify the exposure of certain organs, including the kidney, the bone and the bone marrow, to radiation from STR. Quantification of the exposure of internal organs to radiation is called dosimetry. The dosimetry study also used an adjusted radiation dosage and a revised administration regimen. We submitted data from our dosimetry study to the FDA in February 2002, along with a proposal for further clinical development of STR in patients with primary refractory myeloma (myeloma that has not been responsive to conventional first-line chemotherapy), using a revised dosing method. The FDA lifted the clinical hold in April 2003.

        TTP/HUS is a syndrome that sometimes occurs in patients conditioned for bone marrow transplant with total body irradiation. It is believed to be caused, at least in part, by radiation injury to the kidneys. Of the seven patients who developed TTP/HUS believed to be related to treatment with STR, two were alive at last follow-up in 2003. Three patients died with disease progression, making it difficult to determine the cause of death, and two patients died without disease progression, suggesting that TTP/HUS may have been a cause of death. Our studies indicated that the occurrence of drug-related TTP/HUS in the phase I/II trials was dependent on the dose of STR administered. The lowest dose at which drug-related TTP/HUS occurred was 938 mCi/m2. In the phase III trial, the dose of STR has been reduced to 750 mCi/m2. No cases of drug-related TTP/HUS have been seen among the ten patients treated in the phase I/II studies at comparable doses of STR.

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

        If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market or experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion. In addition, if we or other parties identify serious side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and/or additional marketing applications may be required.

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

        We have stated previously that we expect to open the phase III trial of STR to patient enrollment in the first quarter of 2004 and that we plan to conduct the trial at approximately 40 clinical sites in the US and Canada. To accomplish these goals, we have prioritized the list of prospective sites according to their readiness, experience and projected rate of patient accrual, and are working to open them on a rolling basis. Presently, the first tier of the sites is expected to open for patient enrollment late in the first quarter or early in the second quarter of 2004, with others to follow on a continuing basis. We believe that we continue on track to reach our goal of filing an NDA in mid 2007. We anticipate that the phase III trial will take several years to complete and we do not expect to submit a New Drug Application before 2007 for the potential approval of STR by the FDA. The actual time to initiation and completion of our STR phase III clinical trial, however, depends upon numerous factors, including:

  •
  our ability to obtain adequate additional funding;

  •
  our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

  •
  other actions by regulators;

  •
  the rate of progress and costs of our clinical trial and research and development activities;

  •
  our ability to produce sufficient, reliable and affordable supplies of the STR compound for clinical studies, and to access third-party supplies of holmium-166, the radioactive molecule used in our STR product candidate, as well as other materials used in the manufacture of the STR compound;

  •
  the costs of maintaining manufacturing operations;

  •
  the extent of scheduling conflicts with participating clinicians and clinical institutions; and

  •
  our ability to identify and enroll patients who meet trial eligibility criteria.

        We may not commence or complete our planned phase III clinical trial for our STR product candidate as projected, may not conduct it successfully, or may not complete it at all.

        We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product. Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing, development and commercialization of our STR product candidate. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to commence or complete, or experience delays in or are forced to curtail our planned clinical program, our stock price and our ability to conduct our business could be harmed.

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

        Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our planned phase III clinical trial may not be sufficient to support regulatory approval of our proposed STR product. The clinical trials of our proposed STR product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which would prevent us from marketing the proposed product.

Success in early clinical trials may not be indicative of results obtained in later trials.

        Results of our early preclinical and clinical trials are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical results. Historically, the results from preclinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. A number of new drugs and therapeutics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

        For our STR product to be successful, we need sufficient, reliable and affordable supplies of the STR compound for clinical studies. This requires developing and maintaining reliable and affordable third-party suppliers of commercial quantities of the radioactive molecule holmium-166, and the targeting agent DOTMP, used in our STR product candidate. Sources of these materials may be limited, and we, or potential third-party suppliers of the STR compound, may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our STR product. Timely delivery of the holmium-166 component material and of the finished STR compound is critical. For example, holmium-166 loses its effectiveness for treating patients within a short period of time. As a result, the STR product must be shipped within 24 hours of its manufacture to the site where the patient is to be treated. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product.

        There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR). In December 2001, we entered into a contract, under which MURR was responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility. That supply contract expired in December 2002. In August 2003 we placed a purchase order with MURR for purchases of holmium-166 from November 2003 through April 2004. Under the purchase order, we will pay certain initial fixed amounts and a per unit fixed price for any holmium-166 provided by MURR. We are in discussions with MURR to supply holmium-166 for our planned STR phase III clinical trial. While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

        We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which NeoRx licenses the STR technology. Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. To our knowledge, Dow is the only commercial source of DOTMP, although the chemical is relatively simple and inexpensive to make and could be synthesized for us by another manufacturer if Dow becomes unable or unwilling to meet our needs. We currently have a sufficient supply of DOTMP on hand to complete our phase III studies.

Our current debt obligations may restrict our operating and financing flexibility and could, in an event of default, impair our cash resources and assets.

        In connection with our 2001 purchase of the manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX. The assets acquired in the transaction secure the loan, which matures in April 2009. Principal and interest are payable in monthly installments. We began making payments on the Texas State Bank note in June 2002 and, for the period from June 2002 through December 31, 2002, paid principal and interest totaling $428,000. Principal and interest paid on the note during 2003 totaled $602,000. In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2003, the outstanding balance of the loan was $4,497,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Accordingly, we expect a reduction in our fixed payment obligation under the note in 2004. Assuming that the current bank prime interest rate (4.00% on February 27, 2004) is in effect on the payment recalculation date in April 2004, we estimate that our total fixed payment obligation in 2004, reflecting both principal and interest, will be $492,000.

        During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode through the second quarter of 2003. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if NeoRx abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company's operations. We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State

Bank suggested that it views such activities as a potential violation. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,497,000 at December 31, 2003) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

        Our success will depend in significant part on our ability to attract and maintain collaborative partners and relationships to support the sale, marketing, distribution and manufacture of STR and any other future product candidates and technologies and the development of STR in Europe. At present, our only material collaborative agreement is the exclusive worldwide (except in Australia) license granted to us by The Dow Chemical Company for the development and commercial sale of STR. Under that license, we are solely responsible for the development and commercialization of STR. Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents. Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions. After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8,500,000. We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach. We can terminate the license at any time upon prior written notice to Dow. Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency. If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement. We currently anticipate such expiration date to be February 3, 2015. Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR. If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

        In connection with our STR product development and manufacturing activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including process support and equipment validation at the Denton facility, drug dispensing and shipping, and clinical trial management. We are not materially dependent on our relationship with any of these contractors. However, because these contractors provided specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur additional costs and delays in our STR phase III trial and any other product development activities, which could have a material negative effect on our business.

        Only one of our current management and employees has any experience selling, marketing and distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of STR or any other product in development, we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position.

Any delay or failure to restart STR manufacturing operations in Denton, TX, or to operate the facility in a cost-effective manner and in accordance with regulatory requirements, could adversely affect our ability to proceed with our STR phase III trials on a timely and cost-effective basis.

        In April 2001, we purchased a manufacturing facility and certain other assets located in Denton, TX. In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility is operated in accordance with current Good Manufacturing Practices (cGMP) and was issued appropriate radiation permits by the Texas Department of Health. This manufacturing facility assumed responsibility for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for our completed STR dosimetry study. We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our planned phase III clinical trial and for potential commercial manufacture. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. Our ability to continue to utilize the Denton facility as our primary manufacturing site for the STR compound in the future will depend on a number of factors, including:

  •
  actions taken by the FDA and the timing thereof;

  •
  our ability to obtain adequate additional funding and the timing thereof;

  •
  our ability to access sufficient, reliable and affordable third-party supplies of holmium-166;

  •
  the costs of maintaining manufacturing operations;

  •
  our ability to retain qualified personnel; and

  •
  the availability and cost of potential third-party suppliers of STR.

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

        We, or any potential third-party manufacturers, must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant a New Drug Application for our proposed products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we, or any of our third-party manufacturers, fail to comply with these requirements, we may be subject to regulatory action.

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

        In addition, the protection afforded by issued patents is limited in duration. With respect to our STR product in development in the United States, we currently rely primarily on US patent numbers USPN 4,882,142 (expiring December 19, 2008) and USPN 5,059,412 (expiring October 22, 2008), both of which are licensed to us by The Dow Chemical Company. We may be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering STR after regulatory approval of STR in the United States. In addition, we have patent applications pending in the United States that include claims directed to the treatment of bone-associated cancers (including multiple myeloma) using the STR product with other cancer treatments.

        Under our license agreement with Dow, Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all licensed patents. Dow has the first right to sue any third party infringers of the STR patents. If Dow does not file suit, we have the right to sue the infringer at our own expense.

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

        Our competitors or others may have or may acquire patent rights that they could enforce against us. In such case, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms.

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

        Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner. In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

Even if we bring products to market, changes in healthcare reimbursement could adversely affect our ability to effectively price our products or obtain adequate reimbursement for sales of our products.

        The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Even in the absence of statutory change, market forces are changing the healthcare sector. We cannot predict the effect healthcare reforms may have on the development, testing, commercialization and marketability of our proposed cancer therapy products. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products, our ability to commercialize our products under development may be adversely affected. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

The loss of key employees could adversely affect our operations.

        Since July 2002, we have implemented three reductions in force. Also in January 2003, we accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing. Jack L. Bowman was named Executive Chairman and became Chairman of our Board of Directors on March 11, 2003. Douglass B. Given, MD, PhD, resigned as President, Chief Executive Officer and a Director of the Company on June 30, 2003. On that date, Mr. Bowman was named Chief Executive Officer and Karen Auditore-Hargreaves, PhD, was promoted to Chief Operating Officer of the Company. Dr. Auditore-Hargreaves was elected President of the Company effective December 5, 2003. Neile Grayson, PhD, resigned as Vice President, Corporate Development in January 2004. Although Mr. Sabo and Drs. Given and Grayson were officers of the Company, we did not, at the time of their resignations, consider them key employees in terms of our STR product development activities or other programs. Dr. Ghalie, as Vice President, Medical and Regulatory Affairs, was considered a key employee of the Company. The company did not experience any disruptions or delays as a consequence of the resignations of any or all of Mr. Sabo and Drs. Grayson, Given or Ghalie. Dr. Given and Mr. Sabo have been replaced. Dr. Grayson's position has been eliminated and her responsibilities reassigned to other members of management. Dr. Ghalie's position currently is vacant, and we are actively seeking a replacement. We elected to delay recruiting a replacement for Dr. Ghalie until the FDA-imposed clinical hold on STR was lifted. In the interim, medical and other professional employees of the Company and outside consultants have performed, and will continue to perform, the administrative and managerial responsibilities previously assigned to Dr. Ghalie.

        As of February 27, 2004, we had a total work force of 39 full-time employees and three part-time employees. Our success depends, to a significant extent, on the continued contributions of our principal management, scientific, and manufacturing personnel. The loss of the services of one or more of these individuals could delay our STR product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

        Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees and consultants. In order to commercialize our proposed products successfully, we will in the future be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. Our current financial situation may make it more difficult to attract and retain key employees.

        We have change in control agreements with all of our executive officers, severance agreements with all of our executive officers except Mr. Bowman and consulting agreements with various of our scientific advisors. Our agreements with our executive officers provide for "at will" employment, which means that each executive may terminate his or her service with us at any time. In addition, our scientific advisors may terminate their services to us at any time. As of the date of this report, no current key employee has announced his or her intention to leave the company.

Risks Related to Our Common Stock

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market; failure to maintain continued listing on Nasdaq could affect its market price and liquidity.

        Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market on March 20, 2003. We elected to seek a transfer to The Nasdaq SmallCap Market because we had been unable to regain compliance with The Nasdaq National Market minimum $1.00 bid price requirement for continued listing. By transferring to The SmallCap Market, we were afforded an extended grace period in which to satisfy The SmallCap Market $1.00 minimum bid price requirement. On May 6, 2003, we received notice from Nasdaq confirming that we are in compliance with the $1.00 SmallCap minimum bid price requirement. As a result of rule changes adopted by Nasdaq in March 2003, we will not be eligible to relist our common stock on The Nasdaq National Market unless and until our common stock maintains a minimum bid price of $5.00 per share for 90 consecutive trading days and we otherwise comply with the initial listing requirements for The Nasdaq National Market. Trading on the Nasdaq SmallCap Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq SmallCap Market typically are less liquid than those traded on The Nasdaq National Market.

        If our common stock is de-listed from The Nasdaq SmallCap Market, we would likely seek quotation on the American Stock Exchange or a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not quoted on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

        If our common stock is de-listed from the Nasdaq SmallCap Market, and if we fail to obtain quotation on another market or exchange, and if the trading price remains below $5.00 per share, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our stock price is volatile and, as a result, you could lose some or all of your investment.

        There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. The high and low closing sale prices for our common stock were $6.05 and $0.28 in 2002. In 2003, the high and low closing sale prices were $6.47 and $0.37. The high and low closing sale prices during the period from January 2, 2004 through February 27, 2004, were $5.78 and $4.25. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

  •
  announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products;

  •
  the availability of critical materials used in developing and manufacturing our proposed STR product;

  •
  the progress and results of clinical trials;

  •
  developments concerning patents, proprietary rights and potential infringement;

  •
  the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals; and

  •
  our available cash.

        In addition, potential public concern about the safety of our proposed STR product and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of one's investment in NeoRx.

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

        We have adopted a shareholder rights plan, which is intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The board of directors declared a dividend to holders of our common stock of one preferred share purchase right for each outstanding share of common stock. In addition, under certain circumstances, holders of our Series B Convertible Preferred Stock are entitled to receive one preferred share purchase right for each share of common stock into which their Series B preferred stock may be converted. The rights are exercisable ten days following the offer to purchase or acquisition of beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons. Each right entitles the registered holder, other than the acquiring person or group, to purchase from NeoRx one-hundredth of one share of Series A Junior Participating Preferred Stock at the price of $40, subject to adjustment. The rights expire April 10, 2006. In lieu of exercising the right by purchasing one one-hundredth of one share of Series A stock, the holder of the right, other than the acquiring person or group, may purchase for $40 that number of shares of our common stock having a market value of twice that price.

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

        The provisions of our articles of incorporation, shareholder rights plan and Washington law discussed above may have the effect of delaying, deterring or preventing a change of control of NeoRx, even if this change would be beneficial to our shareholders. These provisions also may discourage bids for our common stock at a premium over market price and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. In addition, these provisions could make it more difficult to replace or remove our current directors and management in the event our shareholders believe this would be in the best interests of the corporation and our shareholders.

Certain provisions of our Series B Convertible Preferred Stock may prevent or make it more difficult for us to raise funds or take other actions.

        Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation for our Series B Convertible Preferred Stock may require us to obtain the approval of the holders of Series B preferred stock to amend, alter or repeal any provision of the Certificate of Designation which may be deemed to materially adversely affect the rights of the holders of Series B preferred stock or to authorize, create or issue any class or series of securities having liquidation or other rights superior to those of the Series B preferred stock. The Series B preferred stock also contains provisions requiring the adjustment of the conversion price if we issue (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board of directors or transactions approved by a majority of the holders of the Series B preferred stock) shares of common stock at prices lower than the conversion price. This means that if we need to raise equity financing at any time when the prevailing or discounted market price for our common stock is lower than the conversion price, the conversion price will be reduced and the dilution to shareholders increased. These provisions may make it more difficult for our management or shareholders to take certain corporate actions and could delay, discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

        The outstanding shares of Series B preferred stock, at a conversion price of $5.00 per share, are currently convertible into 3,150,000 shares of common stock. In addition, warrants accompanying the Series B preferred stock, at an exercise price of $6.00 per share, are exercisable into 630,000 shares of common stock. These shares of common stock, when issued upon conversion of the Series B preferred stock and exercise of the warrants will be registered with the SEC and generally available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

        Certain provisions of the Investor Rights Agreement for our Series B preferred stock require us to pay cash liquidated damages if the registration statement filed with the SEC to register the shares of common stock issuable upon conversion of the Series B preferred stock and exercise of the warrants is not declared effective by the SEC on or before March 2, 2004 (ninety days after sale of the Series B preferred stock). We filed a registration statement with respect to the common stock underlying the Series B preferred stock and warrants on December 19, 2003. We were subsequently advised that the SEC would, as part of its corporate compliance monitoring process, conduct a full review of the registration statement and our periodic reports. The registration statement, as amended, has been cleared by the SEC for effectiveness, pending filing with, and review by, the SEC of this Annual Report on Form 10-K. As a consequence of the SEC review process, the registration statement did not become effective by March 2, 2004 and is not yet effective. We therefore may be required to pay holders of

Series B preferred stock cash liquidated damages equal to 1.5% of the purchase price of the Series B preferred stock for each 30-day period (pro rated for periods of less than 30 days) until the registration statement is declared effective. Because the SEC intends to review this Annual Report on Form 10-K before it will allow the registration statement to be declared effective, we cannot predict the effective date of the registration statement or the aggregate amount of liquidated damages we may be required to pay. We estimate that the amount of liquidated damages accruing for each thirty-day period after March 2, 2004, is $236,250.

Item 1.    BUSINESS

The Company

        NeoRx is a cancer therapeutics company developing products for targeted delivery of anti-cancer agents, including radioactive pharmaceuticals, to tumor sites.

        Our lead product candidate is STR™ (Skeletal Targeted Radiotherapy). STR is entering phase III clinical development for treatment of multiple myeloma, a cancer of the body's antibody-producing cells originating in the bone marrow. STR is designed to deliver radiation specifically to sites of cancer in the bone and bone marrow. This reduces exposure of healthy tissues other than bone to the potentially toxic effects of the radiation. Our STR product consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton. We plan to produce STR for our phase III trial at our manufacturing facility in Denton, Texas.

        We are developing STR for use with high-dose chemotherapy and stem cell transplantation. High-dose chemotherapy and stem cell transplantation, using the patient's own stored stem cells, currently offer myeloma patients the best chance to achieve a complete response to therapy. A complete response to therapy occurs if a characteristic myeloma protein in the patient's blood completely disappears. A complete response has been shown in numerous studies to be associated with a better chance of long-term survival. However, according to data from the International Blood and Marrow Transplant Registry, the proportion of patients who achieve a complete response to high-dose chemotherapy and stem cell transplantation is typically 30% or less, and the overall survival of patients at three years after transplantation is only in the range of 48-59%. We believe that adding STR to high-dose chemotherapy and stem cell transplantation may increase patient long-term survival without adding to the toxic effects caused by these treatments.

        In October 2003, we reached agreement with the FDA on our phase III clinical trial design. This agreement, called a Special Protocol Assessment, establishes the number of patients to be studied and how and when the drug's safety and effectiveness will be determined. At the same time, the FDA confirmed that a single phase III trial is sufficient to obtain marketing approval for STR, provided that the drug is shown to be safe and effective in the trial. Although the FDA has agreed to accept complete response as a surrogate endpoint for efficacy in the phase III trial, we are required to follow the phase III patients for survival after STR has transitioned into general medical practice. We refer to this post-marketing study as our phase IV commitment.

        We have stated previously that we expect to open the phase III trial of STR to patient enrollment in the first quarter of 2004 and that we plan to conduct the trial at approximately 40 clinical sites in the US and Canada. To accomplish these goals, we have prioritized the list of prospective sites according to their readiness, experience and projected rate of patient accrual, and are working to open them on a rolling basis. Presently, the first tier of the sites is expected to open for patient enrollment late in the first quarter or early in the second quarter of 2004, with others to follow on a continuing basis. We believe that we continue on track to reach our goal of filing an NDA in mid 2007.

        In December 2003, we raised approximately $14.6 million in net proceeds from the private placement of shares of a newly created class of Series B Convertible Preferred Stock, which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share. Additionally, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004. We intend to use the net proceeds from these financings for general working capital and to support our phase III clinical trial. With the proceeds of these offerings, we anticipate that our available cash will cover planned operating expenses through at least the second quarter of 2005.

        Since our inception in 1984, we have dedicated substantially all of our resources to research and development. We have not generated any significant revenue from product sales to date and have operated at a loss in each year of our existence. We had a net loss of $5.1 million for the year ended December 31, 2003, a net loss of $23.1 million for the year ended December 31, 2002, and a net loss of $23.8 million for the year ended December 31, 2001, respectively. We expect our losses to continue in the future as we expand our clinical trials and increase our research and development activities. We will need to raise additional capital to complete our research and development activities and commercialize STR or other proposed products. We may not be able to obtain required additional financing on a timely basis, on acceptable terms, or at all. Clinical studies are inherently uncertain, and our phase III trial of STR may not confirm the results we achieved in our earlier clinical trials. If STR or any future proposed products are not shown to be safe and effective, we will not receive the required regulatory approvals for commercial sale of such products. Further, we may not be able to manufacture STR or other proposed products in commercial quantities or market such products successfully.

        We plan to seek the FDA's permission during 2004 to begin additional, early-stage clinical studies of STR in patients with breast, prostate or lung cancer that has spread to the bone, and in patients with leukemia, which originates in the bone marrow. Our longer-term corporate goals include forming one or more strategic partnerships to help us develop and commercialize STR. We also intend to explore opportunities to broaden our cancer drug pipeline by licensing or otherwise acquiring additional product candidates. Further, we will seek to raise additional capital through the sale of equity or debt securities or the development of other funding mechanisms. We also may address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including our Pretarget® technology platform.

Cancer and its Treatment

        Cancer is a broad group of diseases characterized by the uncontrolled growth and spread of abnormal cells. Cancer cells have the ability to migrate from their sites of origin to invade and damage other tissues and organs, through a process called metastasis. The American Cancer Society estimated that about 1,368,000 new cancer cases would be diagnosed in the United States in 2004, and 563,700 Americans would die from cancer this year. Following heart disease, cancer is the second leading cause of death in the United States and in many other industrialized nations. The incidence of cancer is expected to increase in the coming decades, as life expectancies continue to increase in the industrialized world.

        There is considerable need for better treatments for cancer. Available therapies afford limited success. Even with the recent introduction of new therapies, there have been few significant improvements in patient survival, and any improvements in survival typically are measured in months, not years. Current treatments for cancer include surgery, external-beam radiation, chemotherapy, hormone therapy for some tumors and, more recently, interferons, antibodies and antibody-based radiotherapeutics. Conventional treatments sometimes can be curative, but generally are effective only if the cancer is detected early. Chemotherapeutics, which in general act by interfering with DNA synthesis and cell replication, are generally palliative in their effects, and seldom provide a long-term remission. Chemotherapy is typically the primary therapy for tumors that have metastasized. Chemotherapy drugs usually are administered systemically so that the drug can circulate throughout the body to reach the metastases. As chemotherapy drugs circulate, they exert their toxic effects on healthy cells as well as cancer cells. Consequently, cancer patients receiving chemotherapy often suffer severe, even life-threatening side effects, such as damage to bone marrow, lungs, heart, kidneys and nerves. Therefore, the optimal drug dose for killing cancer cells often must be reduced to avoid intolerable damage to normal cells and vital organs. Similarly, conventional methods of delivering radiation therapy, such as total body irradiation (TBI), can result in high exposure of non-target tissues and serious side effects, limiting the ability to deliver an effective therapeutic dose to the patient.

        In recent years there has been a significant effort to develop and introduce targeted therapies that deliver chemotherapeutic or radiotherapeutic agents directly to cancer cells, to increase the efficacy and mitigate the adverse side effects of these cytotoxic (cell-killing) agents. The promise of targeted therapies is enhanced therapeutic benefit and improved safety, through localization of intense doses of therapeutic molecules to specific sites of disease, while sparing healthy tissues. A variety of targeting agents has been investigated, including antibodies, peptides, small-molecule drugs and chelating agents. For example, our lead product in development, STR™, targets bone with DOTMP, a small tetraphosphonate chelator that localizes to the skeleton by its high affinity for bone mineral.

STR™ (Skeletal Targeted Radiotherapy)

Multiple Myeloma and the Lack of Effective Treatments

        NeoRx is developing STR™ (Skeletal Targeted Radiotherapy) for use with high-dose chemotherapy and autologous (self-donor) stem cell transplantation (SCT) for treatment of multiple myeloma and potentially other bone and bone marrow-related cancers. Multiple myeloma is a cancer of the plasma cells, the antibody-producing cells originating in the bone marrow. The disease is characterized by impaired blood cell formation, multiple tumor sites in the bone marrow, and widespread bone lesions that result in bone pain and fractures. Multiple myeloma typically strikes between ages 65 and 70, although there is a recent trend towards an earlier age of onset. Multiple myeloma is the second most common blood cancer. The American Cancer Society estimates that, in the United States during 2004, 15,270 new cases of multiple myeloma will be diagnosed and 11,070 patients will die from the disease.

        There is a significant unmet medical need for effective treatments for multiple myeloma. Available and emerging myeloma drugs may prolong life and relieve pain and other symptoms, but are not curative. Moreover, existing treatments have serious side effects, and not all patients are candidates for treatment because of these side effects. Cytostatic agents with lower toxicity profiles, such as thalidomide, are in development for front-line therapy and for patients with relapsed disease. However, as single agents these new drugs provide a low complete response (CR, or complete remission) rate, generally less than 5%. Even with good response to therapy and achievement of remission, all patients eventually experience relapse of their disease due to proliferation of resistant myeloma cells. Fewer than 5% of patients survive more than 10 years after diagnosis.

        Myeloma cells are sensitive to radiation. Total body irradiation (TBI) and other conventional methods of delivering radiation therapy can result in high exposure of non-target tissues and serious side effects, limiting the ability to deliver an effective therapeutic dose to the patient. Though widely used in the past in treatment regimens for multiple myeloma, TBI has not been demonstrated to provide a benefit in long-term disease control. We believe that the ability to target radiation therapy directly to myeloma tumor sites would enable delivery of more effective doses, with fewer side effects.

        Currently, the primary treatment for multiple myeloma is chemotherapy, which may be followed by high-dose chemotherapy and autologous SCT in eligible patients. Approximately a third of multiple myeloma patients respond poorly or not at all to initial chemotherapy (primary refractory patients). These patients generally have a poor outcome. The CR rate to subsequent conventional-dose salvage chemotherapies is low, and survival of these patients is limited.

        High-dose chemotherapy with autologous SCT has become the standard of care for patients with good performance status, and offers multiple myeloma patients the best chance for a CR to therapy. According to the International Bone Marrow Transplant Registry (IBMTR), an estimated 4,250 multiple myeloma patients were treated with this regimen in the United States in 2002. High-dose therapy with autologous SCT involves collection of the patient's peripheral blood stem cells, followed by a preparative regimen with high-dose chemotherapy that destroys healthy bone marrow cells and myeloma cells. Subsequent transplantation of the patient's stem cells allows reconstitution of the bone marrow so that normal blood cell production can resume. High-dose chemotherapy with autologous SCT has been shown to improve CR rates, progression-free survival, and overall survival. However, many patients do not achieve a CR to this therapy; depending on definition of response criteria, CRs to SCT are achieved in approximately 20% to 30% of myeloma patients who responded well to initial chemotherapy, and the overall survival of patients three years after transplantation is only in the range of 48% to 59%. Further increasing the chemotherapy dose in transplant regimens potentially would increase response rates, but this approach is not practical because current high-dose chemotherapy regimens already are at the limits of tolerance.

        We believe that adding targeted radiation therapy, by means of STR, to high-dose chemotherapy and autologous SCT may increase rates of CR to therapy and long-term survival without adding to the toxic effects of this regimen. We anticipate that over the next several years, about half of all newly-diagnosed, treatment-eligible multiple myeloma patients will be candidates for high-dose chemotherapy and SCT, following response to initial chemotherapy. An additional number of patients who are poor responders to initial chemotherapy, and relapsed patients undergoing second-line therapy, also may be candidates for SCT. We also expect that new cytostatic agents, such as thalidomide, may gain use in initial therapy. Because cytostatic agents are generally not toxic to the bone marrow, these agents have the potential to increase the number of patients who are eligible for transplant later in the course of their disease.

        In addition to multiple myeloma, STR with high-dose chemotherapy and SCT has the potential to improve patient outcomes in other cancers where stem cell transplantation is indicated. For example, primary bone cancers such as Ewing's sarcoma, and cancers that metastasize to the bone, such as breast, lung and prostate cancer, are potential indications for STR. In addition, acute leukemias, non-Hodgkin's lymphoma, and other cancers of the bone marrow also are potential indications for STR. According to the IBMTR, approximately 8,200 patients with leukemia and lymphoma were treated with SCT in the United States in 2002.

The STR Concept

        STR is designed to deliver high doses of radiation therapy to tumor sites throughout the skeleton, producing both a direct therapeutic effect on disseminated disease sites, plus a general marrow-ablative effect. The goal of STR is to achieve high complete response (CR) rates in transplant-eligible patients, to increase long-term disease-free survival and overall survival. There is a body of published evidence correlating longer median overall survival with the achievement of a CR after high-dose marrow-ablative chemotherapy and stem cell transplantation (SCT) in multiple myeloma patients. STR seeks to improve upon the CR rates achieved with high-dose chemotherapy and SCT, and thus improve patient survival.

        STR targets bone and adjacent marrow with the bone-seeking molecule, DOTMP, stably complexed with a radioactive substance called holmium-166. The high energy of holmium-166 allows optimal penetration of marrow and bone disease sites, while its short half-life minimizes the time required between treatment and SCT. Upon administration, STR localizes almost exclusively to the bone. This localization brings high doses of radiation in close proximity to multiple myeloma tumor cells. The radiation destroys the DNA of the cells, preventing the rapid replication associated with tumor growth. STR that does not localize to the bone is eliminated through the kidneys shortly after administration.

STR Clinical Development

        We completed phase I/II dose escalation studies of STR in combination with high-dose chemotherapy (melphalan) and autologous SCT in 82 patients with multiple myeloma in 2000. In October 2000, the FDA placed all of our clinical trials of STR on clinical hold because of a serious toxicity that developed in about 10% of patients treated with STR in our phase I/II trials. This toxicity, which is called thrombotic thrombocytopenic purpura/hemolytic uremic syndrome (TTP/HUS), emerged six to 13 months after treatment. TTP/HUS is a syndrome that sometimes occurs in patients conditioned for bone marrow transplant with total body irradiation. It is believed to be caused, at least in part, by radiation injury to the kidneys. Of the seven patients who developed TTP/HUS believed to be related to treatment with STR, two were alive at last follow-up in 2003. Three patients died with disease progression, making it difficult to determine the cause of death, and two patients died without disease progression, suggesting that TTP/HUS may have been a cause of death. Our studies indicated that the occurrence of drug-related TTP/HUS in the phase I/II trials was dependent on the dose of STR administered. The lowest dose at which drug-related TTP/HUS occurred was 938 mCi/m2. We reduced the dose in our phase III trial to 750 mCi/m2. No cases of drug-related TTP/HUS have been seen among the ten patients treated in the phase I/II studies at comparable doses of STR.

        As a condition to lifting the clinical hold, the FDA requested that we collect additional data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and which we planned to use in our proposed phase III trial. In addition, the FDA asked us to quantify the exposure of certain organs, including the kidney, the bone and the bone marrow, to radiation from STR. Quantification of exposure of internal organs to radiation is called dosimetry. The study also used an adjusted radiation dosage and a revised administration regimen.

        We completed this dosimetry study in late 2002 and submitted data from the study to the FDA in February 2003. At that time, we also submitted a proposal for further clinical development of STR in multiple myeloma patients with primary refractory myeloma (myeloma that has not been responsive to conventional first-line chemotherapy). The FDA lifted the clinical hold in April 2003. In October 2003, we reached agreement with the FDA on our STR phase III clinical trial design. This agreement, called a Special Protocol Assessment (SPA), established the number of patients to be studied and how and when the drug's safety and effectiveness will be determined. The SPA process is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a New Drug Application (NDA). The FDA also confirmed that a single phase III trial is sufficient to obtain marketing approval for STR, provided that the drug is shown to be safe and effective in the trial. Although the FDA has agreed to accept complete response as a surrogate endpoint for efficacy in the phase III trial, we are required to follow the phase III patients for survival as our phase IV (post-marketing) commitment.

        The phase III trial planned under the SPA is a randomized, controlled study of STR in patients with primary refractory multiple myeloma. These are patients who have failed to achieve at least a partial response to conventional chemotherapy and have been undergoing treatment for less than 18 months. The trial is expected to enroll approximately 240 evaluable patients, half on the experimental arm and half on the control arm. Patients on the experimental arm will receive STR plus the chemotherapy drug melphalan, followed by autologous SCT. Patients on the control arm will receive melphalan only, followed by SCT.

        The FDA accepted complete response at six months post-transplant as a surrogate endpoint for the phase III study. The usual endpoint of oncology trials of this nature is patient survival, determined by comparing the median length of survival of the patient population that receives the experimental treatment to the median length of survival of the patient population that receives conventional treatment. Complete response at six months post-transplant is an endpoint that can be measured earlier than survival and therefore may shorten the timeline for seeking regulatory approval. The FDA's acceptance of a surrogate endpoint places STR on the Accelerated Approval path. Accelerated Approval is intended to make promising products for life-threatening diseases available earlier in the course of development, by allowing approval on the basis of a clinical endpoint other than patient survival.

        We have stated previously that we expect to open the phase III trial of STR to patient enrollment in the first quarter of 2004 and that we plan to conduct the trial at approximately 40 clinical sites in the US and Canada. To accomplish these goals, we have prioritized the list of prospective sites according to their readiness, experience and projected rate of patient accrual, and are working to open them on a rolling basis. Presently, the first tier of the sites is expected to open for patient enrollment late in the first quarter or early in the second quarter of 2004, with others to follow on a continuing basis. We believe that we continue on track to reach our goal of filing an NDA in mid 2007.

        Assuming successful completion of the phase III trial, we anticipate filing an NDA for the treatment of multiple myeloma in mid 2007. Clinical studies are inherently uncertain, however, and our phase III trial may not confirm the results we achieved in our earlier clinical trials. If STR is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of that product.

        The FDA has designated STR as an orphan drug for the treatment of multiple myeloma, under the provisions of the Orphan Drug Act, as amended. To qualify for orphan drug status, a proposed drug must be intended for use in the treatment of a condition that affects fewer than 200,000 people in the United States. Orphan drug status entitles NeoRx to exclusive marketing rights for STR in the United States for seven years following market approval and qualifies us for research grants to support clinical studies, tax credits for certain research expenses and an exemption from certain application user fees. As discussed below in the section entitled "Government Regulation and Product Testing," the manufacture and marketing of STR are subject to regulation for safety, efficacy and quality by the FDA and comparable authorities in other countries.

STR Manufacturing

        In April 2001, we purchased a manufacturing facility and certain other assets located in Denton, Texas. In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility is operated in accordance with current Good Manufacturing Practices (cGMP) and was issued appropriate radiation permits by the Texas Department of Health. This manufacturing facility was responsible for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for the dosimetry trial we completed in 2002. During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in a standby mode. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. As of February 27, 2004, we had a staff of 14 full-time employees at the Denton facility.

        Our manufacturing facility must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities cannot pass a pre-approval plant inspection, the FDA will not grant an NDA for STR or any other proposed products. The requirements of cGMP and comparable regulations are discussed below in the section entitled "Government Regulation and Product Testing."

Single Source Suppliers

        In order to manufacture the STR compound, we need reliable and affordable third-party suppliers of commercial quantities of the radioactive molecule, holmium-166, and the targeting agent, DOTMP, used in our STR product.

        There are, in general, relatively few sources of holmium-166. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR). In December 2001, we entered into a contract, under which MURR was responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility. That supply contract expired in December 2002. In August 2003, we placed a purchase order with MURR for purchases of holmium-166 from November 2003 through April 2004. Under the purchase order, we will pay certain initial fixed amounts and a per unit fixed price for any holmium-166 provided by MURR. We are in discussions with MURR to supply holmium-166 for our planned STR phase III clinical trial. While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials.

        We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which NeoRx licenses the STR technology. Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. To our knowledge, Dow is the only commercial source of DOTMP, although the chemical is relatively simple and inexpensive to make and could be synthesized for us by another manufacturer if Dow becomes unable or unwilling to meet our needs. We currently have a sufficient supply of DOTMP on hand to complete our phase III studies. We do not believe that our current reliance on Dow and the absence of a formal DOTMP supply contract with Dow create a material risk of impairment of our STR manufacturing and delivery processes.

Patents and Proprietary Rights

        Our policy is to aggressively protect our proprietary technologies. We have filed applications for US and foreign patents on many aspects of our technologies. We currently have more than 100 issued US patents in our portfolio.

        Our STR™ portfolio includes US patents covering the STR product composition and its use, with corresponding international patent coverage. We also have applied for additional patent protection on the STR product and methods of its use in the United States and abroad, which includes new claims for STR relating to the treatment of bone-associated cancers, including multiple myeloma, Ewing's sarcoma and metastatic breast and prostate cancer, using a combination of STR with high-dose chemotherapy and SCT.

        NeoRx holds an exclusive worldwide (except in Australia) license from The Dow Chemical Company for the development and commercial sale of STR. Under that license, we are solely responsible for the development and commercialization of STR. Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents. Dow has the first right to sue any third party infringers of the STR patents. If Dow does not file suit, we have the right to sue the infringer at our own expense. Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions. After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8,500,000. We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach. We can terminate the license at any time upon prior written notice to Dow. Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency. If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement. We currently anticipate such expiration date to be February 3, 2015. Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR. If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

        With respect to the STR product in development in the United States, we currently rely primarily on USPN 4,882,142 (expiring December 19, 2008) and USPN 5,059,412 (expiring October 22, 2008), both of which are licensed exclusively to us by Dow for the development and commercialization of STR. Additional licensed patents expiring on November 21, 2009 and December 15, 2009, cover STR in the European Union. The patent protection and exclusivity afforded STR under the Dow license is further supplemented by the FDA's designation of STR as an orphan drug for the treatment of multiple myeloma. Orphan drug status entitles STR to a seven-year exclusive marketing period for multiple myeloma in the United States following market approval. Other avenues exist which may further extend STR patent protection and exclusivity. In the United States, these include The Drug Price and Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, which, among other things, generally provides for patent term extension for up to five years for an issued patent covering a drug product (or its use or manufacture) which has undergone regulatory review before marketing. In addition, since STR has not been previously approved for marketing in the United States, STR may qualify for new chemical entity data exclusivity, under which the FDA bans submissions of applications from competitors based on published data or Abbreviated New Drug Applications (ANDA) for a drug containing the same active agent. Certain patent term restoration procedures and marketing exclusivity rights also may be available for qualifying drug products in the European Union or individual foreign countries. We intend to evaluate the availability of these mechanisms for extending the patent term and marketing exclusivity for STR on an individual regional or country basis if we conduct STR clinical trials abroad. We cannot be certain that we will be successful in any efforts to extend the term of any patent relating to the STR product or that STR will be granted marketing exclusivity rights in the United States or abroad.

        Risks associated with the protection of our patents and other proprietary technologies are described under the heading "Risk Factors" above. Pending or future applications of NeoRx or our collaborators will not necessarily result in issued patents. Moreover, the current patents owned by or licensed to NeoRx may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

        The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities, and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford us or our licensees' biotechnology products and underlying technology. It also is difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

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

        Many biotechnology companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with our product candidates. In addition, a number of established pharmaceutical companies, including GlaxoSmithKline, Amersham PLC, Mallinckrodt, Inc. (Tyco Healthcare) and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with proprietary technologies applicable to cancer therapy. Many of our existing or potential competitors have or have access to substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products.

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

Government Regulation and Product Testing

        The manufacture and marketing of our proposed STR product and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of STR or any other product candidate. Product development and approval within this regulatory framework take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

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

        In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with and inspected by the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice (cGMP) regulations, which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

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

        If a compound is found to have potential activity in a disease or condition and to have an acceptable safety profile in phase II clinical trials, phase III clinical trials are undertaken to further evaluate clinical activity and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Often, phase IV (post-marketing) studies are required by the FDA in order to gain more data on safety and efficacy with a drug after it has transitioned into general medical practice. With respect to STR or any proposed products subject to clinical trials, there can be no assurance that phase I, phase II or phase III studies will be completed successfully within any specific time period, if at all. Clinical studies are inherently uncertain, and our phase III trial of STR may not confirm the results we achieved in our earlier clinical trials. If STR is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of that product. Furthermore, we or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

        The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a New Drug Application (NDA), for approval of the marketing and commercial shipment of the drug. The testing and approval processes are likely to require substantial cost, time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-market testing and surveillance to monitor the safety of the product. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NDA approval is the requirement that the prospective manufacturers' quality control and manufacturing procedures conform to cGMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

Employees

        As of February 27, 2004, we had 39 full-time employees and three part-time employees, which includes staff employed by our manufacturing subsidiary in Denton, TX. Of these full-time employees, six hold PhD degrees, one holds an MD degree, and one holds a JD degree. Of the total full-time employees, 27 employees were engaged in research, development, or manufacturing activities, and 12 were employed in general administration. Douglass B. Given, MD, PhD resigned as President, Chief Executive Officer and a Director of the Company on June 30, 2003. On that date, Mr. Bowman was named Chief Executive Officer and Karen Auditore-Hargreaves, PhD, was promoted to Chief Operating Officer of the Company. Dr. Auditore-Hargreaves was elected President of the Company effective December 5, 2003. Neile Grayson, PhD, resigned as Vice President, Corporate Development in January 2004.

        We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

Where You Can Find More Information

        NeoRx files annual, quarterly and current reports, as well as registration and proxy statements and other information, with the Securities and Exchange Commission. These documents may be read and copied at the SEC's public reference rooms in Washington, DC, New York, NY and Chicago IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings also are available to the public at the Internet website maintained by the SEC at www.sec.gov. The Company's reports filed with the SEC after January 1, 2003, also are available on our website, www.neorx.com. The information contained in our web site does not constitute part of, nor is it incorporated by reference into, this Annual Report. We will provide paper copies of our SEC filings free of charge upon request.

Item 2.    PROPERTIES

        NeoRx occupies approximately 21,000 square feet of office space located at 300 Elliott Avenue West in Seattle, WA, under a lease that expires July 21, 2009. In February 2003, the administrative offices previously located at 410 West Harrison Street, Seattle, WA, were consolidated into this location.

        In October 2002, NeoRx terminated a lease on approximately 36,000 square feet of office laboratory and manufacturing space at 410 West Harrison Street, Seattle, WA. The cost of terminating the lease included base rent, moving, decontamination and repair costs and totaled approximately $290,000.

        We continue to occupy approximately 2,900 square feet in a building and a parking area adjacent to the 410 West Harrison Street building. In 2003, we made improvements and converted 2,500 square feet of the space into a laboratory used for research and development activities. The balance of the space is used for storage. The lease on this building expires on May 31, 2006.

        We believe that these facilities are in good condition and are adequate for all present uses.

        In April 2001 NeoRx purchased a radiopharmaceutical manufacturing facility located on 12 acres in Denton, TX. The facility is operated in accordance with current Good Manufacturing Practice (cGMP) and has been issued appropriate radiation permits from the State of Texas. The main building is approximately 88,000 square feet and houses approximately 12,000 square feet of cleanrooms. The area has been used for radiopharmaceutical manufacturing, quality control laboratories and support functions. Current capabilities include terminal sterilization, aseptic processing and aseptic filling of radiopharmaceuticals, as well as STR formulation and filling. The facility was designed to allow for future expansion.

        During 2002 and early 2003, we reduced staff at the Denton facility to four employees and operated the facility in a standby mode through the second quarter of 2003. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. We believe that the Denton facility has the capabilities and capacity to serve as our principal manufacturing site for the STR compound for our phase III trial.

        In December 2003 we sold to Trace Radiochemical, Inc., certain unused real estate and associated equipment adjacent to our Denton facility for $950,000. In connection with the sale, we also transferred to Trace our interest under a lease of a cyclotron housed on the property. We used the proceeds from the transaction to reduce our long-term debt on the facility.

Item 3.    LEGAL PROCEEDINGS

        Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock traded on The Nasdaq National Market System until March 20, 2003, when its listing was transferred to The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices for NeoRx Common Stock as reported on The Nasdaq National Market or SmallCap Market. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$0.82	$0.37
Second Quarter	3.60	0.70
Third Quarter	6.28	2.34
Fourth Quarter	6.47	4.10
2002
First Quarter	$12.50	$3.25
Second Quarter	7.25	3.00
Third Quarter	4.01	2.00
Fourth Quarter	6.80	2.51

        The closing price of the Company's Common Stock on The Nasdaq SmallCap Market was $4.48 on February 27, 2004.

        There were approximately 927 shareholders of record as of February 27, 2004. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

        The Company has not paid any cash dividends on the Common Stock since its inception and does not intend to pay cash dividends on the Common Stock in the foreseeable future.

        On December 3, 2003, the Company raised approximately $14.6 million in net proceeds through the sale in a private placement under Section 4(2) of the Securities Act of 1933, as amended, of 1,575 shares of a newly created class of Series B Convertible Preferred Stock, $0.02 par value, to selected institutional investors. The Series B preferred stock is convertible into 3,150,000 shares of NeoRx Common Stock at a price of $5.00 per share. No mandatory dividends are payable on the Series B preferred stock. In addition, purchasers of the Series B preferred stock received five-year warrants to purchase an aggregate of 630,000 shares of Common Stock at $6.00 per share. The shares of Series B preferred stock sold in the offering have not been registered under the Securities Act and cannot be offered or sold in the United States absent registration or an applicable exemption from registration. As part of the transaction, the Company intends to file a registration statement covering resale of the shares of Common Stock issuable upon conversion of the Series B preferred stock and exercise of the warrants. Leerink Swann & Company served as the placement agent in the offering. The Company paid Leerink Swann an aggregate fee of $876,000 for such services. The Financial West Group provided additional placement assistance for which it received a fee of $200,000.

Item 6.    SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following table shows selected financial data. It is important to read this selected financial data along with the "Financial Statements and Supplementary Data," as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues	$10,531	$11,054	$2,873	$3,549	$591
Operating expenses	15,218	34,949	29,020	21,594	15,354
Loss from operations	(4,687)	(23,895)	(26,147)	(18,045)	(14,763)
Net loss	(5,059)	(23,093)	(23,802)	(11,402)	(11,951)
Net loss applicable to common shareholders	(7,535)	(23,593)	(24,303)	(11,905)	(12,459)
Net loss per common share—basic and diluted	$(0.28)	$(0.89)	$(0.92)	$(0.50)	$(0.59)
Weighted average common shares outstanding—basic and diluted	27,280	26,645	26,402	23,853	21,009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,166	$6,564	$4,097	$8,389	$3,752
Investment securities	12,335	9,572	29,484	49,189	15,289
Working capital	26,064	14,195	31,123	59,315	16,664
Total assets	35,691	25,993	51,028	64,458	20,765
Note payable, net of current portion	4,112	5,182	5,696	—	—
Shareholders' equity	$29,490	$17,576	$41,715	$62,245	$17,822

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described in the "Important Information Regarding Forward-Looking Statements" at the beginning of this report, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled "Risk Factors."

Critical Accounting Policies

        Basis of Revenue Recognition:    To date, we do not have any significant ongoing revenue sources. On occasion, we derive significant revenue from the sale or licensing of our patented technologies and from government grants. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Consensus No. 00-21, revenues from collaborative agreements are recognized as earned as we perform research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. To the extent that a transaction contains multiple deliverables, we determine whether the multiple deliverables are separable, and, if separable, the revenue to be allocated to each deliverable based on fair value. If fair value is undeterminable for undelivered elements of the arrangement, revenue is deferred over the contract period or until delivery, as applicable. The revenue allocated to each deliverable is recognized following the requirements of SAB 104. For a detailed description of our revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.

        Impairment of Long-Lived Assets:    In September 2002, we recognized a non-cash asset impairment loss of $5.6 million on certain facilities and equipment resulting from our decisions to reduce staff at our Denton, TX radiopharmaceutical manufacturing facility, eliminate contract manufacturing activities in Denton, and curtail Pretarget® activities at our Seattle, WA research and development facility. The loss on the Denton facility and related equipment was determined via outside appraisals. The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge was associated with our decision to suspend production of the STR compound and operate the Denton facility on a standby basis, pending a decision to resume clinical testing of STR and production of clinical materials.

Results of Operations

Year Ended December 31, 2003 Compared with December 31, 2002

        The Company's revenues for 2003 totaled $10.5 million, which consisted of $10.0 million from the assignment and licensing to Boston Scientific Corporation of certain intellectual property and revenue from a facilities lease. The Company's revenues for 2002 totaled $11.1 million, which consisted of $7.9 million from the sale to IDEC Pharmaceuticals Corporation of certain intellectual property and the grant to IDEC of certain license and option rights, milestone payments of $2 million from Angiotech Pharmaceuticals, Inc., and revenue from government grants and a facilities lease. We do not have any significant ongoing revenue sources.

        Total operating expenses decreased 56% to $15.2 million for the year ended December 31, 2003, from $34.9 million for the same time period in 2002. Total operating expenses for the year ended December 31, 2002 included a non-cash asset impairment charge of $6.2 million. Additionally, a restructuring charge of $1.2 million was incurred in 2002 relating to severance for reductions in staff.

        Research and development expenses decreased 54% to $9.6 million for the year ended December 31, 2003, from $20.8 million for the same time period in 2002. The decrease in research and development expenses for the year ended December 31, 2003, predominately was due to an overall reduction of all research and development activities, including a $5.5 million decrease in our STR product development program and a $4.0 million decrease resulting from the curtailment of our Pretarget® clinical development programs in July 2002.

        General and administrative expenses decreased 7% to $6.3 million for the year ended December 31, 2003, from $6.8 million for the same time period in 2002. The decrease in general and administrative costs for the year ended December 31, 2003 was due to reductions of $0.3 million in facilities expense, $0.2 million in recruiting costs and $0.2 million in corporate communications expense, partially offset by increases of $0.2 million in compensation costs and $0.1 million in insurance expense.

        During the year 2003, the Company recorded a $0.2 million cumulative effect of change in accounting principle as a result of the Company's adoption of SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. In December 2003 the Company sold certain real estate and associated equipment located adjacent to its Denton, TX manufacturing facility to Trace Radiochemical, Inc., for $950,000. In connection with the sale, the Company also transferred its interest under a lease of a cyclotron that is housed on the property. The transfer of these assets eliminated the future asset retirement obligation as recorded under SFAS 143.

        In December 2003 the Company raised $15.75 million in gross proceeds through the sale in a private placement of 1,575 shares of a newly created class of Series B Convertible Preferred Stock. The new convertible preferred shareholders also received five-year warrants to purchase an aggregate of 630,000 shares of common stock at $6.00 per share. The Company recognized a beneficial conversion feature in determining net loss applicable to common shares of $2.0 million for the value associated with the warrants issued in connection with the Series B Preferred Stock.

        Other expenses totaled $0.2 million in 2003 and consisted primarily of realized loss on the sale of investment securities. Other income totaled $0.8 million in 2002 and consisted primarily of interest income from investment securities.

        Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2003 and 2002.

Year Ended December 31, 2002 Compared with December 31, 2001

        The Company's revenues for 2002 totaled $11.1 million, which consisted of revenue of $7.9 million from the sale to IDEC Pharmaceuticals, Inc., of certain intellectual property and the grant to IDEC of certain license rights, milestone payments totaling $2.0 million from Angiotech Pharmaceuticals, Inc., and $1.2 million in revenue from government grants and a facilities lease. The Company's revenues for 2001 totaled $2.9 million, which included $1.2 million from the receipt of stock warrants from Angiotech and $1.7 million from government grants and a facilities lease. We do not have any significant ongoing revenue sources. On occasion, we derive significant revenue from the sale or licensing of our patented technologies, and from government grants. Pursuant to SAB 104, the timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement. For a description of our revenue recognition policy, refer to Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.

        Total operating expenses increased 20% to $34.9 million for the year ended December 31, 2002, from $29.0 million for the same time period in 2001. Total operating expenses for the year ended December 31, 2002, included a non-cash asset impairment charge of $6.2 million. Additionally, a restructuring charge of $1.2 million was incurred relating to severance for reductions in staff completed in July 2002, October 2002 and January 2003.

        Research and development expenses decreased 3% to $20.8 million for the year ended December 31, 2002, from $21.4 million for the same time period in 2001. The decrease in research and development expenses for the year ended December 31, 2002 was predominantly due to a $0.7 million reduction in expenses resulting from the curtailment in July 2002 of our Pretarget® Lymphoma and Pretarget® Carcinoma clinical product development programs and the resulting reductions in staff.

        General and administrative expenses decreased 11% to $6.8 million for the year ended December 31, 2002, from $7.6 million for the same time period in 2001. The decrease in general and administrative costs for year ended December 31, 2002, was due primarily to a $0.7 million reduction in non-employee stock option expenses, a $0.6 million reduction in staffing costs and a $0.2 million reduction in recruiting costs. These decreases were offset in part by a $0.4 million increase in legal costs and a $0.2 million increase in insurance costs.

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

        Other income totaled $0.8 million and $2.3 million in 2002 and 2001, respectively, and consisted primarily of interest income from investment securities.

        Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2002 and 2001.

Major Research and Development Projects

        Our major research and development projects during the fiscal years ended December 31, 2003, 2002 and 2001 were Skeletal Targeted Radiotherapy (STR™) and Pretarget® technology.

        Skeletal Targeted Radiotherapy.    We are developing STR for the treatment of multiple myeloma, a cancer originating in the bone marrow. STR is designed to deliver radiation specifically to sites of cancer in the bone and bone marrow. STR consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton. We have incurred costs of approximately $45.4 million in connection with the STR program since the program's inception in 1998.

        In October 2003, we reached agreement with the FDA on our STR phase III clinical trial design. This agreement, called a Special Protocol Assessment, establishes the number of patients to be studied and how and when the drug's safety and effectiveness will be determined. At the same time, the FDA confirmed that a single phase III trial is sufficient to obtain marketing approval for STR, provided that the drug is shown to be safe and effective in the trial. Although the FDA has agreed to accept complete response as a surrogate endpoint for efficacy in the phase III trial, we are required to follow the phase III patients for survival as our phase IV commitment.

        We have stated previously that we expect to open the phase III trial of STR to patient enrollment in the first quarter of 2004 and that we plan to conduct the trial at approximately 40 clinical sites in the US and Canada. To accomplish these goals, we have prioritized the list of prospective sites according to their readiness, experience and projected rate of patient accrual, and are working to open them on a rolling basis. Presently, the first tier of the sites is expected to open for patient enrollment late in the first quarter or early in the second quarter of 2004, with others to follow on a continuing basis. We believe that we continue on track to reach our goal of filing a New Drug Application (NDA) in mid 2007. Assuming successful completion of the phase III trial, we anticipate filing a NDA for the treatment of multiple myeloma in mid 2007.

        Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million. These costs could be substantially higher if we have to repeat, revise or expand the scope of our trials, or conduct additional clinical trials not presently planned, to secure marketing approvals.

        Material cash inflows relating to our STR development will not commence until after marketing approvals are obtained, if they are obtained, and then only if STR finds acceptance in the marketplace. To date, we have not received any revenues from product sales of STR.

        The risks and uncertainties associated with completing the development of STR on schedule, or at all, include the following, as well the other risk factors described in this report:

  •
  STR may not be shown to be safe and efficacious in the phase III trials;

  •
  We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

  •
  We may be unable to continue to manufacture or otherwise secure adequate supplies of STR in order to complete the phase III clinical trials and initiate commercial launch upon approval;

  •
  We may be unable to recruit enough patients to complete the phase III trial in a timely manner; and

  •
  We may not have adequate funds to complete the development of STR.

        If we fail to obtain marketing approval for STR, are unable to secure adequate clinical and commercial supplies of STR, or do not complete development and obtain regulatory approval on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

  •
  We would not earn any sales revenue from STR, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

  •
  Our reputation among investors might be harmed, which could make it more difficult for us to obtain equity capital on attractive terms or at all.

        Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the period in which material cash inflows from our STR program will commence, if ever.

        Pretarget®.    Pretarget technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells, while largely sparing healthy tissues. We curtailed further development of our Pretarget® product development activities in July 2002. The discontinued Pretarget® activities included our Pretarget Lymphoma and Pretarget Carcinoma phase I/II clinical programs and manufacturing development activities associated with the Pretarget programs. We are seeking to sell or license our Pretarget patent portfolio.

        The Company cannot determine the total costs incurred for the Pretarget program. The Pretarget program was initiated in 1987, and records separately tracking the costs of the project over its approximately 15-year history are not readily available. Due to our decision to discontinue the Pretarget program, there is neither an anticipated completion date nor an expected period during which material net cash inflows will commence. Following our restructuring in 2002, we have not depended on the successful development and completion of our Pretarget technology and, therefore, there are no risks and uncertainties associated with the Pretarget program that would materially impact our operations and financial position. We cannot predict whether our efforts to sell or license our Pretarget patent portfolio will be successful or what the terms of such sale or license, if any, will be.

        Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects. Finally our total development costs include the costs of various other research efforts directed toward the identification of future product candidates. These other research projects are pre-clinical and not considered major projects. Our total research and development costs are summarized below:

Summary of Research and Development Costs

	2003	2002	2001
	(in thousands)
STR	$6,169	$11,665	$12,022
Pretarget	240	4,220	4,964
Other overhead and research costs	3,182	4,941	4,462

Total research and development costs	$9,591	$20,826	$21,448

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $27,501,000 at December 31, 2003, compared to $16,136,000 at December 31, 2002. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for 2003 totaled $4,100,000. Revenues and other income sources were not sufficient in 2003 to cover operating expenses.

        In 2000, we established a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding the pivotal phase III trials of our STR product candidate. The line, which carried an annual interest rate of 16%, expired in February 2004. No funds were drawn against the line through the date of termination.

        In January 2002, we sold the remainder of our investment in Angiotech Pharmaceuticals, Inc., for $1.4 million and recognized a gain on the sale of approximately $109,000. We also received $2,000,000 in milestone payments from Angiotech in 2002. We cannot predict whether or not we may receive future milestone payments under this agreement.

        On November 12, 2002, we entered into an agreement with IDEC Pharmaceuticals, Inc., relating to the sale to IDEC of certain NeoRx intellectual property and the grant to IDEC of certain license rights. We received $7.9 million in cash. The intellectual property addressed by this agreement includes a portfolio of US and international patents and certain associated technology and know-how relating to antibody-based therapeutics and ligand-linker technology. The intellectual property rights transferred to IDEC did not include rights to our STR or Pretarget programs. In February, 2004, we terminated the license rights relating to ligand-linker technology granted to IDEC under the agreement. We have not received from IDEC any royalties pursuant to this license, and we will not receive any royalty payments from IDEC in the future. With respect to the patents involved in the sale, we retained a license to develop products utilizing antibody-based therapeutics in the field of targeted radioimmunotherapy.

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

        In October 2003, we announced that we had reached agreement with the FDA, under the Special Protocol Assessment (SPA) process, on the design of the phase III clinical trial for STR. We also confirmed with the FDA that a single phase III study is sufficient for registration of STR, provided that the drug is shown to be safe and effective in the trial. Although the FDA has agreed to accept complete response as a surrogate endpoint for efficacy in the phase III trial, we are required to follow the phase III patients for survival as our phase IV (post-marketing) commitment. The phase III trial planned under the SPA will be a randomized, controlled study of STR in patients with primary refractory multiple myeloma. The trial is expected to enroll approximately 240 evaluable patients. The FDA accepted complete response at six months post-transplant as a surrogate endpoint for the study. Acceptance of a surrogate endpoint places STR on the Accelerated Approval path. Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply.

        In December 2003, we raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock, which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share. Additionally, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004. We intend to use the net proceeds from these financings for general working capital and to support our phase III pivotal trial. With the proceeds of these offerings, we expect that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements at least through the second quarter of 2005.

        In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX. The loan, which matures in April 2009, is secured by the assets acquired in the transaction. The interest rate on the loan was 4.00% on December 31, 2003. The interest rate, which is equal to the bank prime rate, is reset in April of each year. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during 2003 totaled $602,000. In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2003, the outstanding balance of the loan was $4,497,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Accordingly, we expect a reduction in our fixed payment obligation under the note in 2004. Assuming that the current bank prime interest rate (4.00% on February 27, 2004) is in effect on the payment recalculation date in April 2004, we estimate that our total fixed payment obligation in 2004, reflecting both principal and interest, will be $492,000.

        During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode through the second quarter of 2003. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if NeoRx abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company's operations. We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,497,000 at December 31, 2003) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

        Certain provisions of the Investor Rights Agreement for our Series B preferred stock require us to pay cash liquidated damages if the registration statement filed with the SEC to register the shares of Common Stock issuable upon conversion of the Series B preferred stock and exercise of the warrants is not declared effective by the SEC on or before March 2, 2004 (ninety days after sale of the Series B preferred stock). We filed a registration statement with respect to the Common Stock underlying the Series B preferred stock and warrants on December 19, 2003. We subsequently were advised that the SEC would, as part of its corporate compliance monitoring process, conduct a full review of the registration statement and our periodic reports. The registration statement, as amended, has been cleared by the SEC for effectiveness, pending filing with, and review by, the SEC of this Annual Report on Form 10-K. As a consequence of the SEC review process, the registration statement did not become effective by March 2, 2004 and is not yet effective. The Company therefore may be required to pay holders of Series B preferred stock cash liquidated damages equal to 1.5% of the purchase price of the Series B preferred stock for each 30-day period (pro rated for periods of less than 30 days) until the registration statement is declared effective. Because the SEC intends to review this Annual Report on Form 10-K before it will allow the registration statement to be declared effective, we cannot predict the effective date of the registration statement or the aggregate amount of liquidated damages we may be required to pay. We estimate that the amount of liquidated damages accruing for each thirty-day period after March 2, 2004, is $236,250.

        We will need to raise additional capital to fund our proposed STR phase III clinical trial program and our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. We are seeking to form a strategic partnership for STR development and commercialization. We also may address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including our Pretarget® technology platform. In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our STR development activities and/or further reduction of costs for facilities and administration.

        Our actual capital requirements will depend upon numerous factors, including:

  •
  the rate of progress and costs of our clinical trial and research and development activities, including costs and availability of clinical material from third-party suppliers, and our ability to manufacture STR in a timely and cost-effective manner;

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

        There can be no assurance that we will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. Our financial statements are prepared on a going concern basis; however, if we are forced to liquidate our assets, we may not recover the carrying amount of such assets.

        At December 31, 2003, the Company had the following long-term commitments (in thousands):

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease commitments	$627	$1,190	$1,100	$321	$3,238
Note payable	$385	$818	$886	$2,408	$4,497

New Accounting Pronouncements

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted this Statement on January 1, 2003. The effect of the adoption of this Statement on the consolidated financial statements is discussed in Note 12 of the Notes to the Consolidated Financial Statements.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, although earlier application is encouraged. The Company adopted this Statement on January 1, 2003. The effect of this statement on its consolidated financial statements will be prospective.

        In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The Interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have a material effect on the Company's financial statements. Further, management does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Company's financial statements.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously many of those financial instruments were classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material impact on the Company's consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2003, the Company owned government debt instruments totaling $13.4 million and owned no corporate debt securities. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates. At December 31, 2003, the Company had approximately $1.5 million of federal government and agency securities with maturity dates greater than one year. All other debt securities as of December 31, 2003 had maturities of less than one year.

        The Company's only outstanding debt is its note payable to Texas State Bank. The outstanding balance of the note was $4,497,000 on December 31, 2003. The note, which matures in April 2009, bears interest equal to the bank prime rate. The interest rate on the note is recalculated in April of each year. The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies annually, the Company's interest expenses may increase as the bank prime interest rate increases. Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company's interest expense.

Investment Risk

        The Company has received equity instruments under licensing agreements. These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income—unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. In January 2002, all of the corporate equity securities were sold and the Company recognized a net gain on the sale of approximately $109,000. At December 31, 2003, the Company owned no such corporate equity securities.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
NeoRx Corporation:

        We have audited the accompanying consolidated balance sheets of NeoRx Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
March 2, 2004

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$15,166	$6,564
Investment securities	12,335	9,572
Prepaid expenses and other current assets	652	1,269

Total current assets	28,153	17,405

Facilities and equipment, at cost:
Land	345	460
Building	5,237	5,680
Leasehold improvements	49	—
Equipment and furniture	3,162	4,007
Construction in progress	310	—

	9,103	10,147
Less: accumulated depreciation and amortization	(1,632)	(1,638)

Facilities and equipment, net	7,471	8,509

Other assets, net	67	79

Total assets	$35,691	$25,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$409	$329
Accrued liabilities	1,295	2,369
Current portion of note payable	385	512

Total current liabilities	2,089	3,210

Long-term liabilities:
Note payable, net of current portion	4,112	5,182
Other	—	25

Total long-term liabilities	4,112	5,207

Shareholders' equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at December 31, 2003 and 2002 (entitled in liquidation to $5,175 at December 31, 2003 and 2002)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at December 31, 2003 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 60,000,000 shares authorized, 28,002,945 and 26,765,082 shares issued and outstanding, at December 31, 2003 and 2002, respectively	560	535
Additional paid-in capital	243,365	224,035
Accumulated deficit, including other comprehensive loss of $7 and $101 at December 31, 2003 and 2002, respectively	(214,439)	(206,998)

Total shareholders' equity	29,490	17,576

Total liabilities and shareholders' equity	$35,691	$25,993

See accompanying notes to the consolidated financial statements.

NEORX CORPORATON AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues	$10,531	$11,054	$2,873

Operating expenses:
Research and development	9,591	20,826	21,448
General and administrative	6,265	6,752	7,572
Gain on sale of real estate and equipment	(638)	—	—
Asset impairment loss	—	6,216	—
Restructuring	—	1,155	—

Total operating expenses	15,218	34,949	29,020

Loss from operations	(4,687)	(23,895)	(26,147)

Other income (expense):
Realized (loss) gain on sale of securities	(151)	160	4
Interest income	198	975	2,736
Interest expense	(229)	(333)	(395)

Total other (expense) income	(182)	802	2,345

Net loss before cumulative effect of change in accounting principle	(4,869)	(23,093)	(23,802)
Cumulative effect of change in accounting principle	(190)	—	—

Net loss	(5,059)	(23,093)	(23,802)
Preferred stock, Series B warrants beneficial conversion feature	(1,976)	—	—
Preferred stock dividends	(500)	(500)	(501)

Net loss applicable to common shares	$(7,535)	$(23,593)	$(24,303)

Loss per share:
Basic and diluted loss per share applicable to common shares before cumulative effect of change in accounting principle	$(0.27)	$(0.89)	$(0.92)
Cumulative effect of change in accounting principle	(0.01)	—	—

Basic and diluted loss applicable to common shares	$(0.28)	$(0.89)	$(0.92)

Weighted average common shares outstanding—basic and diluted	27,280	26,645	26,402

Pro forma amounts had accounting principle been applied retroactively:
Net loss		$(23,205)	$(23,881)
Preferred stock dividends		(500)	(501)

Loss applicable to common shares		$(23,705)	$(24,382)

Loss per share:
Basic and diluted		$(0.89)	$(0.92)

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Preferred Stock, Series 1		Preferred Stock, Series B		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Shareholder's Equity
Balance, December 31, 2000	205	$4	—	$—	26,198	$524	$220,702	$(158,985)	$62,245
Common stock issued for services	—	—	—	—	50	1	147	—	148
Exercise of stock options and warrants	—	—	—	—	323	7	487	—	494
Stock options and warrants issued for services	—	—	—	—	—	—	1,281	—	1,281
Stock warrants issued for asset purchase	—	—	—	—	—	—	1,288	—	1,288
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,802)	(23,802)
Unrealized gain on investment securities	—	—	—	—	—	—	—	566	566
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	—	(23,240)	(23,240)

Preferred stock dividends	—	—	—	—	—	—	—	(501)	(501)

Balance, December 31, 2001	205	4	—	—	26,571	532	223,905	(182,726)	41,715
Common stock issued for services	—	—	—	—	150	2	65	—	67
Exercise of stock options and warrants	—	—	—	—	44	1	20	—	21
Stock options and warrants issued for services	—	—	—	—	—	—	45	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,093)	(23,093)
Unrealized loss on investment securities	—	—	—	—	—	—	—	(519)	(519)
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	—	—	—	(160)	(160)

Total comprehensive loss	—	—	—	—	—	—	—	(23,772)	(23,772)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)

Balance, December 31, 2002	205	4	—	—	26,765	535	224,035	(206,998)	17,576
Common stock issued for services	—	—	—	—	80	2	35	—	37
Exercise of stock options and warrants	—	—	—	—	1,158	23	1,849	—	1,872
Modification of outstanding employee options			—	—			590		590
Stock options issued for services	—	—	—	—	—	—	269	—	269
Preferred stock and warrants issued, net of offering costs of $1,139	—	—	2	—	—	—	14,611	—	14,611
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,059)	(5,059)
Unrealized loss on investment securities	—	—	—	—	—	—	—	(57)	(57)
Less: reclassification adjustment for net loss on sales of securities	—	—	—	—	—	—	—	151	151

Total comprehensive loss	—	—	—	—	—	—	—	(4,965)	(4,965)

Beneficial conversion feature, Series B preferred stock	—	—	—	—	—	—	1,976	(1,976)	—
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)

Balance, December 31, 2003	205	$4	2	$—	28,003	$560	$243,365	$(214,439)	$29, 490

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(5,059)	$(23,093)	$(23,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	793	1,751	1,348
Loss (gain) on sale of securities	151	(160)	(4)
Loss on disposal of equipment	240	77	—
Gain on sale of real estate and equipment	(638)	—	—
Asset impairment loss	—	6,216	—
Restructuring	—	1,155	—
Cumulative effect of change in accounting principle	190	—	—
Accretion of asset retirement obligation liability	62	—	—
Stock and warrants received for license fees	—	—	(1,231)
Common stock issued for services	4	67	148
Stock options and warrants issued for services	269	45	1,281
Stock-based employee compensation	590	—	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	243	228	3,027
Accounts payable	80	(513)	(165)
Accrued liabilities	(991)	(1,182)	887

Net cash used in operating activities	(4,066)	(15,409)	(18,511)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	25,588	49,516	50,258
Purchases of investment securities	(28,408)	(30,123)	(28,760)
Facilities and equipment purchases	(365)	(682)	(7,272)
Proceeds from sales of equipment and facilities	1,049	—	—

Net cash (used in) provided by investing activities	(2,136)	18,711	14,226

Cash flows from financing activities:
Repayment of capital lease obligations	(50)	(50)	—
Receipt of note receivable principal	68	—
Repayment of bank note payable principal	(1,197)	(306)	—
Proceeds from stock options and warrants exercised	1,872	21	494
Preferred stock dividends	(500)	(500)	(501)
Proceeds from issuance of preferred stock	14,611	—	—

Net cash provided by (used in) financing activities	14,804	(835)	(7)

Net increase (decrease) in cash and cash equivalents	8,602	2,467	(4,292)
Cash and cash equivalents:
Beginning of year	6,564	4,097	8,389

End of year	$15,166	$6,564	$4,097

Supplemental disclosure of non-cash financing activity:
Beneficial conversion feature, Series B preferred stock	$1,976	$—	$—
Surrender of common stock to exercise options	94	—	—
Issuance of common stock to settle accrued bonuses	33	—	—

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    The Company

        NeoRx is a cancer therapeutics company developing products for targeted delivery of anti-cancer agents, including radioactive pharmaceuticals, to tumor sites. The consolidated financial statements include the accounts of NeoRx Corporation and its wholly owned subsidiary, NeoRx Manufacturing Group (Company). All inter-company balances and transactions have been eliminated.

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

        Research and Development Revenues and Expenses:    Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, also known as SAB 104, "Revenue Recognition in Financial Statements," non-refundable upfront technology license fees, where the Company is providing continuing services related to product development, are deferred. Such fees are recognized as revenue over the product development periods based on estimated total development costs. If the Company is not providing continuing services, revenue is recognized when the payment is due.

        To date, the Company does not have any significant ongoing revenue sources. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition," (SAB 104) and Emerging Issues Task Force Consensus No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21), which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, revenues from sales and licensing of intellectual property and government grants are recognized as earned. To the extent that a transaction contains multiple deliverables, the Company determines whether the multiple deliverables are separable, and, if separable, the revenue to be allocated to each deliverable based on fair value. If fair value is undeterminable for undelivered elements of the arrangement, revenue is deferred over the contract period or until delivery, as applicable. The revenue allocated to each deliverable is recognized following the requirements of SAB 104.

        Specifically, the Company's revenue in the periods presented consisted primarily of the sale and licensing of intellectual property, milestone payments received, and receipt of government grants. For the sale and licensing of intellectual property and milestone payments, revenue has been recognized as payments are due as the Company has not had continuing service or other obligations subsequent to the sale, licensing or milestone payment. Additionally, milestone payments are based on events that represent the achievement of substantive steps in the development process and are believed to represent the fair value of achieving the milestone. Government grant revenue is recognized as earned based on completion of performance under the respective contracts whereby no ongoing obligation on the part of the Company exists.

        The Company accounts for equity instruments received in payment for licensing fees or other services in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-8 (EITF 00-8), Accounting by a Grantee for Equity Instruments to be Received in Conjunction

with Providing Goods or Services. The Company records the fair value of the equity instruments as revenue in accordance with its revenue recognition policy. No revenue was recognized from the receipt of equity instruments in 2003 or 2002. Revenue recognized from the receipt of equity instruments totaled approximately $1,231,000 in 2001.

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

        Research and development costs are expensed as incurred. It is the Company's practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses. Third-party reimbursements for 2003, 2002 and 2001 were $149,000, $134,000, and $384,000, respectively.

        Cash Equivalents:    All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents consisted primarily of money market funds, federal government and agency securities and corporate debt securities totaling $15,646,000 and $6,531,000 at December 31, 2003 and 2002, respectively. The Company's cash balance was in an overdraft position by $480,000 at December 31, 2003. Therefore, the cash equivalents balance exceeds the total cash and cash equivalents amount shown in the accompanying December 31, 2003 consolidated balance sheet.

        Investment Securities:    The Company considers all investment securities as available-for-sale. All securities are carried at fair value. The Company does not invest in derivative financial instruments. Unrealized gains and losses on investment securities are reported as a component of comprehensive income or loss and classified as accumulated other comprehensive income or loss—unrealized gain (loss) on investment securities in shareholders' equity. The Company monitors investment securities for other than temporary declines in fair value and charges impairment losses to income when an other than temporary decline in estimated value occurs.

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

        Intangible Assets:    Intangible assets principally represent licenses and processes, which were written off as of December 31, 2002, due to the recognition of an asset impairment loss that is further discussed at Note 8.

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

        Net Loss Per Common Share:    Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss, beneficial conversion feature and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into Common Stock using the treasury stock method. The computation of diluted net loss per share excludes the following options and warrants to acquire shares of Common Stock for the years indicated because their effect would not be dilutive.

	2003	2002	2001
Common Stock options	4,103,000	4,495,000	4,614,000
Weighted average exercise price per share	$3.70	$4.56	$5.10
Common Stock warrants	1,505,000	890,000	1,051,000
Weighted average exercise price per share	$8.16	$9.62	$8.85

        Additionally 234,088 aggregate shares issuable upon conversion of the Company's Preferred Stock Series 1 are not included in the calculation of diluted loss per share for 2002 and 2001 because the share increments would not be dilutive. Aggregate shares of 3,150,000 and 234,088 issuable upon conversion of the Company's Preferred Stock Series B and Series 1, respectively, are not included in the calculation of diluted loss per share for 2003 because the share increments would not be dilutive.

        Stock Option Plans:    The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. As such compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions. Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

        Had compensation cost for these stock option plans been determined using the fair value based method of accounting under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net loss applicable to common shares:
As reported	$(7,535)	$(23,593)	$(24,303)
Add: Stock-based employee compensation expense included in reported net loss	590	67	231
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(2,688)	(2,935)	(4,189)

Pro forma	$(9,633)	$(26,461)	$(28,261)

Net loss per common share, basic and diluted:
As reported	$(0.28)	$(0.89)	$(0.92)

Pro forma	$(0.35)	$(0.99)	$(1.07)

        The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001, was $1.02, $2.01 and $3.41, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.30%	3.83%	5.07%
Expected volatility	135.7%	105.0%	97.9%
Expected life in years	4.0	4.0	4.0

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

        There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR). In December 2001, we entered into a contract, under which MURR was responsible for the manufacture of holmium-166, including process qualification, quality control, packaging and shipping, from its Columbia, MO reactor facility. That supply contract expired in December 2002. In August 2003 we placed a purchase order with MURR for purchases of holmium-166 from November 2003 through April 2004. Under the purchase order, we will pay certain initial fixed amounts and a per unit fixed price for any holmium-166 provided by MURR. We are in discussions with MURR to supply holmium-166 for our planned STR phase III clinical trial. While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may be unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

        We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which NeoRx licenses the STR technology. Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. To our knowledge, Dow is the only commercial source of DOTMP, although the chemical is relatively simple and inexpensive to make and could be synthesized for us by another manufacturer if Dow becomes unable or unwilling to meet our needs. We currently have a sufficient supply of DOTMP on hand to complete our phase III studies.

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

        Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

        New Accounting Pronouncements:    In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted this Statement on January 1, 2003. The effect of the adoption of this statement on the consolidated financial statements is discussed in Note 12.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company adopted this Statement on January 1, 2003. The effect of this statement on the Company's consolidated financial statements will be prospective.

        In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The Interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have a material effect on the Company's financial statements. Further, management does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Company's financial statements.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously many of those financial instruments were classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material impact on the Company's consolidated financial statements.

NOTE 3.    Liquidity and Capital Resources

        The Company will need to raise additional capital to fund its planned STR™ phase III clinical trial and its future operating cash needs. In April 2003 the Company received $10 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights. In December 2003 the Company raised approximately $14.6 million through the sale in a private placement of shares of a newly created class of Series B

Convertible Preferred Stock (Series B Preferred Stock), which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share. The Company raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004. The Company intends to use the net proceeds from these financings for general working capital and to support its phase III pivotal trial. With the proceeds of these offerings, the Company expects that its present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund its anticipated working capital and capital requirements at least through the second quarter of 2005.

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

        In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX. The loan, which matures in April 2009, is secured by the assets acquired in the transaction. The interest rate on the loan was 4.00% on December 31, 2003. The interest rate, which is equal to the bank prime rate, is reset in April of each year. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during 2003 totaled $602,000. In December 2003, the Company sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2003, the outstanding balance of the loan was $4,497,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.

        During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and operated the facility in standby mode. In the second half of 2003, the Company re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if NeoRx abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company's operations. The Company does not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. The Company can provide no assurance, however, that Texas State Bank will not at some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,497,000 at December 31, 2003) due and immediately payable. In such case, the Company's cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt

        The Company may seek to raise capital through additional sales of equity and/or debt securities or the establishment of other funding mechanisms. The Company is seeking to form a strategic partnership for STR development and commercialization. The Company is also addressing its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets, including its Pretarget® technology platform. In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its STR development activities and/or further reduction of costs for facilities and administration.

        The Company's actual capital requirements will depend upon numerous factors, including:

  •
  the rate of progress and costs of its clinical trial and research and development activities, including costs and availability of clinical materials from third-party suppliers, and the Company's ability to manufacture STR in a timely and cost-effective manner;

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

  •
  the Company's degree of success in commercializing its STR product candidate or other cancer therapy product candidates;

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

NOTE 4.    Investment Securities

        Investment securities consisted of the following (in thousands):

	December 31,
	2003	2002
Corporate debt securities	$—	$9,572
Federal government and agency securities	12,335	—

	$12,335	$9,572

        Unrealized gains and losses at December 31, 2003 are as follows (in thousands):

	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Federal government and agency securities	$12,342	$12,335	$—	$(7)

	$12,342	$12,335	$—	$(7)

Net unrealized losses				$(7)

        Unrealized gains and losses at December 31, 2002 are as follows (in thousands):

	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Corporate debt securities	$9,673	$9,572	$—	$(101)

	$9,673	$9,572	$—	$(101)

Net unrealized losses				$(101)

        At December 31, 2003, the Company had approximately $1,492,000 of federal government and agency securities that mature in 2005. All other debt securities as of December 31, 2003, had maturities of less than one year. The Company expects to hold its securities with unrealized losses until maturity.

NOTE 5.    Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued expenses	$517	$515
Compensation	459	490
Decommissioning costs	200	180
Severance	44	825
Other	75	359

	$1,295	$2,369

NOTE 6.    Note Payable

        In connection with the Company's April 19, 2001, acquisition of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, TX, the Company assumed a $6,000,000 note payable. The terms of the note payable include interest at a variable interest rate equal to the prime rate as published in The Wall Street Journal. The interest rate on the loan was 4.00% on December 31, 2003. The interest rate is reset in April of each year. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during 2003 totaled $602,000. In December 2003, the Company sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2003, the outstanding balance of the loan was $4,497,000. The note balance is due when the note matures in April 2009. The assets acquired secure the note payable.

        Note payable maturities as of December 31, 2002, are as follows (in thousands):

Year
2004	$385
2005	401
2006	417
2007	434
2008	452
2009	2,408

Total	$4,497

NOTE 7.    Line of Credit

        In 2000 the Company established a line of credit with Pharmaceutical Product Development, Inc. (PPD), of up to $5,000,000 to assist in funding the Company's pivotal phase III trials of its STR product candidate. The line expired in February 2004. No funds were drawn against the line through the date of termination.

        In connection with this line of credit agreement the Company issued PPD a warrant to purchase 75,000 shares of Company Common Stock at an exercise price of $6.7734. The Company recorded the fair value of the warrant as a deferred cost within other assets, which was being amortized over the expected term of the line of credit. Based upon the Black-Scholes option-pricing model, the grant-date fair value of the warrant was $5.32 per share using assumptions of expected volatility of 112%, contractual warrant term of four years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrant expired in February 2004.

NOTE 8.    Asset Impairment Loss

        In September 2002, the Company recognized an asset impairment loss of $5.6 million on certain facilities and equipment resulting from the Company's decisions to reduce staff at its Denton, TX radiopharmaceutical manufacturing facility, eliminate contract manufacturing activities in Denton, and curtail Pretarget® activities at its Seattle, WA research and development facility. The loss on the Denton manufacturing facility and related equipment was determined via outside appraisals. The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets. An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at NeoRx's Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge was associated with the Company's decision to operate its manufacturing facility on a standby basis pending resumption of clinical testing of STR and production of clinical materials.

        The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Post Impairment Carrying Value
Equipment—Seattle, WA	$306,000	$1,025,000
Equipment—Manufacturing Facility, Denton, TX	2,393,000	1,394,000
Manufacturing Facility—Denton, TX	2,895,000	5,630,000
Intangibles—Denton, TX	622,000	—

Total	$6,216,000	$8,049,000

NOTE 9.    Restructuring

        In July 2002, October 2002, and January 2003 the Company restructured its operations and reduced its work force by 31, 13 and 21 employees, respectively. The employees from the July and October reductions were no longer with the Company at December 31, 2002, and will not be providing future services to the Company. The employees from the January 2003 reduction were no longer with the Company as of January 31, 2003, and will not be providing future services to the Company. The Company incurred severance charges of approximately $529,000, $122,000 and $214,000 as a result of the restructurings in July 2002, October 2002, and January 2003, respectively. The charges from the January 2003 reduction are considered part of the 2002 restructuring as the Company had a substantive severance plan in place and had made the decision as of December 31, 2002, such that it was probable the employees would be terminated. At December 31, 2002, $307,000 remained accrued related to these terminations. The Company incurred additional, non-employee charges totaling $290,000 related to the closure of a research facility in Seattle, and primarily consisting of lease shut-down and clean-up costs. All of this amount was paid as of December 31, 2003.

NOTE 10.    Leases

        The lease agreements for the Company's principal locations expire in 2006 and 2009. Total rent expense under operating leases was approximately $722,000, $1,309,000 and $1,387,000 for 2003, 2002 and 2001, respectively.

        Minimum lease payments under operating leases as of December 31, 2003, are as follows (in thousands):

Year
2004	$627
2005	617
2006	573
2007	550
2008	550
Thereafter	321

Total minimum lease payments	$3,238

NOTE 11.    Shareholders' Equity

        Common Stock Transactions:    During 2003, the Company generated approximately $1,872,000 in net proceeds from the issuance of 1,188,000 common shares related to the exercises of employee stock options. Also during 2003, the Company issued 70,000 common shares to officers as payment for a portion of bonus expense accrued as of December 31, 2002, and issued 10,000 common shares to an outside consultant, for which $4,000 consulting expense was recorded. Finally in 2003 the Company accepted the surrender of 30,000 common shares, with a value of $94,000, from a former executive as payment for the exercise of an option grant to purchase 200,000 common shares. These 200,000 common shares are included in the total 1,188,000 common shares issued for employee stock option exercises in 2003.

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

        Preferred Stock Transactions.    The Company raised approximately $14,611,000 through the sale of 1,575 shares of a newly created class of Series B Convertible Preferred Stock with attached warrants to buy 630,000 shares of Common Stock. Holders of Series B Preferred Stock are entitled to receive a cash dividend only if and when declared by the Board of Directors of the Company (the Board). As of December 31, 2003, no dividend had been declared. There is no mandatory dividend on the Series B Preferred Stock. Each share of Series B Preferred Stock is convertible, at any time at the holder's option, into 2,000 shares of Common Stock, at a conversion price of $5.00 per share, subject to adjustment. The Series B Preferred Stock contains anti-dilution provisions that require the conversion price to be adjusted in the event of stock dividends and combinations, certain distributions, and certain issuances of additional shares of Common Stock at a purchase price below the then current conversion price. Upon the occurrence of a liquidation event (generally defined as a Company-approved change in control transaction, such as a merger, share exchange, consolidation, reorganization, sale of substantially all assets, dissolution or liquidation), the holders of Series B Preferred Stock are entitled to receive a minimum payment, in cash, securities or other assets, of $10,000 per share. Holders of Series B Preferred Stock are entitled to vote, together as one class with the Common Stock holders (except as required by law or the Certificate of Designation for the Series B Preferred Stock), on all matters on which the Common Stock holders have the right to vote. Each holder of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the holder's shares of Series B Preferred Stock could be converted on the record date for the taking of such vote.

        Certain provisions of the Investor Rights Agreement for our Series B Preferred Stock require us to pay cash liquidated damages if the registration statement filed with the SEC to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants is not declared effective by the SEC on or before March 2, 2004 (ninety days after sale of the Series B Preferred Stock). The Company filed a registration statement with respect to the Common Stock underlying the Series B Preferred Stock and warrants on December 19, 2003. the Company subsequently was advised that the SEC would, as part of its corporate compliance monitoring process, conduct a full review of the registration statement and the Company's periodic reports. The registration statement, as amended, has been cleared by the SEC for effectiveness, pending filing with, and review by, the SEC of this Annual Report on Form 10-K. As a consequence of the SEC review process, the registration statement did not become effective by March 2, 2004 and is not yet effective. The Company therefore may be required to pay holders of Series B Preferred Stock cash liquidated damages equal to 1.5% of the purchase price of the Series B Preferred Stock for each 30-day period (pro rated for periods of less than 30 days) until the registration statement is declared effective. Because the SEC intends to review this Annual Report on Form 10-K before it will allow the registration statement to be declared effective, the Company cannot predict the effective date of the registration statement or the aggregate amount of liquidated damages the Company may be required to pay. The estimated amount of liquidated damages accruing for each thirty-day period after March 2, 2004, is $236,250.

        Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board, payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 Preferred Stock is convertible into approximately 1.14 shares of Common Stock, subject to adjustment in certain events. The Series 1 Preferred Stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances. Dividends of $500,000, $500,000 and $501,000 were paid in each of the years 2003, 2002 and 2001, respectively.

        Shareholders' Rights Plan:    The Company has adopted a Shareholders' Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics. The Board declared a dividend to holders of the Company's Common Stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right, also known as the Right, for each outstanding share of the Common Stock. The Right is exercisable 10 days following the offer to purchase or the acquisition of a beneficial ownership of 20% of the outstanding Common Stock by a person or group of affiliated persons. (The date of such offer or acquisition is called the "Distribution Date.") The Company amended the Rights Plan in December 2003, to provide that each holder of the Company's Series B Preferred Stock would receive, on the Distribution Date, the number of Rights equal to the number of Rights such holder would have held if, immediately prior to the Distribution Date, all of the shares of Series B Preferred Stock had been converted into shares of Common Stock at the then current conversion price. Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock, also known as (Series A Preferred Stock), at a price of $40, subject to adjustment. The Rights expire in 2006. The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions. Each share of Series A Preferred Stock has 100 votes, and will vote with the Common Stock. Prior to the acquisition by a person or group of 20% of the outstanding Common Stock, the Board may redeem each Right at a price of $.001. In lieu of exercising the Right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the Right, other than the acquiring person or group, may purchase for $40, that number of shares of the Company's Common Stock having a market value of twice that price.

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

        Stock Options:    At December 31, 2003, the Company had two stock option plans with options available for grant: the 1994 Stock Option Plan (the "1994 Plan") and the 1991 Stock Option Plan for

Non-Employee Directors (the "Directors Plan"). On February 17, 2004, the 1994 Plan terminated and no further options can be granted under that plan. The Company intends to seek shareholder approval of a new stock option plan, similar in all material respects to the 1994 Plan, at its Annual Shareholders Meeting in May 2004.

        The 1994 Plan, as amended in 2000 and 2002, authorized the Board or a Committee appointed by the Board to grant options to purchase a maximum of 8,800,000 shares of Common Stock. The 1994 Plan allowed for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service. Option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date. Option grants for employees with less than one year of service and employees receiving promotions become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years. As of December 31, 2003, there were 2,366,523 shares of Common Stock available for grant under the 1994 Plan. No shares are available for grant under the 1994 Plan since its expiration in February 2004, although options granted under the 1994 Plan prior to its expiration continue in effect in accordance with their terms.

        In May 2000, the Company amended the 1994 Plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas the employee previously had three months to exercise such option. Compensation expense equal to the intrinsic value of an employee's option at the modification date will be recorded for employees that receive an extension of their options upon retirement. The intrinsic value at the modification date for the options subject to the modifications that were outstanding at December 31, 2003, totaled approximately $2,213,000.

        In connection with a severance and consulting agreement with a former officer, the Company accelerated the vesting of stock options to acquire 100,000 shares of Common Stock in 2001. The Company recorded compensation expense of approximately $13,000, $94,000 and $208,000 in 2003, 2002 and 2001, respectively, in connection with the severance and consulting arrangement.

        In July 2001, the Company granted stock options pursuant to an agreement outside the Company's 1994 Plan and the Directors Plan to an officer of the Company to purchase 150,000 shares of Common Stock at an exercise price of $3.35 per share. In June 2003, the options were modified to expire twelve months after termination of service to the Company. The Company recorded compensation expense of $6,000 related to the modification of these options.

        In connection with an agreement with a consultant for consulting services, in 2003 the Company granted stock options to purchase 26,400 shares of Common Stock at an exercise price of $0.47 per share. The options vested immediately upon the grant date. Compensation expense was recorded for the fair value of the grant at the grant date. Based upon the Black-Scholes option-pricing model, the fair value of the options was $0.27 per share using assumptions of expected volatility of 131%, a contractual term of up to ten years, an expected dividend rate of zero and a risk-free rate of interest of 1.2%. The Company recorded compensation expense of approximately $7,000 in 2003 related to this grant.

        In connection with various agreements with consultants in 2002 for consulting services, the Company granted stock options to purchase 115,000 shares of Common Stock at exercise prices ranging from $2.45 to $3.50 per share. The options vest at various intervals up to two years after the grant date. Compensation expense is recorded for the fair values of the grants over the period the services are provided by the consultants. Based upon the Black-Scholes option-pricing model, fair values of the options ranged from $0.01 to $5.32 per share using assumptions of expected volatilities ranging from 90% to 141%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.3% to 4.1%. The Company recorded compensation expense of approximately $167,000 and $18,000 in 2003 and 2002, respectively, related to these grants. The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

        In connection with various agreements with consultants in 2001 for consulting services, the Company granted stock options to purchase 170,000 shares of Common Stock at exercise prices ranging from $2.34 to $5.53 per share. The options vested at various intervals up to two years after the grant date. All options vested during 2003. Compensation expense was recorded for the fair values of the grants over the period the services were provided by the consultants. Based upon the Black-Scholes option-pricing model, fair values of the options ranged from $2.57 to $4.86 per share using assumptions of expected volatilities ranging from 98% to 146%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.7% to 4.7%. The Company recorded a credit to compensation expense of approximately $66,000 in 2002 and compensation expense of approximately $81,000 and $451,000 in 2003 and 2001, respectively, related to these grants.

        In connection with an agreement with a consultant in 2000 for clinical consulting services, the Company granted stock options to purchase 100,000 shares of Common Stock at an exercise price of $9.1875. The options vest 25% immediately, and 25% every six months thereafter. Compensation expense for the fair value of the grant was recorded over the period the services were provided by the consultant. Based upon the Black-Scholes option-pricing model, the fair value of the options ranged from $7.81 to $8.39 per share using assumptions of expected volatility of 142% to 144%, contractual terms of ten years, expected dividend rate of zero and risk-free rates of interest of 4.6% to 6.6%. During 2001, the clinical consulting services were completed. The Company recorded compensation expense of approximately $74,000 in 2001.

        The Directors Plan authorizes the grant of stock options to non-employee directors to purchase a maximum of 250,000 shares of Common Stock. Under the terms of the amended plan, each eligible director receives annually, concurrent with the annual election of directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant. In addition, each newly appointed non-employee director receives a one-time initial option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options expire on the earlier of ten years from the date of grant or five years after the director's termination of service as a director. As of December 31, 2003, there were 67,500 shares of Common Stock available for grant under the Directors Plan.

        Information relating to stock option activity is as follows (in thousands, except per share data):

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,495	$4.56	4,614	$5.10	3,156	$5.16
Granted	2,017	1.21	1,128	2.88	1,874	5.08
Exercised	(1,188)	1.65	(12)	1.81	(254)	1.48
Cancelled	(1,221)	4.77	(1,235)	4.98	(162)	11.69

Outstanding at end of year	4,103	$3.70	4,495	$4.56	4,614	$5.10

Exercisable at end of year	2,953	$4.02	2,993	$4.98	2,277	$4.79

        Information relating to stock options outstanding and exercisable at December 31, 2003, is as follows (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life in Years
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.47 - $0.68	1,049	9.13	$0.54	852	$0.54
$0.69 - $2.69	1,029	6.46	2.04	627	1.66
$2.79 - $5.375	1,043	7.97	3.30	571	3.38
$5.53125 - $20.4375	982	6.04	9.23	903	9.35

	4,103	7.42	$3.70	2,953	$4.02

        Restricted Stock.    The Company has a Restricted Stock Plan (the Restricted Stock Plan) under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. Under the Restricted Stock Plan, which was adopted in 1991, 400,000 shares are authorized for grant, of which 60,250 shares remained available for grant at December 31, 2003. There were 70,000 shares granted without restrictions during 2003, of which 10,000 shares were for consulting services. The remaining 60,000 shares, valued at $33,000, were used to settle bonuses that were accrued at December 31, 2002. There were 150,000 shares granted without restrictions during 2002 for services. There were 50,000 shares granted without restrictions and 10,000 shares granted subject to certain performance requirements during 2001 for services provided or to be provided to the Company. The performance requirements related to the 10,000 shares granted were not met, and the grant was revoked. The Company recorded expense related to these grants of approximately $4,000 in consulting expense in 2003 and $67,000 and $148,000 in compensation expense in 2002 and 2001.

        Warrants.    In connection with the sale of its Series B Preferred Stock, the purchasers of the Series B Preferred Stock received five-year warrants to purchase an aggregate of 630,000 shares of Common Stock, at an exercise price of $6 per share. The warrants become exercisable on June 3, 2004, and thereafter are exercisable at any time during their term. The warrants are redeemable at the election of the Company at any time after December 3, 2005, if the volume-weighted average price of the underlying Common Stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $8.50 per share, subject to adjustment. The Company recorded a charge of $1,976,000 as a net beneficial conversion feature of the Series B Preferred Stock. The warrants were valued at $4.14 per share using the Black Scholes option-pricing model with assumptions of expected volatility of 134%, contractual term of five years, expected dividend rate of zero and a risk-free rate of interest of 3.5%. On December 19, 2003, the Company filed with the SEC a registration statement to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants.

        In connection with the agreement to purchase the manufacturing facility in Denton, TX, the Company on April 19, 2001, issued to International Isotopes Inc. a three-year warrant to purchase up to 800,000 shares of Common Stock at a purchase price of $10 per share. The warrant is exercisable at any time during the term of the warrant. If at any time during the term of the warrant the closing price of the Company's Common Stock equals or exceeds $20 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount. The Company must give at least 15 days' written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase. The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice. The warrant was valued at $1.61 per share using an option pricing model with assumptions of expected volatility of 125%, contractual term of three years, expected dividend rate of zero and a risk-free rate of interest of 4.6%. On July 25, 2001, the Company filed with the SEC a registration statement to register the shares underlying the warrant.

        In connection with an agreement in 2001 for corporate communications services, the Company issued a warrant to purchase 15,000 shares of Common Stock at an exercise price of $3.51. The Company recorded an expense in the amount of $22,000 for the fair value of the warrants on the date the services were completed. Based upon the Black-Scholes option-pricing model, the grant-date fair value of the warrant was $1.47 per share using assumptions of expected volatility of 142%, contractual term of two years, expected dividend rate of zero and a risk-free rate of interest of 3.2%. The warrant expired August 15, 2003.

        In connection with an agreement in 2000 for corporate communications services, the Company issued warrants to purchase 80,000 shares of Common Stock at exercise prices ranging from $6.00 to $9.00. The Company recorded an expense in the amount of $205,000 for the fair value of the warrants on the date the services were completed. Based upon the Black-Scholes option-pricing model, the grant-date fair values of the warrants ranged from $5.32 to $7.97 per share using assumptions of expected volatility of 112%, contractual term of two years, expected dividend rate of zero and a risk-free rate of interest of 6.1%. The warrants expired February 1, 2002.

        In connection with an agreement with a company in 1999 for corporate communications services, the Company issued a warrant to purchase 150,000 shares of Common Stock at an exercise price of $1.6875, of which 81,000 shares were exercised during 2002 and 69,000 shares were exercised during 2001.

        The Company also issued warrants in connection with its line of credit. See Note 7.

NOTE 12.    Asset Retirement Obligation

        The Company recorded a $190,000 cumulative effect of change in accounting principle during the first quarter of 2003 as a result of the Company's adoption of SFAS 143, Accounting for Asset Retirement Obligations. Under SFAS 143, the Company recorded an asset and liability in the amount of $364,000 related to the estimated fair value of future decommissioning costs associated with the Denton radiopharmaceutical manufacturing facility. This estimate was depreciated using a seven year estimated useful life for the asset and the asset retirement obligation was accreted using the thirty year period that represents the expected time that will elapse prior to the settlement of the obligation. The asset and liability were depreciated and accreted, respectively, until December 2003, when the Company sold the real estate and equipment associated with the Denton radiopharmaceutical manufacturing facility for which the fair value of future decommissioning costs was estimated. The transfer of these assets eliminated the future asset retirement obligation as recorded under SFAS 143.

        In addition, had the Company applied the provisions of SFAS 143 as of the date of acquisition of the Denton facility, and using current January 1, 2003, assumptions for interest rates and decommissioning costs, depreciation expense, which was included in the cumulative effect of change in accounting principle, would have increased by $52,000 and $39,000, respectively, for the years ended December 31, 2002, and 2001.

NOTE 13.    Revenues

        Revenue in 2003 was $10,531,000 and consisted of $10,000,000 from the assignment and license to Boston Scientific Corporation of certain intellectual property and revenue from a facilities lease agreement. The sale to Boston Scientific Corporation includes no substantive continuing involvement by the Company and has therefore been fully recognized as revenue in 2003.

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

        Revenue in 2001 included $1,231,000 from the receipt of a warrant related to a prior licensing agreement. The Company recorded the fair value of the warrant as revenue when contingencies associated with the receipt of the warrant had been removed. The Company exercised the warrant in the fourth quarter of 2001. The shares acquired upon exercise are included in investment securities at December 31, 2001. The Company recorded approximately $335,000 of revenue from a lease agreement at its radiopharmaceutical manufacturing facility in Denton, TX. The agreement expired in April 2003.

NOTE 14.    Cash Flows

        Interest paid by the Company was $228,000, $333,000, and $266,000, for 2003, 2002 and 2001, respectively. During 2003, the Company received approximately $14,611,000 from the sale of its Series B Preferred Stock. The Company issued warrants to purchase up to 630,000 shares of Common Stock in connection with the sale of the Series B Preferred Stock, resulting in a net beneficial conversion feature valued at $1,976,000. During 2001, the Company acquired assets through the assumption of $378,000 in liabilities and a $6,000,000 note payable and through the forgiveness of a note receivable in the amount of $700,000.

NOTE 15.    Federal Income Taxes

        Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$28,664	$27,040
Research and experimentation credit carryforwards	7,771	7,719
Capitalized research and development	13,182	11,793
Property and equipment	745	1,115
Other	1,276	1,419

Deferred tax assets	51,638	49,086

Deferred tax asset valuation allowance	(51,638)	(49,086)

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $2,552,000, $2,219,000, and $6,877,000, in 2003, 2002 and 2001, respectively.

        The Company has net operating loss carryforwards of approximately $84,000,000, which expire from 2009 through 2023. Research and experimentation credits expire from 2004 to 2023. As a result of changes in ownership, the utilization of the Company's net operating loss carryforwards may be limited.

        Approximately $20,000,000 of the Company's net operating loss carryforwards at December 31, 2003, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity.

NOTE 16.    Related Party Transactions

        The Company's Vice Chairman of the Board of Directors, Dr. Fred Craves, had a consulting agreement with the Company to serve as a general advisor and consultant to the Company's management. In exchange for such services, he was compensated $30,000 for each calendar quarter of services, plus reasonable travel and other expenses. Payments under this agreement totaled $120,000 for the year 2001. In addition, payments for travel and other expenses totaled approximately $59,000 for 2001. In 2002 the Company did not renew this agreement with Dr. Craves.

        Dr. Craves is a founder of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry. NeoRx's Chief Executive Officer and Chairman of the Board of Directors, Jack Bowman, is on the business advisory board of BCC. The Company and BCC entered into an agreement whereby BCC will act as the Company's advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $25,000, $80,000 and $50,000 in cash for each calendar quarter of 2003, 2002 and 2001, respectively, except for the quarter ended March 31, 2003, for which the retainer fee was $26,667. Retainer fee payments under this agreement totaled $21,667, $400,000 and $300,000 for 2003, 2002 and 2001, respectively. The 2003 payments include the quarterly payments referenced above less $80,000 paid in 2002 relating to 2003 services. The 2002 payments include the quarterly payments referenced above and an $80,000 payment relating to services to be provided in 2003. The 2001 payments include the quarterly payment referenced above and $100,000 payment relating to services rendered through December 31, 2000. The Company also paid to BCC approximately $612,000 during 2001 for commissions related to the purchase of the radiopharmaceutical manufacturing facility and certain related assets located in Denton, TX. The agreement also includes a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of consideration raised. BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from their agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction. The agreement expired on December 31, 2003, and the Company has elected not to renew it.

        In connection with an agreement to provide financial consulting services in 2001, a director received fees in 2001 of $115,000 and stock option grants of 10,000 shares in December 2000 and 150,000 shares in January 2001. Services related to these stock options were fully provided by December 31, 2001, and this agreement was terminated; the associated stock options were fully vested at December 31, 2001, which included 58,333 of options that were modified in January 2002 to fully vest these options effective December 2001. The Company recorded an expense in the amount of $526,000 during 2001 for the fair value of the option grants on the date the services were completed.

        The Company had a demand note receivable from an officer with a balance of approximately $115,000, which was recorded in other assets at December 31, 2001. This note was paid in full on May 24, 2002. During 2001, the Company had a demand note from another officer of approximately $61,000, which was paid in full on July 31, 2001. There were no demand notes receivable from related parties outstanding at December 31, 2003, and 2002.

NOTE 17.    401(K) Plan

        The Company sponsors a 401(K) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan on a percentage of participants' contributions. The Company made contributions of approximately $11,000, $26,000, and $22,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has no other post employment or post retirement benefit plans.

NOTE 18.    Unaudited Quarterly Data

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$116	$10,190	$225	$—
Operating expenses	4,043	4,896	3,179	3,100
Net income (loss)	(4,117)	5,328	(3,123)	(3,147)
Net income (loss) applicable to common shares	(4,242)	5,203	(3,248)	(5,248)
Net income (loss) per common share:
Basic	(0.16)	0.19	(0.12)	(0.19)
Diluted	(0.16)	0.18	(0.12)	(0.19)
2002
Revenues	$310	$1,219	$507	$9,018
Operating expenses	7,780	8,856	12,091	6,145
Net income (loss)	(7,067)	(7,416)	(11,504)	2,894
Net income (loss) applicable to common shares	(7,192)	(7,541)	(11,629)	2,769
Net income (loss) per common share: basic and diluted	(0.27)	(0.28)	(0.44)	0.10

        Note: Net loss per common share—basic and diluted may not add to net loss per common share for the year due to rounding.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Vice President, Finance, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and, based on their evaluation, the Chairman and Chief Executive Officer and the Vice President, Finance, have concluded that these disclosure controls and procedures were effective as of December 31, 2003, in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, have been made known to them in a timely fashion.

        There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)    Directors.    The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        (b)    Executive Officers.    Information with respect to the Company's executive officers is set forth below.

Name	Age	Position with the Company
Jack L. Bowman	71	Chairman and Chief Executive Officer
Karen Auditore-Hargreaves, PhD	51	President and Chief Operating Officer
Linda T. Findlay	55	Vice President, Human Resources
Melinda G. Kile	47	Vice President, Finance
Anna L. Wight, JD	49	Vice President, Legal and Secretary

Business Experience

        Jack L. Bowman was named Chairman of the Board of Directors of NeoRx Corporation in March 2003 and was named Chief Executive Officer of the Company in July 2003. He has served as a Director of the Company since 1994. Mr. Bowman was Company Group Chairman of Johnson & Johnson, with global responsibility for most of the company's pharmaceuticals and diagnostics businesses, from 1987 until his retirement in 1993. Prior to joining Johnson & Johnson, he was

President of Lederle Laboratories, and Corporate Executive Vice President of American Cyanamid. Previously, he held a range of sales, marketing and general management positions with Ciba-Geigy. Mr. Bowman is a director of Cell Therapeutics, Inc., Celgene Corp., Targeted Genetics Corp., Cellegy Pharmaceuticals, Inc., and Reliant Pharmaceuticals LLC, and is an advisor to Bay City Capital LLC. He holds a BEd degree from Western Washington University.

        Karen Auditore-Hargreaves, PhD, was promoted to President in December 2003 and Chief Operating Officer in May 2003. Prior to that she served as Senior Vice President in charge of Research and Development (from September 2001) and as Vice President, Research and Development (from May 1999). Prior to joining the Company, she was Vice President of Research, at CellPro, Inc., and was responsible for the development of products for the selection, activation and expansion of human hematopoietic cells. Prior to joining CellPro, Dr. Hargreaves held research management positions with Oculon Corporation, PATH and Genetic Systems Corporation. Among others, Dr. Hargreaves holds a PhD in Genetics from the University of California, Davis, and received her postdoctoral training at the Massachusetts Institute of Technology Center for Cancer Research.

        Linda Findlay was promoted to Vice President, Human Resources in September 2001, after joining the Company in May 2000 as Director of Human Resources. Previously, she was with Danzas Corporation as Vice President, Human Resources. Prior to Danzas, she was with Genetic Systems, Muzak Limited Partnership, Thousand Trails Inc. and PACCAR, Inc. Ms. Findlay received a BA in Political Science from the University of Washington and an MS in Human Resource Management from Seattle Pacific University. She holds a Senior Professional in Human Resources (SPHR) certification.

        Melinda G. Kile was promoted to Vice President, Finance in November 2002 and had previously served as the Controller since January 1998. She also served as Chief Accounting Officer from February 2001 to September 2001 and as Secretary from March 2001 to September 2001. She joined the Company from Perstorp Xytec, Inc., where she was Vice President and Chief Financial Officer from March 1996 to January 1998. Prior to joining Perstorp Xytec, Ms. Kile was Controller at Tree Top, Inc., and held a number of positions in finance and marketing from April 1983 through March 1996. Ms. Kile is a Certified Public Accountant and received a BS in Accounting from Central Washington University.

        Anna Lewak Wight, JD, was promoted to Vice President, Legal and Secretary in September 2001, having served as Director of Intellectual Property since joining NeoRx in 1994. She previously was a partner in the law firm of Morrison & Foerster, managing their Seattle intellectual property practice. Ms. Wight also was a partner in the intellectual property law firm of Harness, Dickey and Pierce in Michigan, where she established and chaired the Biotechnology and Medical Arts Group. Ms. Wight received a JD from Wayne State University Law School and an MS from the Genetics Program at Michigan State University.

        (c)    Compliance with Section 16(a) of the Exchange Act.    The information required by this item is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, filed with the Commission pursuant to Section 14 (a) of the Exchange Act.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions with Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the section captioned "Principal Accounting Fees and Services" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1)  Financial Statements—See Index to Financial Statements.

        (a) (2)  Financial Statement Schedules—Not applicable.

        (a) (3)  Exhibits—See Exhibit Index filed herewith.

        (b)  Reports on Form 8-K.

        Form 8-K dated December 18, 2003, announcing that the Company had sold certain real estate and associated equipment located adjacent to the Company's Denton, Texas manufacturing facility.

        Form 8-K dated December 5, 2003, announcing the private placement of $15,750,000 of a newly created class of Series B convertible preferred stock, the three-year survival data for multiple myeloma patients in the Company's STR Phase I/II trials, and the appointment of Karen Auditore-Hargreaves as President.

        Form 8-K dated November 11, 2003, announcing that the United States Patent and Trademark Office allowed new claims to the Company's STR product candidate and announcing the Company's earnings for the quarter ended September 30, 2003.

        Form 8-K dated October 1, 2003, announcing that the Company had reached agreement with the FDA on the design of the phase III clinical trial for STR in patients with multiple myeloma.

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

Date: March 9, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JACK L. BOWMAN Jack L. Bowman	Chairman and Chief Executive Officer	March 9, 2004
/s/ FRED B. CRAVES Fred B. Craves	Vice-Chairman	March 9, 2004
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 9, 2004
/s/ CARL S. GOLDFISCHER Carl S. Goldfischer	Director	March 9, 2004
/s/ ALAN A. STEIGROD Alan A. Steigrod	Director	March 9, 2004

EXHIBIT INDEX

Exhibits	Description
3.1(a)	Restated Articles of Incorporation, as amended	(B	)
3.2	Bylaws, as amended	(K	)
10.1	Restated 1994 Stock Option Plan(‡)	(F	)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc.	(H	)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J	)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	(E	)
10.5	1991 Restricted Stock Plan(‡)	(D	)
10.6	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given(‡)	(G	)
10.7	Indemnification Agreement(‡)	(H	)
10.8	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(K	)
10.9	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I	)
10.10	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I	)
10.11	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given(‡)	(I	)
10.12	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(M	)
10.13	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	(N	)
10.14	Amendment No. 3 to Consulting Agreement, dated January 1, 2002, between NeoRx Corporation and Bay City Capital BD, LLC	(A	)
10.15	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A	)
10.16	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(P	)
10.17	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves(‡)	(C	)
10.18	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves(‡)	(C	)
10.19	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay(‡)	(C	)
10.20	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay(‡)	(C	)

10.21	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Melinda Kile(‡)	(C	)
10.22	Change of Control Agreement dated as of February 28, 2003, between the Company and Melinda Kile(‡)	(C	)
10.23	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C	)
10.24	Change of Control Agreement dated as of February 19, 2004, between the Company and Jack L. Bowman(‡)	(C	)
14	Code of Ethics for Senior Financial Officers	(O	)
21	Subsidiary of NeoRx	(A	)
23	Consent of KPMG LLP	(O	)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(O	)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Finance	(O	)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(O	)
32.2	Section 1350 Certification of Vice President, Finance	(O	)

(‡)
Management contract or compensatory plan.

(A)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)
Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-111344) filed on December 19, 2002, and incorporated herein by reference.

(C)
Filed as an exhibit to the Company's Registration Statement on Form S-3/-A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)
Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993, and incorporated herein by reference.

(F)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001, and incorporated herein by reference.

(H)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(J)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(L)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.

(M)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(N)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(O)
Submitted herewith.

(P)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

QuickLinks

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
NEORX CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NEORX CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1. The Company
  NOTE 2. Summary of Significant Accounting Policies
  NOTE 3. Liquidity and Capital Resources
  NOTE 4. Investment Securities
  NOTE 5. Accrued Liabilities
  NOTE 6. Note Payable
  NOTE 7. Line of Credit
  NOTE 8. Asset Impairment Loss
  NOTE 9. Restructuring
  NOTE 10. Leases
  NOTE 11. Shareholders' Equity
  NOTE 12. Asset Retirement Obligation
  NOTE 13. Revenues
  NOTE 14. Cash Flows
  NOTE 15. Federal Income Taxes
  NOTE 16. Related Party Transactions
  NOTE 17. 401(K) Plan
  NOTE 18. Unaudited Quarterly Data
    Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Item 9A. CONTROLS AND PROCEDURES
PART III
    Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Item 11. EXECUTIVE COMPENSATION
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
    Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX