Form 10-Q
period 2004-03-31
NEORX CORP
filed 2004-05-10
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes         ☒            No           ☐

As of May 4, 2004, 30,376,010 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$23,535	$15,166
Investment securities	8,383	12,335
Prepaid expenses and other current assets	527	652
Total current assets	32,445	28,153

Facilities and equipment, net	7,369	7,471
Other assets, net	67	67

Total assets	$39,881	$35,691

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$672	$409
Accrued liabilities	1,102	1,295
Current portion of note payable	389	385
Total current liabilities	2,163	2,089

Long-term liabilities:
Note payable, net of current portion	4,016	4,112

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at March 31, 2004 and December 31, 2003 (entitled in liquidation to $5,300 and $5,175, respectively, at March 31, 2004 and December 31, 2003)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at March 31, 2004 and December 31, 2003 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 60,000,000 shares authorized, 30,054,175 and 28,002,945 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	601	560
Additional paid-in capital	252,585	243,365
Accumulated deficit, including other comprehensive loss of $1 and $7 at March 31, 2004 and December 31, 2003, respectively	(219,488)	(214,439)
Total shareholders’ equity	33,702	29,490
Total liabilities and shareholders’ equity	$39,881	$35,691

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2004	2003

Revenues	$500	$116
Operating expenses:
Research and development	3,782	2,621
General and administrative	1,677	1,432
Total operating expenses	5,459	4,053
Loss from operations	(4,959)	(3,937)
Other income (expense):
Realized gain (loss) on sale of securities	—	16
Interest income	76	54
Interest expense	(47)	(60)
Total other income	29	10
Net loss before cumulative effect of change in accounting principle	(4,930)	(3,927)
Cumulative effect of change in accounting principle	—	(190)
Net loss	(4,930)	(4,117)
Preferred stock dividends	(125)	(125)
Net loss applicable to common shares	$(5,055)	$(4,242)

Loss per share:
Basic and diluted loss per share applicable to common shares before cumulative effect of change in accounting principle	$(0.17)	$(0.15)
Cumulative effect of change in accounting principle	—	(0.01)
Basic and diluted loss applicable to common shares	$(0.17)	$(0.16)

Weighted average common shares:
Basic and diluted	28,919	26,815

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(4,930)	$(4,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	217
Gain (loss) on sale of securities	—	(16)
Loss on disposal of equipment	—	10
Cumulative effect of change in accounting principle	—	190
Accretion of asset retirement obligation liability	—	16
Common stock issued for services	—	4
Stock options and warrants issued for services	4	57
Change in operating assets and liabilities:
Prepaid expenses and other assets	125	521
Accounts payable	263	(186)
Accrued liabilities	(318)	(868)
Net cash used in operating activities	(4,686)	(4,172)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	3,976	10,691
Purchases of investment securities	(18)	(10,531)
Facilities and equipment purchases	(68)	—
Proceeds from sales of equipment	—	142
Net cash provided by investing activities	3,890	302

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	215	—
Repayment of note payable principal	(92)	(121)
Proceeds from issuance of common stock and warrants	9,042	—
Net cash provided by (used in) financing activities	9,165	(121)

Net increase (decrease) in cash and cash equivalents	8,369	(3,991)

Cash and cash equivalents:
Beginning of period	15,166	6,564
End of period	$23,535	$2,573

Supplemental disclosure of non-cash financing activity:
Issuance of common stock to settle accrued bonuses	$—	$33
Cash paid for interest	$47	$59

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

The interim financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the expected operating results for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Based Compensation:  The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.  The Company applies the disclosure-only requirements of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions.  Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options.  For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS No. 123,  the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended March 31,
	2004	2003
Net loss applicable to common shares:

As reported	$(5,055)	$(4,242)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(345)	(481)
Pro forma	$(5,400)	$(4,723)

Net loss per common share, basic and diluted:

As reported	$(0.17)	$(0.16)
Pro forma	$(0.19)	$(0.18)

The per share weighted-average fair value of stock options granted during the quarters ended March 31, 2004 and 2003 was $3.94, and $0.43, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter ended March 31,
	2004	2003
Expected dividend rate	0.0%	0.0%
Risk-free interest rate	2.40%	2.36%
Expected volatility	123.4%	134.4%
Expected life in years	4.00	4.00

Note 2.  Net Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of basic and diluted loss per share exclude the effect of the following stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

	Quarter ended March 31,
	2004	2003

Common stock options	3,767,322	5,185,645
Weighted average exercise price per share	$3.84	$3.50
Common stock warrants	2,387,500	890,000
Weighted average exercise price per share	$7.74	$9.62

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series I preferred stock are not included in the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003, respectively, and the 3,150,000 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the three months ended March 31, 2004 because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended March 31, 2004 and 2003 was $4,922,000 and $4,070,000, respectively.  The comprehensive loss for the quarters ended March 31, 2004 and 2003 consisted of net loss of $4,930,000 and $4,117,000, respectively, and a net unrealized gain (loss) on investment securities of $6,000 and $47,000 for the quarters ended March 31, 2004 and 2003, respectively.

Note 4.  Asset Retirement Obligation

The Company recorded a $0.2 million cumulative effect of change in accounting principle during the first three months of 2003 as a result of the Company’s adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.  Under SFAS No. 143, the Company recorded an asset and liability in the amount of $0.4 million related to the estimated fair value of future decommissioning costs associated with the Denton radiopharmaceutical manufacturing facility. The real estate and equipment associated with the manufacturing facility for which the decommissioning costs were estimated were sold in December 2003.  The sale of these assets eliminated the future asset retirement obligation as recorded under SFAS 143 as of December 31, 2003.  Accretion of the asset retirement obligation totaled $16,000 and depreciation expense for the asset retirement asset totaled $13,000 for the three months ended March 31, 2003.

Note 5.  Common Stock Private Placement

In February 2004, the Company raised $9.0 million in net proceeds through the sale in a private placement (the “2004 Financing”) of 1,845,000 shares of common stock.  The new common shareholders also received five-year warrants to purchase an aggregate of 922,500 shares of common stock at $7.00 per share.  The warrants are exercisable beginning on February 23, 2004 and, thereafter, are exercisable at any time during their term.  The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board of directors) shares of common stock at a price lower than the then-current exercise price of the warrants.  The warrants are redeemable at the election of the Company at any time after March 24, 2006, if the volume-weighted average price of the underlying Common Stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $10.50 per share, subject to adjustment.  The 1,845,000 shares of common stock issued in the 2004 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC.

Note 6.  Liquidity

The Company will need to raise additional capital to fund its Skeletal Targeted Radiotherapy (STR™) phase III clinical trial, development of its newly acquired platinum-based compound, NX 473 (see Note 7), and future operating cash needs.  In April 2003 the Company received $10 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights.  In December 2003 the Company raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock (Series B Preferred Stock), which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  The Company raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  The Company intends to use the net proceeds from these financings for general working capital and to support its STR phase III pivotal trial.  With the proceeds of these offerings, the Company believes that its present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund its anticipated working capital and capital requirements with respect to its STR phase III program at least through the second quarter of 2005.  The Company will require additional funds for its NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce or curtail the scope of its NX 473 clinical program and other product development efforts.

During 2002, the Company discontinued all Pretarget® clinical and research activities, reduced staffing by 67% and terminated, effective in April 2003, the lease for its facilities at 410 West Harrison Street in Seattle.  Pretarget® technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.  Since discontinuation of the Pretarget program, the Company actively had sought, both through targeted inquires and a broad-based auction process, a buyer or licensee for the technology.  In April 2004 the Company, in a negotiated arms-length transaction, sold the Pretarget patent portfolio to Aletheon Pharmaceuticals, Inc., a start-up company founded by two former Company employees.  The Company did not receive cash at the time of sale to Aletheon. The Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  The sale of the Pretarget intellectual property relieves the Company from the annual costs of maintaining the Pretarget patent estate.  During 2003 the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  See Note 7 below for additional information about the Pretarget transaction.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.00% on March 31, 2004.  The interest rate, which is equal to the bank prime rate and which is adjusted on the same date that the bank prime rate changes, was 4.00% at April 27, 2004.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended March 31, 2004 and 2003 totaled $139,000 and $184,000, respectively. In December 2003, the Company sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan.  As of March 31, 2004 the outstanding balance of the loan was $4,405,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and operated the facility in standby mode.   In the second half of 2003, the Company re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. The Company does not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. The Company can provide no assurance, however, that Texas State Bank will not at some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,405,000 at March 31, 2004) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

The Company may seek to raise capital through additional sales of equity and/or debt securities or the establishment of other funding mechanisms. The Company is seeking to form a strategic partnership for STR development and commercialization in Europe and possibly in the U.S.  The Company also may address its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets.  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its product development activities and/or further reduction of costs for facilities and administration.

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

•                  the scope and timing of its NX 473 clinical program;

•                  the costs of discontinuing projects and technologies or decommissioning existing facilities, if the Company undertakes those activities;

•                  the timing and amount of milestone or other payments the Company might receive from potential strategic partners or from potential licenses;

•                  the Company’s degree of success in commercializing its STR product candidate and other cancer therapy product candidates;

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

Note 7.  Subsequent Events

In April 2004, the Company acquired from AnorMED, Inc., the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, the Company paid AnorMED a one-time upfront milestone payment of $1 million in NeoRx common stock and $1 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  Under the agreement, the Company acquired an exclusive license, under a portfolio of issued patents and patent applications, to develop, manufacture and commercialize NX 473.  The patent portfolio relates to composition of matter, formulations and methods of use of NX 473 and related analogs and compounds, and includes issued patents and patent applications in the United States and abroad.  The agreement also exclusively licenses to the Company certain know-how pertaining to NX 473, including clinical and manufacturing data, regulatory submissions, and related information.  Also under the agreement, AnorMED will transfer to the Company an inventory of bulk NX 473 drug substance suitable for use in clinical studies.

Also in April 2004, the Company sold to Aletheon Pharmaceuticals, Inc. the Company’s Pretarget® intellectual property.  Under the agreement, the Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  The Company did not receive cash at the time of sale to Aletheon.  The Pretarget intellectual property that the Company transferred to Aletheon under the agreement includes a portfolio of United States and foreign issued patents and patent applications, and trademark registrations and applications.  The sale of the Pretarget intellectual property relieves the Company from the significant annual costs of maintaining the Pretarget patent estate. Seattle-based Aletheon is a development stage biotherapeutics company founded by two former Company employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor any affiliate of the Company, including Bay City Capital LLC and its affiliates, at any time has held, or in the future plans to acquire, a financial interest in Aletheon.  As described in Note 6 above, the Company discontinued its Pretarget clinical studies in July 2002.

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

NeoRx and STR are our trademarks or registered trademarks in the United States and/or foreign countries.  Pretarget® is a trademark of Aletheon Pharmaceuticals, Inc. in the United States and/or foreign countries.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.  For a more complete description, please refer to our Annual Report on Form 10-K.

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

Revenue for the first quarter of 2004 was $0.5 million, compared with $0.1 million for the first quarter of 2003.  Revenue for the first quarter of 2004 consisted of revenue from a milestone payment from Boston Scientific Corporation.  Revenue for the first quarter 2003 consisted of revenue from a facilities lease agreement.

Total operating expenses for the first quarter of 2004 increased 35% to $5.5 million from $4.1 million for the first quarter of 2003.

Research and development (R&D) expenses increased 44% to $3.8 million for the first quarter of 2004 from $2.6 million for the first quarter of 2003.  The increase in R&D expenses for the first quarter of 2004 was due to costs associated with preparing for the opening of the STR phase III trial, including a $0.2 million increase in consulting expenses and a $0.1 million increase in travel expenses.  Also, increased costs of $0.7 million were incurred at our Denton, Texas facility for preparation and validation of STR manufacturing activities.

General and administrative expenses (G&A) increased 17% to $1.7 million for the first quarter of 2004, compared with $1.4 million for the first quarter of 2003.  Increases in G&A costs for the first quarter of 2004 were primarily due to a $0.2 million increase in personnel costs.

Cash and investment securities as of March 31, 2004 were $31.9 million, compared with $27.5 million at December 31, 2003.  The Company currently believes that its existing cash and investment securities will be sufficient to fund its anticipated working capital and capital requirements with respect to its STR phase III program at least through the second quarter of 2005.  The Company will require additional funds for its NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce or curtail the scope of its NX 473 clinical program and other product development efforts.

Major Research and Development Projects

Our major research and development projects during the fiscal quarters ended March 31, 2004 and 2003 were Skeletal Targeted Radiotherapy (STR™) and Pretarget® technology.

Skeletal Targeted Radiotherapy.  We are developing STR for the treatment of multiple myeloma, a cancer originating in the bone marrow.  STR is designed to deliver radiation specifically to sites of cancer in the bone and bone marrow.  STR consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton.  We have incurred costs of approximately $48.3 million in connection with the STR program since the program’s inception in 1998.

In October 2003, we reached agreement with the FDA on our STR phase III clinical trial design. This agreement, called a Special Protocol Assessment, establishes the number of patients to be studied and how and when the drug’s safety and effectiveness will be determined. At the same time, the FDA confirmed that a single phase III trial is sufficient to obtain marketing approval for STR, provided that the drug is shown to be safe and effective in the trial.  Although the FDA has agreed to accept complete response as a surrogate endpoint for efficacy in the phase III trial, we are required to follow the phase III patients for survival as our phase IV commitment.

We opened the phase III trial of STR to patient enrollment in March 2004.  We ultimately plan to conduct the STR phase III trial at as many as 40 clinical sites in the US and Canada.  To accomplish this goal, we have prioritized the list of prospective sites into tiers according to their readiness, experience and projected rate of patient accrual, and intend to open them on a rolling basis.  Presently, we have opened four sites, and expect at least two more sites to open in late May 2004.  Although we have not yet treated our first patient, a number of potential patients currently are undergoing screening and stem cell mobilization. Assuming successful completion of the phase III trial, we believe that we are on track to reach our goal of filing in mid-2007 a New Drug Application (NDA) for the treatment of multiple myeloma.

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

The risks and uncertainties associated with completing the development of STR on schedule, or at all, include the following, as well as other risk factors described in this report:

•                  STR may not be shown to be safe and efficacious in the phase III trial;

•                  We may be unable to obtain regulatory approval of the drug or may be unable to obtain such approval on a timely basis;

•                  We may be unable to continue to manufacture or otherwise secure adequate supplies of STR in order to complete the phase III clinical trial and initiate commercial launch upon approval;

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

	Quarter Ended March 31
	2004	2003

STR	$3,047	$1,705
Other overhead and research costs	735	916

Total research and development costs	$3,782	$2,621

Liquidity and capital resources

The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $31,918,000 at March 31, 2004 compared to $27,501,000 at December 31, 2003.  We primarily fund current operations with our existing cash and investments.  Cash used by operating activities for the three months ended March 31, 2004 totaled $4,686,000.  Revenues and other income sources for the first quarter of 2004 were not sufficient to cover operating expenses.

In 2000, we established a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5.0 million to assist in funding the pivotal phase III trial of our STR product candidate. The line, which carried an annual interest rate of 16%, expired in February 2004.  No funds were drawn against the line through the date of termination.

On April 17, 2003, we entered into agreements with Boston Scientific Corporation relating to the sale to Boston Scientific of certain non-core intellectual property and the grant to Boston Scientific of certain license rights.  Under the first agreement, we assigned to Boston Scientific certain intellectual property in exchange for a cash payment of $9 million.  The intellectual property assigned to Boston Scientific included a portfolio of NeoRx patents and patent applications in the cardiovascular field. Under a second agreement, we granted to Boston Scientific an exclusive license to use certain other NeoRx intellectual property, for which we received a one-time cash payment of $1 million.  The exclusive license grants Boston Scientific the right to use, in certain medical device fields, a separate portfolio of NeoRx patents and patent applications resulting from our collaboration with University of Cambridge investigators.

In October 2003 we announced that we had reached agreement with the FDA, under the Special Protocol Assessment (SPA) process, on the design of the phase III clinical trial for STR.  We also confirmed with the FDA that a single phase III study is sufficient for registration of STR, provided that the drug is shown to be safe and effective in the trial.  The phase III trial planned under the SPA will be a randomized, controlled study of STR in patients with primary refractory multiple myeloma.  The trial is expected to enroll approximately 240 evaluable patients.    The FDA accepted complete response at six months post-transplant as a surrogate endpoint for efficacy in

the phase III trial.   Acceptance of a surrogate endpoint places STR on the Accelerated Approval path.  We are required to follow the phase III patients for survival as our phase IV (post-marketing) commitment.  Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply.

In December 2003, we raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock, which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  Additionally, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  We intend to use the net proceeds from these financings for general working capital and to support our phase III pivotal trial.  With the proceeds of these offerings, we believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements with respect to our STR phase III program at least through the second quarter of 2005.  We will require additional funds for our NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our NX 473 clinical program and other product development efforts.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.00% on March 31, 2004.  The interest rate, which is equal to the bank prime rate, is adjusted on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the first quarter of 2004 totaled $139,000.  In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of March 31, 2004, the outstanding balance of the loan was $4,405,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode.  In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations.  We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation.  We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare us in default of the loan.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,405,000 at March 31, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1 million in our common stock and $1 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and our common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  In phase II trials conducted by the prior licensee of the compound, NX 473 has been shown to be active in a variety of cancers, including ovarian cancer and prostate cancer.  NX 473 also exhibits the potential to be available in both oral and intravenous formulations. We are currently evaluating our clinical strategy with respect to NX 473, but expect that our clinical program will include additional phase II testing prior to beginning phase III testing.  The timing and scope of those trials, as yet undetermined, will depend in part on our ability to secure a contractor to fill and finish bulk drug substance and our ability to raise capital.  We are currently having fill-and finish of the intravenous formulation of the drug performed by a contract manufacturer.  We expect the drug to be available for clinical studies in the first quarter of 2005.

Also in April 2004, we sold and transferred to Aletheon Pharmaceuticals, Inc. our Pretarget® intellectual property.  Under the agreement, we could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  We did not receive any upfront consideration for the sale of the Pretarget property.  We discontinued our clinical studies using the Pretarget technology in July 2002, and since that time, had been actively seeking, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieves us of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  Seattle-based Aletheon is a development stage biotherapeutics company founded by two former NeoRx employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor any affiliate of the Company, including Bay City Capital LLC and its affiliates, at any time has held, or in the future plans to acquire, a financial interest in Aletheon.

We will need to raise additional capital to fund our STR phase III clinical trial, development of our newly-acquired platinum-based compound, NX 473, and future operating cash needs.  We may seek to raise capital through the sale of equity and/or debt securities or the development of other funding mechanisms. We are seeking to form a strategic partnership for STR development and commercialization in Europe and possibly in the US.  We may also address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets  In the event that sufficient additional funds are not obtained through asset sales, licensing arrangements, strategic partnering opportunities and/or sales of securities on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our product development activities and/or further reduction of costs for facilities and administration.

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

•                  the scope and timing of our NX 473 clinical program;

•                  the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•                  the timing and amount of milestone or other payments we might receive from potential strategic partners or from potential licenses;

•                  our degree of success in commercializing STR and other cancer therapy product candidates;

•                  the emergence of competing technologies and products, and other adverse market developments; and

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that we will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  Our financial statements are prepared on a going concern basis; however, if we are forced to liquidate our assets, we may not be able to recover the carrying amount of such assets.

Related party transactions

The Company’s Vice Chairman of the Board of Directors, Dr. Frederick Craves, is a founder and current chairman of the board of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.  Carl Goldfischer, a Company director, also is a managing director of BCC.  NeoRx’s Chief Executive

Officer (until retirement on May 11, 2004) and Chairman of the Board of Directors (until retirement on May 18, 2004), Jack Bowman, is on the business advisory board of BCC.  The Company and BCC entered into an agreement whereby BCC acted as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances and provided assistance relating to structuring and negotiating such transaction. The Company paid a retainer fee of $26,667 for the first quarter of 2003 and $25,000 for each quarter thereafter to the end of 2003. Retainer fee expenses under this agreement totaled $101,667.  The agreement also included a percentage of gross value of cash, securities, property or other consideration derived from a transaction, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from this provision of their agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.  This agreement expired December 31, 2003, and the Company has elected not to renew it.  The Company believes that the fees associated with this contract are equivalent to market prices for similar service at independent investment banks.

In connection with consulting services performed in 2003, Dr. Paul G. Abrams, a former Chief Executive Officer of the Company, received consulting fees of approximately $76,600 for the quarter ended March 31, 2003.  This agreement terminated on July 31, 2003.

In connection with consulting services performed in 2003, Becky J Bottino, former Senior Vice President of Technical Operations, received consulting fees of approximately $35,000 for the quarter ended March 31, 2003.  This agreement terminated on September 15, 2003.

In connection with consulting services performed in 2003, Richard L. Anderson, former Senior Vice President, Chief Financial Officer and Secretary, received consulting fees of approximately $64,000 for the quarter ended March 31, 2003.  This agreement terminated on October 7, 2003.

On June 26, 2003, the compensation committee approved, effective with the resignation of Douglass B. Given as our President and Chief Executive Officer on June 30, 2003, the accelerated vesting of all outstanding stock options granted by the Company to Dr. Given. These options are exercisable until June 30, 2004.

Additional factors that may affect results

In addition to the other information contained in this report, you should carefully read and consider the following risk factors before purchasing our common stock. Each of theserisks could harm our business, operating results and financial condition, as well as decrease the value of an investment in our stock.  An investment in NeoRx securities involves a high degree of risk.

Risks Related to Our Business

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable since our formation in 1984. As of March 31, 2004, we had an accumulated deficit of $219.5 million. Our net loss for the quarter ended March 31, 2004 was $4.9 million.  We had net losses of $5.1 million for the year ended December 31, 2003, $23.1 million for the year ended December 31, 2002, and $23.8 million for the year ended December 31, 2001. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that our proposed STR™ (Skeletal Targeted Radiotherapy) product will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products. Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply. Although we currently are focusing on our STR product candidate for multiple myeloma, we plan in the future to simultaneously conduct clinical trials and preclinical research for a number of different indications and cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital to:

•                  fund operations;

•                  continue research and development of STR and any other product candidates;

•                  commercialize STR or any other proposed products; and

•                  develop and implement a clinical program for our newly-acquired NX 473 platinum compound.

We believe that our available cash and investment securities will be sufficient to fund our anticipated working capital and capital requirements with respect to our STR phase III program at least through the second quarter of 2005.  We will require additional funds for our NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our NX 473 clinical program and other product development efforts.

We may seek to raise capital through the sale of equity and/or debt securities or the development of other funding mechanisms. We are seeking to form a strategic partnership for STR development and commercialization in Europe and possibly in the U.S. We also may address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets. The amount of additional financing we need will depend on a number of factors, including the following:

•                  the rate of progress and costs of our clinical trial and research and development activities, including costs and availability of clinical materials from third-party suppliers, and our ability to manufacture STR in a timely and cost-effective manner;

•                  actions taken by the FDA and other regulatory authorities;

•                  the scope and timing our NX 473 clinical program;

•                  the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•                  the timing and amount of milestone or other payments we might receive from potential strategic partners or from potential licenses;

•                  our degree of success in commercializing our STR product candidate and other cancer therapy product candidates;

•                  the emergence of competing technologies and products and other adverse market developments; and

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We may not be able to obtain additional financing on a timely basis, on favorable terms, or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. For example, in July 2002, in order to preserve limited resources, we curtailed our Pretarget product development program. The discontinued Pretarget activities included our Pretarget® Lymphoma and Pretarget® Carcinoma phase I/II clinical studies and manufacturing development activities associated with the Pretarget programs. At the time of program termination, we had completed phase I safety studies for Pretarget Lymphoma in patients with non-Hodgkin’s lymphoma and for Pretarget Carcinoma in patients with gastrointestinal adenocarcinoma. We may in the future be forced by cost considerations and limited access to funding to, as occurred with the Pretarget program, discontinue development and testing of product candidates in which we have invested considerable time and money. Additionally, we may be forced to partner with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently. Such relationships may not be on terms as commercially favorable to us as might otherwise be the case. If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, further dilution to shareholders may result, and new investors could have rights superior to current security holders.

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

In October 2000, the FDA placed all of our clinical trials of STR on clinical hold because of a serious toxicity that developed in about 10% of patients treated with STR on our STR phase I/II trials in multiple myeloma. This toxicity, which is called thrombotic thrombocytopenic purpura/hemolytic uremic syndrome (TTP/HUS), emerged six to 13 months after treatment. As a condition to lifting the clinical hold, the FDA requested that we collect additional data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and which we proposed to use in our planned pivotal trial program. In addition, the FDA asked us to quantify the exposure of certain organs, including the kidney, the bone and the bone marrow, to radiation from STR. Quantification of the exposure of internal organs to radiation is called dosimetry. The dosimetry study also used an adjusted radiation dosage and a revised administration regimen. We submitted data from our dosimetry study to the FDA in February 2003, along with a proposal for further clinical development of STR in patients with primary refractory myeloma (myeloma that has not been responsive to conventional first-line chemotherapy), using a revised dosing method. The FDA lifted the clinical hold in April 2003.

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

We opened the phase III trial of STR to patient enrollment in March 2004.  We ultimately plan to conduct our STR phase III trial at as many as 40 clinical sites in the US and Canada.  To accomplish this goal, we have prioritized the list of prospective sites according to their readiness, experience and projected rate of patient accrual, and intend to open them on a rolling basis. Presently, we have opened four sites and expect at least two more sites to open in late May 2004.  Although we have not yet treated our first patient, a number of potential patients currently are undergoing screening and stem cell mobilization.  We anticipate that the phase III trial will take several years to complete and we do not expect to submit a New Drug Application (NDA) before mid-2007 for the potential approval of STR by the FDA. The actual time to completion of our STR phase III clinical trial, however, depends upon numerous factors, including:

•                  our ability to obtain adequate additional funding;

•                  our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•                  other actions by regulators;

•                  the rate of progress and costs of our other clinical trial and research and development activities;

•                  our ability to produce sufficient, reliable and affordable supplies of the STR compound for clinical studies, and to access third-party supplies of holmium-166, the radioactive substance used in our STR product candidate, as well as other materials used in the manufacture of the STR compound;

•                  the costs of maintaining manufacturing operations;

•                  the extent of scheduling conflicts with participating clinicians and clinical institutions; and

•                  our ability to identify and enroll patients who meet trial eligibility criteria.

We may not advance or complete our planned phase III clinical trial for our STR product candidate as projected, may not conduct it successfully, or may not complete it at all.

We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product. Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing, development and commercialization of our STR product candidate in Europe and possibly in the U.S. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to advance or complete, or experience delays in or are forced to curtail our planned clinical program, our stock price and our ability to conduct our business could be harmed.

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

Results of early preclinical and clinical trials are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical results. Historically, the results from preclinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. A number of new drugs and therapeutics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

We are dependent on suppliers for the timely delivery of materials and services and may experience in the future interruptions in supply.

For our STR product to be successful, we need sufficient, reliable and affordable supplies of the STR compound for clinical studies. This requires developing and maintaining reliable and affordable third-party suppliers of commercial quantities of the radioactive substance holmium-166, and the targeting agent DOTMP, used in our STR product candidate. Sources of these materials may be limited, and we, or potential third-party suppliers of the STR compound, may be unable to obtain these materials in amounts and at prices necessary to successfully commercialize our STR product. Timely delivery of the holmium-166 component material and of the finished STR compound is critical. For example, holmium-166 loses its effectiveness for treating patients within a short period of time. As a result, the STR product must be shipped within 24 hours of its manufacture to the site where the patient is to be treated. Failures or delays in the manufacturing and shipping processes could compromise the quality and effectiveness of our product.

There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri. In March 2004, we entered into a contract, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of holmium-166 for our phase III trail.  Our contract with MURR is for an initial term of one year, which we may extend for up to two additional years.  The contract may be terminated by either party if the other party breaches the contract and such breach is not cured, if MURR fails to fulfill our purchase orders on a timely basis, or if any regulatory authority orders either party to stop manufacturing or using holmium-166.  Under the contract, we pay a fixed price per unit of holmium-166 ordered, subject to certain minimum purchase requirements, and fixed amounts for handling and maintenance.  While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may become unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which we license the STR technology. Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. We currently have a sufficient supply of DOTMP on hand to complete our phase III studies.

Our current debt obligations may restrict our operating and financing flexibility and could, in an event of default, impair our cash resources and assets.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.00% on March 31, 2004.  The interest rate, which is equal to the bank prime rate, is adjusted on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the first quarter of 2004 totaled $139,000.  In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of March 31, 2004, the outstanding balance of the loan was $4,405,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare us in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,405,000 at March 31, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and relationships to support the development, sale, marketing, distribution and manufacture of STR and any other future product candidates and technologies in the US and Europe. At present, we have two material collaborative agreements.  The first is the exclusive worldwide (except in Australia) license granted to us by The Dow Chemical Company for the development and commercial sale of STR. Under that license, we are solely responsible for the development and commercialization of STR. Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents. Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions. After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8,500,000. We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach. We can terminate the license at any time upon prior written notice to Dow. Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency. If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement. We currently anticipate such expiration date to be February 3, 2015. Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR. If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

Our second material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of an anti-cancer platinum compound, NX 473.  Under that license, we are solely responsible for the development and commercialization of NX 473. AnorMED retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents.  The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1 million in NeoRx common stock and $1 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of an NX 473 phase II study or initiation of an NX 473 phase III study, submission to the FDA of an NDA for NX 473, regulatory approval from the FDA of NX 473 and the attainment of certain levels of annual net sales of NX 473.  Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing NX 473 and attaining established milestones.  The license agreement may be terminated by either party for breach, if the other party files a petition in bankruptcy or insolvency or for reorganization, or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.  We currently are developing a strategy for initiating our NX 473 clinical program.  If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our plan to undertake NX 473 clinical studies.

In connection with our STR product development and manufacturing activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including process support and equipment validation at the Denton facility, drug dispensing and shipping, and clinical trial management. We are not materially dependent on our relationship with any of these contractors. However, because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur additional costs and delays in our STR phase III trial and any other product development activities, which could have a material negative effect on our business.

Only one of our current employees has any experience selling, marketing and distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of STR or any other product candidate, we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position.

Any delays in our STR manufacturing operations in Denton, TX, or failure to operate the facility in a cost-effective manner and in accordance with regulatory requirements, could adversely affect our ability to proceed with our STR phase III trials on a timely and cost-effective basis.

In April 2001, we purchased a manufacturing facility and certain other assets located in Denton, TX. In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility is operated in accordance with current Good Manufacturing Practices (cGMP) and was issued appropriate radiation permits by the Texas Department of Health. This manufacturing facility assumed responsibility for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for our completed STR dosimetry study. We believe that the Denton facility has the capabilities and capacity to serve as the principal manufacturing site for the STR compound for our phase III clinical trial and for potential commercial manufacture.  We resumed our manufacturing activities at the Denton facility in February 2004. Our ability to continue to utilize the Denton facility as our primary manufacturing site for the STR compound in the future will depend on a number of factors, including:

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

If in the future we decide to transition the STR production process to a third-party supplier, such third-party supplier could require significant start-up time to qualify and implement the manufacturing process. In either case, our ability to move forward with further STR clinical and commercial development could be adversely affected and we may incur significant additional costs in connection with manufacturing operations. Further, there can be no assurance that manufacturing alternatives would be available on a timely or cost-effective basis.

We, or any potential third-party manufacturers, must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant an NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we, or any of our third-party manufacturers, fail to comply with these requirements, we may be subject to regulatory action.

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

We own over 100 patents issued in the United States and in foreign jurisdictions and have licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the USPTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. We may need to file lawsuits to stop these activities. These lawsuits can be expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

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

Since July 2002, we have implemented three reductions in force. Also in January 2003, we accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing. Jack L. Bowman was named Executive Chairman and became Chairman of our Board of Directors on March 11, 2003. Douglass B. Given, MD, PhD, resigned as President, Chief Executive Officer and a Director of

the Company on June 30, 2003. On that date, Mr. Bowman was named Chief Executive Officer and Karen Auditore-Hargreaves, PhD, was promoted to Chief Operating Officer of the Company. Dr. Auditore-Hargreaves was elected President of the Company effective December 5, 2003. Neile Grayson, PhD, resigned as Vice President, Corporate Development, in January 2004. Although Mr. Sabo and Drs. Given and Grayson were officers of the Company, we did not, at the time of their resignations, consider them key employees in terms of our STR product development activities or other programs. Dr. Ghalie, as Vice President, Medical and Regulatory Affairs, was considered a key employee of the Company. We did not experience any material disruptions or delays as a consequence of the resignations of any or all of Mr. Sabo and Drs. Grayson, Given or Ghalie. Dr. Given and Mr. Sabo have been replaced. Dr. Grayson’s position has been eliminated and her responsibilities reassigned to other members of management. Dr. Ghalie’s position currently is vacant, and we are actively seeking a replacement. We elected to delay recruiting a replacement for Dr. Ghalie until the FDA-imposed clinical hold on STR was lifted. In the interim, medical and other professional employees of the Company and outside consultants have performed, and will continue to perform, the administrative and managerial responsibilities previously assigned to Dr. Ghalie.  Melinda G. Kile resigned as Vice President, Finance, effective April 16, 2004.  On that date, Michael K. Jackson was promoted to Chief Accounting Officer and assumed responsibility for senior financial duties on an interim basis.  As principal financial officer, Ms. Kile was considered a key employee of the Company, and we intend to seek a replacement.  We did not experience any material disruptions or delays as a consequence of Ms. Kile’s resignation.

On April 28, 2003, we announced that Jerry McMahon, Ph.D. has been appointed Chief Executive Officer, effective May 11, 2004.  Mr. Bowman will retire from his position as Chief Executive Officer and will not stand for re-election as a director at our Annual Meeting of Shareholders scheduled for May 18, 2004. In light of Mr. Bowman’s decision to retire, the number of director positions to be filled at the Annual Meeting and the number of nominees recommended for election in our proxy statement has been reduced from seven to six. Mr. Bowman will continue to serve as Chairman of the Board until the Annual Meeting.  We currently do not expect to experience any material disruption or delays as a consequence of Mr. Bowman’s retirement.

                As of April 27, 2004, we had a total work force of 41 full-time employees and one part-time employee. Our success depends, to a significant extent, on the continued contributions of our principal management, scientific, and manufacturing personnel. The loss of the services of one or more of these individuals could delay our STR product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

We have change in control agreements with all of our executive officers, severance agreements with all of our executive officers except Mr. Bowman, and consulting agreements with various of our scientific advisors. Our agreements with our executive officers provide for “at will” employment, which means that each executive may terminate his or her service with us at any time. In addition, our scientific advisors may terminate their services to us at any time. As of the date of this report, no current key employee has announced his or her intention to leave the company.

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

If our common stock is delisted from The Nasdaq SmallCap Market, we would likely seek quotation on the American Stock Exchange or a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not quoted on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from The Nasdaq SmallCap Market, and if we fail to obtain quotation on another market or exchange, and if the trading price remains below $5.00 per share, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our stock price is volatile and, as a result, you could lose some or all of your investment.

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. The high and low closing sale prices for our common stock were $6.05 and $0.28 in 2002. In 2003, the high and low closing sale prices were $6.47 and $0.37. The high and low closing sale prices during the period from January 2, 2004 through April 27, 2004, were $5.78 and $3.25. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

•                  the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals; and

•                  our available cash.

In addition, potential public concern about the safety of our proposed STR product and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment in NeoRx.

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

Certain provisions of our Series B Convertible Preferred Stock and certain outstanding warrents may prevent or make it more difficult for us to raise funds or take other actions.

Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation for our Series B Convertible Preferred Stock may require us to obtain the approval of the holders of Series B preferred stock to amend, alter or repeal any provision of the Certificate of Designation which may be deemed to materially adversely affect the rights of the holders of Series B preferred stock or to authorize, create or issue any class or series of securities having liquidation or other rights superior to those of the Series B preferred stock. The Series B preferred stock also contains provisions requiring the adjustment of the conversion price and the number of issuable common shares if we issue (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board of directors or transactions approved by a majority of the holders of the Series B preferred stock) shares of common stock at prices lower than the then current conversion price of the Series B preferred stock. Warrants issued to investors in our February 2004 common stock financing (the “2004 Financing”) contain similar antidilution provisions.  This means that if we need to raise equity financing at any time when the prevailing or discounted market price for our common stock is lower than the conversion price of the Series B preferred stock and/or the exercise price of the warrants, the conversion price and/or exercise price and number of shares issuable upon conversion or exercise will be adjusted and the dilution to shareholders increased. These provisions may make it more difficult for our management or shareholders to take certain corporate actions and could delay, discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

The outstanding shares of Series B preferred stock, at a conversion price of $5.00 per share, are currently convertible into 3,150,000 shares of common stock. In addition, warrants accompanying the Series B preferred stock, at an exercise price of $6.00 per share, are exercisable for 630,000 shares of common stock. These shares of common stock, when issued upon conversion of the Series B preferred stock and exercise of the warrants, have been registered with the SEC and are generally available for immediate resale in the public market.  We issued in the February 2004 Financing 1,845,000 shares of common stock and warrants, at an exercise price of $7.00 per share, exercisable into 922,500 shares of common stock. The shares of common stock issued in the 2004 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC and are generally available for immediate resale in the public market.  The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At March 31, 2004, the Company owned government debt instruments totaling $8.4 million and owned no corporate debt securities. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company’s debt securities as of March 31, 2004 had maturities of less then one year.

The Company’s only outstanding debt is its note payable to Texas State Bank.  The outstanding balance of the note was $4,405,000 on March 31, 2004.  The note, which matures in April 2009, bears interest equal to the bank prime rate.  The interest rate on the note is adjusted on the same date that the bank prime rate changes.  The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies annually, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and Corporate Controller and Chief Accounting Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures as of the end of the quarter and, based on their evaluation, the Chairman and Chief Executive Officer and the Corporate Controller and Chief Accounting Officer, have concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 have been made known to them in a timely fashion.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2004, the Company sold to three institutional investors an aggregate of 1,845,000 shares of its common stock, at $5.25 per share, and five-year warrants to purchase an aggregate of 922,500 shares, at an exercise price of $7.00 per share, in a private placement transaction exempt under Section 4(2) of the Securities Act of 1933.  Details of this offering are set forth in the Current Report on Form 8-K filed with the SEC on February 24, 2004.

On February 23, 2004, the Company issued four warrants to affiliates of Reedland Capital Partners, a Division of Financial West Group, in consideration of Reedland’s services as placement agent in the above referenced private placement transaction.  The warrants oblige the Company to issue an aggregate of 35,000 shares of common stock at an exercise price of $5.54. The exercise price is equal to the volume weighted average daily trading price per share of the Company’s common stock on The NASDAQ SmallCap Market for the five consecutive trading days ending on February 20, 2004, the day prior to the closing date of the private placement transaction.  The warrants, which have three-year terms, are fully vested and expire on February 23, 2007.  The warrants were, and the shares underlying the warrants will be, issued in reliance on the Section 4(2) private placement exemption from registration under the Securities Act of 1933.

The Company did not make any repurchases of its equity securities during the quarter ended March 31, 2004.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits – See Exhibit Index below.

(b) Reports on Form 8-K:

On March 31, 2004, we filed a report on Form 8-K announcing the opening of Phase III clinical trial for STR™ (Skeletal Targeted Radiotherapy).

On March 24, 2004, we filed a report on Form 8-K announcing the execution of an agreement with The University of Missouri-Columbia Research Reactor Center.

On February 24, 2004, we filed a report on Form 8-K announcing $9.7 million private placement financing.

On February 23, 2004, we filed a report on Form 8-K summarizing our executive compensation during the year ended December 31, 2003.

On February 23, 2004, we filed a report on Form 8-K announcing our financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date: May 10, 2004	By:	/s/MICHAEL K. JACKSON
Michael K. Jackson
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	(G)
10.7	Indemnification Agreement (‡)	(H)
10.8	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(K)
10.9	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.11	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	(I)
10.12	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(L)
10.13	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.14	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.15	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.16	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.17	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.18	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.19	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.20	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.21	Change of Control Agreement dated as of February 19, 2004, between the Company and Jack L. Bowman (‡)	(C)
10.22

Supply Agreement dated as of March 1, 2004, between the Company and the University of Missouri Research Reactor facility group. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(O)
10.23	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(O)
10.24

Agreement of Sale and Purchase dated as of April 2, 2004, between the Company and Aletheon Pharmaceuticals, Inc.  Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(O)
23	Consent of KPMG LLP	(O)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(O)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Chief Accounting Officer	(O)

32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(O)
32.2	Section 1350 Certification of Corporate Controller and Chief Accounting Officer	(O)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-111344) filed on December 19, 2002, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/—A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993, and incorporated herein by reference.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001, and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002,and incorporated herein by reference.

(O)	Submitted herewith.

(P)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.