Form 10-Q
period 2004-06-30
NEORX CORP
filed 2004-08-09
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes      ☒      No      ☐

As of August 3, 2004, 30,397,135 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$22,548	$15,166
Investment securities	4,668	12,335
Prepaid expenses and other current assets	210	652
Total current assets	27,426	28,153

Facilities and equipment, net	7,295	7,471
Other assets, net	67	67
Licensed products, net	1,958	—

Total assets	$36,746	$35,691

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$374	$409
Accrued liabilities	1,557	1,295
Current portion of note payable	283	385
Total current liabilities	2,214	2,089

Long-term liabilities:
Note payable, net of current portion	4,051	4,112

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at June 30, 2004 and December 31, 2003 (entitled in liquidation to $5,175)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at June 30, 2004 and December 31, 2003 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 60,000,000 shares authorized, 30,388,010 and 28,002,945 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	608	560
Additional paid-in capital	254,071	243,365
Accumulated deficit, including other comprehensive loss of $8 and $7 at June 30, 2004 and December 31, 2003, respectively	(224,202)	(214,439)
Total shareholders’ equity	30,481	29,490
Total liabilities and shareholders’ equity	$36,746	$35,691

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$508	$10,190	$1,008	$10,306
Operating expenses:
Research and development	3,109	2,728	6,891	5,339
General and administrative	2,004	2,168	3,681	3,600
Total operating expenses	5,113	4,896	10,572	8,939
Income (loss) from operations	(4,605)	5,294	(9,564)	1,367
Other income (expense):
Gain on disposal of equipment	—	10	—	—
Interest income	73	83	149	153
Interest expense	(50)	(59)	(97)	(119)
Total other income	23	34	52	34
Net income (loss) before cumulative effect of change in accounting principle	(4,582)	5,328	(9,512)	1,401
Cumulative effect of change in accounting principle	—	—	—	190
Net income (loss)	(4,582)	5,328	(9,512)	1,211
Preferred stock dividends	(125)	(125)	(250)	(250)
Net income (loss) applicable to common shares	$(4,707)	$5,203	$(9,762)	$961

Earnings (loss) per share applicable to common shares:
Basic:
Before cumulative effect of change in accounting principle	$(0.16)	$0.19	$(0.33)	$0.04
Cumulative effect of change in accounting principle	—	—	—	—
Income (loss) applicable to common shares	$(0.16)	$0.19	$(0.33)	$0.04

Diluted:
Before cumulative effect of change in accounting principle	$(0.16)	$0.18	$(0.33)	$0.04
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Income (loss) applicable to common shares	$(0.16)	$0 .18	$(0.33)	$0.03

Shares used in calculation of loss per share:
Basic	30,358	27,009	29,639	26,913
Diluted	30,358	28,420	29,639	27,777

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

(in thousands)

(unaudited)

	Six Months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(9,512)	$1,211
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	382	434
Loss on disposal of equipment	—	121
Cumulative effect of change in accounting principle	—	190
Accretion of asset retirement obligation liability	—	33
Common stock issued for services	—	4
Stock options and warrants issued for services	(8)	272
Stock-based employee compensation	340	590
Change in operating assets and liabilities:
Prepaid expenses and other assets	442	661
Accounts payable	(35)	(338)
Accrued liabilities	262	(901)
Net cash (used in) provided by operating activities	(8,129)	2,277

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	7,695	11,867
Purchases of investment securities	(29)	(14,115)
Facilities and equipment purchases	(164)	(47)
Licensed products	(1,000)	—
Proceeds from sales of equipment	—	188
Net cash provided by (used in) investing activities	6,502	(2,107)

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	380	480
Repayment of note payable principal	(163)	(201)
Repayment of capital lease obligation	—	(50)
Preferred stock dividends	(250)	(250)
Proceeds from issuance of common stock and warrants	9,042	—
Net cash provided by (used in) financing activities	9,009	(21)

Net increase in cash and cash equivalents	7,382	149

Cash and cash equivalents:
Beginning of period	15,166	6,564
End of period	$22,548	$6,713

Supplemental disclosure of non-cash financing activity:
Issuance of common stock to settle accrued bonuses	$—	$33
Cash paid for interest	$97	$122
Purchase of Licensed Products with common stock	$1,000	$—

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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of operations and cash flows for the periods ended June 30, 2004 and 2003.

The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the expected operating results for the full year.

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS No. 123, the Company’s net income (loss) applicable to common shares and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shares:
As reported	$(4,707)	$5,203	$(9,762)	$961
Add: Stock-based employee compensation expense included in reported net loss	340	590	340	590
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(612)	(1,255)	(957)	(1,737)
Pro forma	$(4,979)	$4,538	$(10,379)	$(186)
Net earnings (loss) per common share, basic and diluted:
As reported:

Basic	$(0.16)	$0.19	$(0.33)	$0.04
Diluted	$(0.16)	$0.18	$(0.33)	$0.03
Pro forma:
Basic	$(0.16)	$0.17	$(0.35)	$(0.01)
Diluted	$(0.16)	$0.16	$(0.35)	$(0.01)

The per share weighted-average fair value of stock options granted during the quarters ended and six months ended June 30, 2004 and 2003 was $1.98, $2.02, $2.25, $0.87, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.49%	2.06%	3.47%	2.29%
Expected volatility	122.0%	138.2%	122.1%	135.3%
Expected life in years	4.00	4.00	4.00	4.00

Note 2.  Net Income (Loss) Per Common Share

Basic and diluted income (loss) per share are based on net income (loss) applicable to common shares, which is comprised of income net (loss) and preferred stock dividends in all periods presented. Shares used to calculate basic income (loss) per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted income (loss) per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of basic and diluted income (loss) per share exclude the effect of the following stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

	Quarter ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Common stock options	4,174,192	2,717,260	4,174,192	3,620,030
Common stock warrants	1,587,500	890,000	1,587,500	890,000

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2004 and 2003, respectively, and the 3,150,000 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the period ended June 30, 2004 because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive (Loss) Income

The Company’s comprehensive (loss) income for the quarters ended June 30, 2004 and 2003 was $(4,589,000) and $5,340,000, respectively.  The comprehensive (loss) income for the quarters ended June 30, 2004 and 2003 consisted of net (loss) income of $(4,582,000) and $5,328,000, respectively, and a net unrealized (loss) gain on investment securities of $(7,000) and $12,000 for the quarters ended June 30, 2004 and 2003, respectively. The comprehensive (loss) income for the six months ended June 30, 2004 and 2003 was $(9,513,000) and $1,270,000, respectively.  The comprehensive (loss) income for the six months ended June 30, 2004 and 2003 consisted of net (loss) income of $(9,512,000) and $1,211,000, respectively, and a net unrealized (loss) gain on investment securities of $(1,000) and $59,000 for the six months ended June 30, 2004 and 2003, respectively.

Note 4.  Asset Retirement Obligation

The Company recorded a $0.2 million cumulative effect of change in accounting principle during the first three months of 2003 as a result of the Company’s adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.  Under SFAS No. 143, the Company recorded an asset and liability in the amount of $0.4 million related to the estimated fair value of future decommissioning costs associated with the Denton radiopharmaceutical manufacturing facility. The real estate and equipment associated with the manufacturing facility for which the decommissioning costs were estimated were sold in December 2003.  The sale of these assets eliminated the future asset retirement obligation as recorded under SFAS 143 as of December 31, 2003.  Accretion of the asset retirement obligation totaled $33,000 and depreciation expense for the asset retirement asset totaled $26,000 for the six months ended June 30, 2003.

Note 5.  Common Stock Private Placement

In February 2004, the Company raised $9.0 million in net proceeds through the sale in a private placement (the 2004 Financing) of 1,845,000 shares of common stock.  The new common shareholders also received five-year warrants to purchase an aggregate of 922,500 shares of common stock at $7.00 per share.  The warrants are exercisable beginning on February 23, 2004 and, thereafter, are exercisable at any time during their term.  The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board of directors) shares of common stock at a price lower than the then-current exercise price of the warrants.  The warrants are redeemable at the election of the Company at any time after March 24, 2006, if the volume-weighted average price of the underlying Common Stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $10.50 per share, subject to adjustment.  The 1,845,000 shares of common stock issued in the 2004 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC.

Note 6.  Liquidity

The Company will need to raise additional capital to fund its Skeletal Targeted Radiotherapy (STR™) phase III clinical trial and other proposed STR studies, development of its newly acquired platinum-based compound, NX 473 (see Note 7), and future operating cash needs.  In April 2003 the Company received $10 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights.  In December 2003 the Company raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock (Series B Preferred Stock), which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  The Company raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  The Company intends to use the net proceeds from these financings for general working capital and to support its STR phase III pivotal trial.  With the proceeds of these offerings, the Company believes that its present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund its anticipated working capital and capital requirements with respect to its STR programs at least through the third quarter of 2005.  The Company will require additional funds for its NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce or curtail the scope of its NX 473 clinical program and other product development efforts.

During 2002, the Company discontinued all Pretarget® clinical and research activities, reduced staffing by 67% and terminated, effective in April 2003, the lease for its facilities at 410 West Harrison Street in Seattle.  Pretarget® technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.  Since discontinuation of the Pretarget program, the Company actively sought, both through targeted inquires and a broad-based auction process, a buyer or licensee for the technology.  In April 2004 the Company, in a negotiated arms-length transaction, sold the Pretarget patent portfolio to Aletheon Pharmaceuticals, Inc., a start-up company founded by two former Company employees.  The Company did not receive cash at the time of sale to Aletheon. The Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  The sale of the Pretarget intellectual property relieves the Company from the annual costs of maintaining the Pretarget patent estate.  During 2003 the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  See Note 7 below for additional information about the Pretarget transaction.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.25% on June 30, 2004.  The interest rate is equal to the bank prime rate and adjusts on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended June 30, 2004 and 2003 totaled $115,000 and $139,000, respectively. Principal and interest paid on the note during the six months ended June 30, 2004 and 2003 totaled $255,000 and $323,000, respectively.  In December 2003, the Company sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan.  As of June 30, 2004 the outstanding balance of the loan was $4,334,000.  The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  The bank prime interest rate of 4.00% was in effect on the payment recalculation date, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and operated the facility in standby mode.   In the second half of 2003, the Company re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. The Company does not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. The Company can provide no assurance, however, that Texas State Bank will not at some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,334,000 at June 30, 2004) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

The Company may seek to raise capital through additional sales of equity and/or debt securities or the establishment of other funding mechanisms. The Company is seeking to form a strategic partnership for STR and NX 473 development and commercialization.  The Company also may address its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets.  In the event that sufficient additional funds are not obtained through strategic partnering opportunities, sales of securities, licensing arrangements and/or sales of assets on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its product development activities and/or further reduction of costs for facilities and administration.

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

•             the scope and timing of the Company’s NX 473 clinical program;

•             the costs of discontinuing projects and technologies or decommissioning existing facilities, if the Company undertakes those activities;

•             the timing and amount of any milestone or other payments the Company might receive from potential strategic partners or from potential licenses;

•             the Company’s degree of success in commercializing STR and its other cancer therapy product candidates;

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

Note 7.  Purchase and Sale of Intellectual Property

Licensed Products represent the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent, acquired from AnorMED, Inc., in April 2004 and are accounted for at cost, less accumulated amortization.  Amortization is computed on a straight-line basis over an estimated useful life of twelve years.  Under the terms of the licensing agreement with AnorMED, the Company paid a one-time upfront milestone payment of $1 million in NeoRx common stock and $1 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  Under the agreement, the Company acquired an exclusive license, under a portfolio of issued patents and patent applications, to develop, manufacture and commercialize NX 473.  The agreement also exclusively licenses to the Company certain know-how pertaining to NX 473, including clinical and manufacturing data, regulatory submissions, and related information.

Also in April 2004, the Company sold to Aletheon Pharmaceuticals, Inc. the Company’s Pretarget® intellectual property.  Under the agreement, the Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  The Company did not receive cash at the time of sale to Aletheon.  The Pretarget intellectual property that the Company transferred to Aletheon under the agreement includes a portfolio of United States and foreign issued patents and patent applications, and trademark registrations and applications.  The sale of the Pretarget intellectual property relieves the Company from the significant annual costs of maintaining the Pretarget patent estate. Seattle-based Aletheon is a development stage biotherapeutics company founded by two former Company employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.  As described in Note 6 above, the Company discontinued its Pretarget clinical studies in July 2002.

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

Quarter and six months ended June 30, 2004 compared to quarter and six months ended June 30, 2003

Revenue for the second quarter of 2004 was $0.5 million, compared with $10.2 million for the second quarter of 2003.  Revenue for the six months ended June 30, 2004 was $1.0 million, compared with $10.3 million for the six months ended June 30, 2003.  Revenue for the second quarter and the first six months of 2004 consisted of milestone payments from Boston Scientific Corporation.  Revenue for the second quarter and the first six months of 2003 consisted of $10.0 million from the assignment and license to Boston Scientific Corporation of certain non-core intellectual property and revenue from a facilities lease agreement.

Total operating expenses for the second quarter of 2004 increased 4% to $5.1 million, from $4.9 million for the second quarter of 2003, and increased 18% to $10.6 million for the six months ended June 30, 2004, from $8.9 million for the same period in 2003.

Research and development expenses increased 14% to $3.1 million for the second quarter of 2004, from $2.7 million for the second quarter of 2003, and increased 29% to $6.9 million for the six months ended June 30, 2004, from $5.3 million for the same period in 2003.  The increase in R&D expenses for the second quarter of 2004 resulted from increased costs associated with operating the Company’s radiopharmaceutical manufacturing facility in Denton, Texas at near normal levels and site initiation costs related to the STR phase III trial.

General and administrative expenses decreased 8% to $2.0 million for the second quarter of 2004, compared with $2.2 million for the second quarter of 2003, and increased 2% to $3.7 million for the six months ended June 30, 2004, from $3.6 million for the same period in 2003.  The decrease in G&A costs for the second quarter of 2004 relates primarily to lower personnel costs.

Cash and investment securities as of June 30, 2004 were $27.2 million, compared with $27.5 million at December 31, 2003.  The Company believes that its existing cash and investment securities will be sufficient to fund its anticipated working capital and capital requirements with respect to its STR programs at least through the third quarter of 2005.  The Company will require additional funds for its NX 473 clinical programs, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce or curtail the scope of its NX 473 clinical program and other product development efforts.

Major Research and Development Projects

Our major research and development projects during the fiscal quarters ended June 30, 2004 and 2003 were Skeletal Targeted Radiotherapy (STR™) and Pretarget® technology.

Skeletal Targeted Radiotherapy.  We are developing STR for the treatment of multiple myeloma, a cancer originating in the bone marrow.  STR is designed to deliver radiation specifically to sites of cancer in the bone and bone marrow.  STR consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton.  We have incurred costs of approximately $50.6 million in connection with the STR program since the program’s inception in 1998.

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

We opened the phase III trial of STR to patient enrollment in March 2004 and plan to conduct the trial at multiple sites in the US and Canada. We do not plan to announce the opening of clinical sites or the enrollment of patients. We anticipate that the phase III trial will take several years to complete, and we do not expect to submit a New Drug Application (NDA) before mid-2007 for the potential approval of STR by the FDA. The actual time to completion of our STR phase III clinical trial depends upon numerous factors, including:

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

STR	$2,325	$1,430	$5,371	$3,135
Other overhead and research costs	784	1,298	1,520	2,204

Total research and development costs	$3,109	$2,728	$6,891	$5,339

Liquidity and capital resources

The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $27,216,000 at June 30, 2004 compared to $27,501,000 at December 31, 2003.  We primarily fund current operations with our existing cash and investments.  Cash used by operating activities for the six months ended June 30, 2004 totaled $8,129,000.  Revenues and other income sources for the second quarter of 2004 were not sufficient to cover operating expenses.

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

In December 2003, we raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock, which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  Additionally, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  We intend to use the net proceeds from these financings for general working capital and to support our phase III pivotal trial.  With the proceeds of these offerings, we believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements with respect to our STR programs at least through the third quarter of 2005.  We will require additional funds for our NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our NX 473 clinical program and other product development efforts.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.25% on June 30, 2004.  The interest rate is equal to the bank prime rate and adjusts on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended June 30, 2004 and 2003 totaled $115,000 and $139,000, respectively.  Principal and interest paid on the note during the six months ended June 30, 2004 and 2003 totaled $255,000 and $323,000, respectively. In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of June 30, 2004, the outstanding balance of the loan was $4,334,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode.  In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations.  We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation.  We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare us in default of the loan.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,334,000 at June 30, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and our common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  In phase II trials conducted by the prior licensee of the compound, NX 473 has been shown to be active in a variety of cancers, including ovarian cancer, lung cancer and prostate cancer.  NX 473 also exhibits the potential to be available in both oral and intravenous formulations. We expect to file an IND application for NX 473 later this year for a phase II study in lung cancer and a phase I/II study in colorectal cancer.  The timing and scope of those studies will depend in part on our ability to secure a contractor to fill and finish bulk drug substance and our ability to raise capital.  We are currently having fill-and finish of the intravenous formulation of the drug performed by a contract manufacturer.  We expect the drug to be available for clinical studies in the first quarter of 2005.

Also in April 2004, we sold and transferred to Aletheon Pharmaceuticals, Inc. our Pretarget® intellectual property.  Under the agreement, we could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  We did not receive any upfront consideration for the sale of the Pretarget property.  We discontinued our clinical studies using the Pretarget technology in July 2002, and since that time, had been actively seeking, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieves us of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  Seattle-based Aletheon is a development stage biotherapeutics company founded by two former NeoRx employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.

We will need to raise additional capital to fund our STR phase III clinical trial and other proposed STR studies, development of our newly-acquired platinum-based compound, NX 473, and future operating cash needs.  We may seek to raise capital through the sale of equity and/or debt securities or the development of other funding mechanisms. We are seeking to form a strategic partnership for STR and NX 473 development and commercialization.  We may also address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets In the event that sufficient additional funds are not obtained through strategic partnering opportunities, sales of securities, licensing arrangements and/or sales of assets on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our product development activities and/or further reduction of costs for facilities and administration.

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

•             the timing and amount of any milestone or other payments we might receive from potential strategic partners or from potential licenses;

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

Related party transactions

 Dr. Frederick Craves, a director of the Company, is a founder and current chairman of the board of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.  Carl Goldfischer, a Company director, also is a managing director of BCC.  Jack Bowman, who retired as NeoRx’s Chief Executive Officer and Chairman of the Board of Directors in May 2004, was on the business advisory board of BCC.  The Company and BCC entered into an agreement whereby BCC acted as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances and provided assistance relating to structuring and negotiating such transaction. The Company paid a retainer fee of $26,667 for the first quarter of 2003 and $25,000 for each quarter thereafter to the end of 2003. Retainer fee expenses under this agreement totaled $101,667.  The agreement also included a percentage of gross value of cash, securities, property or other consideration derived from a transaction, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from this provision of its agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.  This agreement expired December 31, 2003, and the Company has elected not to renew it.  The Company believes that the fees associated with this contract are equivalent to market prices for similar service at independent investment banks.

In connection with consulting services performed in 2003, Dr. Paul G. Abrams, a former Chief Executive Officer of the Company, received consulting fees of approximately $76,600 for the quarter ended June 30, 2003.  This agreement terminated on July 31, 2003.

In connection with consulting services performed in 2003, Becky J Bottino, former Senior Vice President of Technical Operations, received consulting fees of approximately $9,000 for the quarter ended June 30, 2003.  This agreement terminated on September 15, 2003.

In connection with consulting services performed in 2003, Richard L. Anderson, former Senior Vice President, Chief Financial Officer and Secretary, received consulting fees of approximately $57,000 for the quarter ended June 30, 2003.  This agreement terminated on October 7, 2003.

On June 26, 2003, the compensation committee approved effective with the resignation of Douglass B. Given, formerly the Company’s President and Chief Executive Officer, on June 30, 2003, the accelerated vesting of all outstanding stock options granted by the Company to Dr. Given. These options were exercisable until June 30, 2004. Mr. Given exercised 232,570 of these options through June 2004. The balance of these options were not exercised and expired on June 30, 2004.

On April 9, 2004, the compensation committee approved effective with the resignation of Melinda G. Kile, formerly the Vice President of Finance, the extension of time to exercise all stock options granted by the Company to Ms. Kile that were vested at the time of her resignation.  These options are exercisable until December 31, 2004.

Additional factors that may affect results

In addition to the other information contained in this report, you should carefully read and consider the following risk factors before purchasing our common stock. Each of these risks could harm our business, operating results and financial condition, as well as decrease the value of an investment in our stock.  An investment in NeoRx securities involves a high degree of risk.

Risks Related to Our Business

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable since our formation in 1984. As of June 30, 2004, we had an accumulated deficit of $224.2 million. Our net loss for the quarter ended June 30, 2004 was $4.6 million.  We had net losses of $5.1 million for the year ended December 31, 2003, $23.1 million for the year ended December 31, 2002, and $23.8 million for the year ended December 31, 2001. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that our proposed STR™ (Skeletal Targeted Radiotherapy) product will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products. Total estimated costs to complete the STR phase III clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply. Although we currently are focusing on our STR product candidate for multiple myeloma, we plan in the future to simultaneously conduct clinical trials and preclinical research for a number of different indications and cancer therapy products, which is costly. Our future revenues may not be sufficient to support the expense of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital to:

•             fund operations;

•             continue research and development of STR and any other product candidates;

•             commercialize STR or any other proposed products; and

•             develop and implement a clinical program for our newly-acquired NX 473 platinum compound.

We believe that our available cash and investment securities will be sufficient to fund our anticipated working capital and capital requirements with respect to our STR programs at least through the third quarter of 2005.  We will require additional funds for our NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our NX 473 clinical program and other product development efforts.

We may seek to raise capital through the sale of equity and/or debt securities or the development of other funding mechanisms. We are seeking to form a strategic partnership for STR and NX 473 development and commercialization. We also may address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets. The amount of additional financing we need will depend on a number of factors, including the following:

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

•             the timing and amount of any milestone or other payments we might receive from potential strategic partners or from potential licenses;

•             our degree of success in commercializing STR and our other cancer therapy product candidates;

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

We opened the phase III trial of STR to patient enrollment in March 2004 and plan to conduct the trial at multiple sites in the US and Canada.  We do not plan to announce the opening of clinical sites or the enrollment of patients.  We anticipate that the phase III trial will take several years to complete and we do not expect to submit a New Drug Application (NDA) before mid-2007 for the potential approval of STR by the FDA.  The actual time to completion of our STR phase III clinical trial depends upon numerous factors, including:

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

We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product. Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing, development and commercialization of our STR product candidate. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to advance or complete, or experience delays in or are forced to curtail our planned clinical programs, our stock price and our ability to conduct our business could be harmed.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our phase III clinical trial may not be sufficient to support regulatory approval of our proposed STR product. The clinical trials of our STR product and other proposed products may not be completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which would prevent us from marketing the proposed product.

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

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.25% on June 30, 2004.  The interest rate is equal to the bank prime rate and adjusts as the prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the second quarter of 2004 totaled $231,000.  In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of June 30, 2004, the outstanding balance of the loan was $4,334,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare us in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,334,000 at June 30, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and relationships to support the development, sale, marketing, distribution and manufacture of STR, NX 473 and any other future product candidates and technologies in the US and Europe. At present, we have two material collaborative agreements.  The first is the exclusive worldwide (except in Australia) license granted to us by The Dow Chemical Company for the development and commercial sale of STR. Under that license, we are solely responsible for the development and commercialization of STR. Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents. Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions. After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8,500,000. We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach. We can terminate the license at any time upon prior written notice to Dow. Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency. If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement. We currently anticipate such expiration date to be February 3, 2015. Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR. If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

Our second material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of an anti-cancer platinum compound, NX 473.  Under that license, we are solely responsible for the development and commercialization of NX 473. AnorMED retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents.  The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of an NX 473 phase II study or initiation of an NX 473 phase III study, submission to the FDA of an NDA for NX 473, regulatory approval from the FDA of NX 473 and the attainment of certain levels of annual net sales of NX 473.  Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing NX 473 and attaining established milestones.  The license agreement may be terminated by either party for breach, if the other party files a petition in bankruptcy or insolvency or for reorganization, or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.  We expect to file an IND application for NX 473 later this year for a phase II study in lung cancer and a phase I/II study in colorectal cancer.  If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our plan to undertake NX 473 clinical studies.

In connection with our STR product development and manufacturing activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including process support and equipment validation at the Denton facility, drug dispensing, distribution and shipping, and clinical trial management. We are not materially dependent on our relationship with any of these contractors. However, because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur additional costs and delays in our STR phase III trial and any other product development activities, which could have a material negative effect on our business.

None of our current employees has any experience selling, marketing and distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of STR or any other product candidate, we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position.

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

•             our ability to retain qualified personnel and necessary regulatory permits; and

•             the availability and cost of potential third-party suppliers of STR.

If in the future we decide to transition the STR production process to a third-party supplier, such third-party supplier could require significant start-up time to qualify and implement the manufacturing process. In such case, our ability to move forward with further STR clinical and commercial development could be adversely affected and we may incur significant additional costs in connection with manufacturing operations. Further, there can be no assurance that manufacturing alternatives would be available on a timely or cost-effective basis.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to our STR product in development in the United States, we currently rely primarily on US patent numbers USPN 4,882,142 (expiring December 19, 2008) and USPN 5,059,412 (expiring October 22, 2008), both of which are licensed to us by The Dow Chemical Company, and USPN 6,767,531 issued to NeoRx (expiring June 12, 2020). We may be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering STR after regulatory approval of STR in the United States. In addition, we have patent applications pending in the United States that include claims directed to the treatment of bone-associated cancers (including multiple myeloma) using the STR product with other cancer treatments.

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

Jerry McMahon, Ph.D. was appointed Chief Executive Officer of the Company, effective May 11, 2004, and was named Chairman of the Board of Directors in June 2004.  Mr. Bowman retired from his position as Chief Executive Officer effective May 11, 2004, and he did not stand for reelection as a director of the Company at the Company’s Annual Meeting of Shareholders held on May 18, 2004.  Mr. Bowman was considered a key employee of the Company.  We did not experience any material disruption or delays as a consequence of Mr. Bowman’s retirement.

As of June 30, 2004, we had a total work force of 39 full-time employees and three part-time employees. Our success depends, to a significant extent, on the continued contributions of our principal management, scientific, and manufacturing personnel. The loss of the services of one or more of these individuals could delay our STR product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

We have change in control agreements and severance agreements with all of our executive officers and consulting agreements with various of our scientific advisors. Our agreements with our executive officers provide for “at will” employment, which means that each executive may terminate his or her service with us at any time. In addition, our scientific advisors may terminate their services to us at any time. As of the date of this report, no current key employee has announced his or her intention to leave the company.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. The high and low closing sale prices for our common stock were $6.05 and $0.28 in 2002. In 2003, the high and low closing sale prices were $6.47 and $0.37. The high and low closing sale prices during the period from January 2, 2004 through August 3, 2004 were $5.78 and $1.67. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

Certain provisions of our Series B Convertible Preferred Stock and certain outstanding warrants may prevent or make it more difficult for us to raise funds or take other actions.

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

The outstanding shares of Series B preferred stock, at a conversion price of $5.00 per share, are currently convertible into 3,150,000 shares of common stock. In addition, warrants accompanying the Series B preferred stock, at an exercise price of $6.00 per share, are exercisable for 630,000 shares of common stock. These shares of common stock, when issued upon conversion of the Series B preferred stock and exercise of the warrants, have been registered with the SEC and are generally available for immediate resale in the public market.  We issued in the 2004 Financing 1,845,000 shares of common stock and warrants, at an exercise price of $7.00 per share, exercisable into 922,500 shares of common stock. The shares of common stock issued in the 2004 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC and are generally available for immediate resale in the public market.  The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At June 30, 2004, the Company owned government debt instruments totaling $4.7 million and owned no corporate debt securities. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company’s debt securities as of June 30, 2004 had maturities of less then one year.

The Company’s only outstanding debt is its note payable to Texas State Bank.  The outstanding balance of the note was $4,334,000 on June 30, 2004.  The note, which matures in April 2009, bears interest equal to the bank prime rate.  The interest rate on the note is adjusted on the same date that the bank prime rate changes.  The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Corporate Controller and Chief Accounting Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures as of the end of the quarter and, based on their evaluation, the Chairman and Chief Executive Officer and the Corporate Controller and Chief Accounting Officer, have concluded that these disclosure controls and procedures are effective in ensuring that the information disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 2 2004, the Company executed a license agreement to acquire from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  As partial consideration for the license, the Company issued to 243,711 shares of its common stock, at $4.10 per share, to AnorMed in a private placement transaction exempt under Section 4(2) of the Securities Act of 1933.  The market price of the shares issued was determined based on the volume-weighted average of the daily closing prices of Company common stock for the 10 consecutive trading days preceding the date of the license agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 18, 2004.  The following nominees were elected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Abstain

Frederick B. Craves	24,618,213	586,540
E. Rolland Dickson	25,404,316	586,540
Carl S. Goldfischer	24,642,305	586,540
Alan A. Steigrod	25,396,575	586,540
David B. Stevens	25,436,424	586,540
Robert M. Littauer	24,196,236	586,540

The proposal to approve the NeoRx Corporation 2004 Incentive Compensation Plan was approved by the vote set forth below:

For	5,482,715
Against	3,389,535
Abstain	139,776

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits – See Exhibit Index below.

(b) Reports on Form 8-K:

On April 6, 2004, we filed a report on Form 8-K announcing the acquisition of commercialization rights to NX 473 from AnorMED, Inc., the sale and transfer of NeoRx’s Pretarget intellectual property to Aletheon Pharmaceuticals, Inc. and the resignation of Melinda G. Kile as Vice President, Finance.

On April 26, 2004, we filed a report on Form 8-K announcing our financial results for the quarter ended March 31, 2004.

On April 29, 2004, we filed a report on Form 8-K announcing the appointment of Jerry McMahon, Ph.D as Chief Executive Officer, effective May 11, 2004, and the resignation of Jack L. Bowman as Chief Executive Officer on the same date.

On June 10, 2004, we filed a report on Form 8-K announcing that the Company presented data from its phase II dosimetry study of STR™ (Skeletal Targeted Radiotherapy) at the 2004 Annual Meeting of the American Society of Clinical Oncology (ASCO).

On June 25, 2004, we filed a report on Form 8-K announcing that the Board of Directors had appointed Jerry McMahon, Ph.D., as Chairman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date:	August 9, 2004	By:	/s/ MICHAEL K. JACKSON
Michael K. Jackson
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	(G)
10.7	Indemnification Agreement (‡)	(H)
10.8	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(K)
10.9	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.11	Stock Option Agreement, dated November 16, 2000, between NeoRx Corporation and Douglass Given (‡)	(I)
10.12	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(L)
10.13	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.14	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.15	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.16	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.17	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.18	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.19	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.20	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.21	2004 Incentive Compensation Plan (‡)	(P)
10.22

Supply Agreement dated as of March 1, 2004, between the Company and the University of Missouri Research Reactor facility group. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(Q)
10.23	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.24

Agreement of Sale and Purchase dated as of April 2, 2004, between the Company and Aletheon Pharmaceuticals, Inc.  Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(Q)
10.25	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Jerry McMahan (‡)	(O)
10.26	Change of Control Agreement dated as of May 11, 2004, between the Company and Jerry McMahan (‡)	(O)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(O)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Chief Accounting Officer	(O)

32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(O)
32.2	Section 1350 Certification of Corporate Controller and Chief Accounting Officer	(O)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-111344) filed on December 19, 2002, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/-A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 (Registration No. 33-71164) effective December 13, 1993, and incorporated herein by reference.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-71368), filed October 10, 2001, and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002,and incorporated herein by reference.

(O)	Submitted herewith.

(P)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-115729), filed May 21, 2004, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.