Form 10-Q
period 2004-09-30
NEORX CORP
filed 2004-11-09
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒    No  ☐

As of November 1, 2004, 30,860,253 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,599	$15,166
Investment securities	1,497	12,335
Prepaid expenses and other current assets	436	652
Total current assets	22,532	28,153

Facilities and equipment	9,404	9,103
Less accumulated depreciation	2,141	1,632
Facilities and equipment, net	7,263	7,471
Other assets	67	67
Licensed products, less accumulated amortization of $83	1,917	—

Total assets	$31,779	$35,691

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$371	$409
Accrued liabilities	1,287	1,295
Current portion of note payable	267	385
Total current liabilities	1,925	2,089

Long-term liabilities:
Note payable, net of current portion	4,004	4,112

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at September 30, 2004 and December 31, 2003 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at September 30, 2004 and December 31, 2003 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 60,000,000 shares authorized, 30,485,796 and 28,002,945 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	610	560
Additional paid-in capital	254,139	243,365
Accumulated deficit, including other comprehensive loss of $3 and $7 at September 30, 2004 and December 31, 2003, respectively	(228,903)	(214,439)
Total shareholders’ equity	25,850	29,490
Total liabilities and shareholders’ equity	$31,779	$35,691

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$5	$225	$1,013	$10,531
Operating expenses:
Research and development	3,118	2,037	10,009	7,376
General and administrative	1,492	1,142	5,173	4,742
Total operating expenses	4,610	3,179	15,182	12,118
Loss from operations	(4,605)	(2,954)	(14,169)	(1,587)
Other income (expense):
Loss on sale of securities	—	(142)	—	(142)
Interest income	83	30	232	184
Interest expense	(59)	(57)	(156)	(177)
Total other income (expense)	24	(169)	76	(135)
Net loss before cumulative effect of change in accounting principle	(4,581)	(3,123)	(14,093)	(1,722)
Cumulative effect of change in accounting principle	—	—	—	(190)
Net loss	(4,581)	(3,123)	(14,093)	(1,912)
Preferred stock dividends	(125)	(125)	(375)	(375)
Net loss applicable to common shares	$(4,706)	$(3,248)	$(14,468)	$(2,287)

Loss per share applicable to common shares:
Basic and diluted loss before cumulative effect of change in accounting principle	$(0.15)	$(0.12)	$(0.48)	$(0.07)
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Basic and diluted loss applicable to common shares	$(0.15)	$(0.12)	$(0.48)	$(0.08)

Shares used in calculation of loss per share:
Basic and diluted	30,419	27,355	29,901	27,062

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(14,093)	$(1,912)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	592	607
Loss on disposal of equipment	—	240
Cumulative effect of change in accounting principle	—	190
Accretion of asset retirement obligation liability	—	50
Gain on sale of securities	—	142
Common stock issued for services	—	4
Stock options and warrants issued for services	(6)	276
Stock-based employee compensation	340	590
Change in operating assets and liabilities:
Prepaid expenses and other assets	216	(60)
Accounts payable	(38)	(371)
Accrued liabilities	(133)	(909)
Net cash used in operating activities	(13,122)	(1,153)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	10,874	19,211
Purchases of investment securities	(32)	(23,049)
Facilities and equipment purchases	(301)	(51)
Licensed products	(1,000)	—
Proceeds from sales of equipment	—	188
Net cash provided by (used in) investing activities	9,541	(3,701)

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	448	1,196
Receipt of note receivable principal	—	68
Repayment of note payable principal	(226)	(284)
Repayment of capital lease obligation	—	(50)
Preferred stock dividends	(250)	(250)
Proceeds from issuance of common stock and warrants	9,042	—
Net cash provided by financing activities	9,014	680

Net increase (decrease) in cash and cash equivalents	5,433	(4,174)

Cash and cash equivalents:
Beginning of period	15,166	6,564
End of period	$20,599	$2,390

Supplemental disclosure of non-cash financing activity:
Issuance of common stock to settle accrued bonuses	$—	$33
Purchase of Licensed Products with common stock	$1,000	$—
Accrual of preferred dividend	$125	$125

Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$142	$178

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

In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of operations and cash flows for the periods ended September 30, 2004 and 2003.

The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the expected operating results for the full year.

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

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss applicable to common shares:
As reported	$(4,706)	$(3,248)	$(14,468)	$(2,287)
Add: Stock-based employee compensation expense included in reported net loss	—	—	340	590
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(313)	(494)	(1,270)	(2,231)
Pro forma	$(5,019)	$(3,742)	$(15,398)	$(3,928)
Net loss per common share, basic and diluted:
As reported:
Basic and diluted	$(0.15)	$(0.12)	$(0.48)	$(0.08)
Pro forma:
Basic and diluted	$(0.16)	$(0.14)	$(0.51)	$(0.15)

The per share weighted-average fair value of stock options granted during the quarters ended September 30, 2004 and 2003 was $1.67 and $2.42, respectively, and during the nine months ended September 30, 2004 and 2003 was $1.97 and $0.97, respectively.  The fair values were determined as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.14%	2.40%	3.42%	2.30%
Expected volatility	122.3%	140.0%	122.1%	135.6%
Expected life in years	4.00	4.00	4.00	4.00

Note 2.  Net Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  Calculations of diluted loss per share exclude the effect of the following stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Common stock options	4,050,285	4,431,894	4,050,285	4,431,894
Common stock warrants	1,587,500	875,000	1,587,500	875,000

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2004 and 2003, respectively, and the 3,150,000 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the period ended September 30, 2004 because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended September 30, 2004 and 2003 was $4,576,000 and $3,100,000, respectively.  The comprehensive loss for the quarters ended September 30, 2004 and 2003 consisted of net loss of $4,581,000 and $3,123,000, respectively, and a net unrealized gain on investment securities of $5,000 and $23,000 for the quarters ended September 30, 2004 and 2003, respectively. The comprehensive loss for the nine months ended September 30, 2004 and 2003 was $14,089,000 and $1,830,000, respectively.  The comprehensive loss for the nine months ended September 30, 2004 and 2003 consisted of net loss of $14,093,000 and $1,912,000, respectively, and a net unrealized gain on investment securities of $4,000 and $82,000 for the nine months ended September 30, 2004 and 2003, respectively

Note 4.  Asset Retirement Obligation

The Company recorded a $0.2 million cumulative effect of change in accounting principle during the first three months of 2003 as a result of the Company’s adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.  Under SFAS No. 143, the Company recorded an asset and liability in the amount of $0.4 million related to the estimated fair value of future decommissioning costs associated with the Denton, TX radiopharmaceutical manufacturing facility. The real estate and equipment associated with the manufacturing facility for which the decommissioning costs were estimated were sold in December 2003.  The sale of these assets eliminated the future asset retirement obligation as recorded under SFAS 143 as of December 31, 2003.  Accretion of the asset retirement obligation totaled $50,000 and depreciation expense for the asset retirement asset totaled $39,000 for the nine months ended September 30, 2003.

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

In April 2003, the Company received $10 million from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights.  In December 2003, the Company raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock (Series B Preferred Stock), which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  The Company raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  The Company intends to use the net proceeds from these sources for general working capital and to support its STR phase III pivotal trial.  With the proceeds of these offerings, the Company believes that its present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund its anticipated working capital and capital requirements with respect to its STR multiple myeloma program through the third quarter of 2005.  The Company will require additional funds for its development of STR for any additional cancer indications and for its NX 473 clinical program, which the Company currently plans to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce the scope of or curtail its STR and NX 473 clinical programs and other product development efforts.

During 2002, the Company discontinued all Pretarget clinical and research activities, reduced staffing by 67% and terminated, effective in April 2003, the lease for its facilities at 410 West Harrison Street in Seattle.  Pretarget technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.  Since discontinuation of the Pretarget program, the Company actively sought, both through targeted inquires and a broad-based auction process, a buyer or licensee for the technology.  In April 2004, the Company, in a negotiated arms-length transaction, sold the Pretarget patent portfolio to Aletheon Pharmaceuticals, Inc., a start-up company founded by two former Company employees.  The Company did not receive cash at the time of sale to Aletheon. The Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales The sale of the Pretarget intellectual property relieves the Company from the annual costs of maintaining the Pretarget patent estate.  In 2003, the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  See Note 7 below for additional information about the Pretarget transaction.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.75% on September 30, 2004.  The interest rate is equal to the bank prime rate and adjusts on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended September 30, 2004 and 2003 totaled $115,000 and $139,000, respectively. Principal and interest paid on the note during the nine months ended September 30, 2004 and 2003 totaled $370,000 and $463,000, respectively.  In December 2003, the Company sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan.  As of September 30, 2004 the outstanding balance of the loan was $4,270,000.  The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  The bank prime interest rate of 4.00% was in effect on the payment recalculation date, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and operated the facility in standby mode.  In the second half of 2003, the Company re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. The Company does not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. The Company can provide no assurance, however, that Texas State Bank will not at some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,270,000 at September 30, 2004) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to obtain an alternative source of financing for the facility.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt. The Company may seek to raise capital through additional sales of equity and/or debt securities or the establishment of other funding mechanisms. The Company is seeking to form strategic partnerships for STR and NX 473 development and commercialization.  The Company also may address its need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets.  In the event that sufficient additional funds are not obtained through the sales of securities, strategic partnering opportunities, licensing arrangements and/or sales of assets on a timely basis, the Company plans to reduce expenses through the delay, reduction or curtailment of its product development activities and/or further reduction of costs for facilities and administration.

Our actual capital requirements will depend upon numerous factors, including:

•    the rate of progress and costs of our clinical trial and research and development activities, including our ability to activate clinical sites and enroll qualified patients into our STR phase III clinical trial;

•    our ability to obtain clinical material from third-party suppliers and manufacture STR in a timely and cost-effective manner;

•    actions taken by the FDA and other regulatory authorities;

•    the scope and timing of our NX 473 development program clinical trials and other research and development efforts;

•    the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•    the timing and amount of any milestone or other payments we might receive from existing and potential strategic partners and licensees;

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

Note 7.  Purchase and Sale of Intellectual Property

Licensed Products represent the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent, acquired from AnorMED, Inc., in April 2004 and are accounted for at cost, less accumulated amortization.  Amortization is computed on a straight-line basis over an estimated useful life of twelve years.  In April 2004, under the terms of the licensing agreement with AnorMED, the Company paid a one-time upfront milestone payment of $1 million in NeoRx common stock and $1 million in cash.  The agreement also provides milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  Under the agreement, the Company acquired an exclusive license, under a portfolio of issued patents and patent applications, to develop, manufacture and commercialize NX 473.  The agreement also exclusively licenses to the Company certain know-how pertaining to NX 473, including clinical and manufacturing data, regulatory submissions, and related information.

Also in April 2004, the Company sold to Aletheon Pharmaceuticals, Inc. the Company’s Pretarget intellectual property.  Under the agreement, the Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales. The timing and amount of milestone and royalty payments, if any, are uncertain.  The Company did not receive cash at the time of sale to Aletheon.  The Pretarget intellectual property that the Company transferred to Aletheon under the agreement includes a portfolio of United States and foreign issued patents and patent applications, and trademark registrations and applications.  The sale of the Pretarget intellectual property relieves the Company from the significant annual costs of maintaining the Pretarget patent estate. Seattle-based Aletheon is a development stage biotherapeutics company founded by two former Company employees. The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.  The Company discontinued its Pretarget development activities and clinical studies in July 2002.

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

NeoRx and STR are our trademarks or registered trademarks in the United States and/or foreign countries.  Pretarget is a trademark of Aletheon Pharmaceuticals, Inc. in the United States and/or foreign countries.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.  For a more complete description, please refer to our Annual Report on Form 10-K.

Quarter and nine months ended September 30, 2004 compared to quarter and nine months ended September 30, 2003

Revenue for the third quarter of 2004 was $5,000 compared to $225,000 for the third quarter of 2003.  Revenue for the nine months ended September 30, 2004 was $1.0 million compared to $10.5 million for the nine months ended September 30, 2003.  Revenue for the first nine months of 2004 consisted primarily of milestone payments from Boston Scientific Corporation.  Revenue for the third quarter of 2003 consisted of revenue from a facilities lease, while revenue for the first nine months of 2003 consisted of $10.0 million from the assignment and license to Boston Scientific Corporation of certain non-core intellectual property and $0.5 million from a facilities lease.

Total operating expenses for the third quarter of 2004 increased to $4.6 million, from $3.2 million for the third quarter of 2003, and increased to $15.2 million for the nine months ended September 30, 2004, from $12.1 million for the same period in 2003.

Research and development expenses increased to $3.1 million for the third quarter of 2004, from $2.0 million for the third quarter of 2003.  The increase in R&D expenses for the third quarter of 2004 resulted from increased costs primarily related to the STR phase III trial, including a $0.2 million increase in drug compound costs, a $0.4 million increase in Clinical Research Organization (CRO) costs and a $0.4 million increase in consulting activity.  Research and development expenses for the nine months ended September 30, 2004 increased to $10.0 million, from $7.4 million for the same period in 2003 due to the same activities, including a $1.0 million increase in consulting activity, a $0.9 million increase in manufacturing facility validation and preparation expense and a $0.7 million increase in drug compound costs.

General and administrative expenses increased to $1.5 million for the third quarter of 2004, compared to $1.1 million for the third quarter of 2003, and increased to $5.2 million for the nine months ended September 30, 2004, from $4.7 million for the same period in 2003.  The increase in G&A costs for the quarter ended September 30, 2004 resulted primarily from a $0.1 million increase in consulting activity and a $0.2 million increase in personnel recruiting activity.  The increase in G&A costs for the nine months ended September 30, 2004 resulted primarily from a $0.3 million increase in recruiting activities, a $0.2 million increase in consulting activity and a $0.1 increase in accounting fees, offset by a $0.3 million decrease in personnel costs.

Cash and investment securities as of September 30, 2004 were $22.1 million, compared to $27.5 million at December 31, 2003.

Major Research and Development Projects

Our major research and development project during the fiscal quarters ended September 30, 2004 and 2003 was Skeletal Targeted Radiotherapy (STR™).

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

We opened the phase III trial of STR to patient enrollment in March 2004 and plan to conduct the trial at multiple sites in the US and Canada.  We do not plan to announce the opening of clinical sites or the enrollment of patients.  We anticipate that the phase III trial will take several years to complete, and we do not expect to submit a New Drug Application (NDA) before mid-2007 for the potential approval of STR by the FDA.  The actual time to completion of our STR phase III clinical trial depends upon numerous factors including:

•    our ability to identify and enroll patients who meet trial eligibility criteria;

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

•    the extent of scheduling conflicts with participating clinicians and clinical institutions.

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply.  These costs could be substantially higher if we have to repeat, revise or expand the scope of our trials, or conduct additional clinical trials not presently planned, to secure marketing approvals.  These estimated costs exceed our current capital resources and we will be required to obtain additional funding to complete the STR clinical trial.

To date, we have not received any revenues from product sales of STR and do not expect any material cash inflows relating to our STR development activities until after marketing approvals are obtained, if they are obtained, and then only if STR finds acceptance in the marketplace.

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

	Quarter Ended September 30,		Nine months ended September 30,
(000’s)	2004	2003	2004	2003

STR	$2,479	$1,359	$7,850	$4,494
Other overhead and research costs	639	678	2,159	2,882

Total research and development costs	$3,118	$2,037	$10,009	$7,376

Liquidity and capital resources

The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $22.1 million at September 30, 2004 compared to $27.5 million at December 31, 2003.  We primarily fund current operations with our existing cash and investments.  Cash used by operating activities for the nine months ended September 30, 2004 totaled $13.1 million.  Revenues and other income sources for the third quarter of 2004 were not sufficient to cover operating expenses. We believe that our available cash, investment securities and interest income will be sufficient to fund our anticipated working capital and capital requirements with respect to our STR multiple myeloma program through the third quarter of 2005, but will not be sufficient to complete our STR phase III clinical trial, which we estimate will cost $35 to 40 million, including the cost of clinical drug supply.  We will require additional funds for development of STR for any additional cancer indications and for our NX 473 clinical program, which currently is expected to begin in the first half of 2005.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our STR and NX 473 clinical programs and other product development efforts.

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

In December 2003, we raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock, which are convertible, at a price of $5.00 per share, into 3,150,000 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  Additionally, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  We intend to use the net proceeds from these financings for general working capital and to support our STR phase III pivotal trial.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.75% on September 30, 2004.  The interest rate is equal to the bank prime rate and adjusts on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended September 30, 2004 and 2003 totaled $115,000 and $139,000, respectively.  Principal and interest paid on the note during the nine months ended September 30, 2004 and 2003 totaled $370,000 and $463,000, respectively. In December 2003 we sold a non-essential portion of our Denton facility. The proceeds of the sale, $827,000, were applied to reduce the outstanding balance on the loan. As of September 30, 2004, the outstanding balance of the loan was $4,270,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode.  In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations.  We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation.  We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare us in default of the loan.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,270,000 at

September 30, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and our common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  In phase II trials conducted by the prior licensee of the compound, NX 473 has been shown to be active in a variety of cancers, including ovarian cancer, lung cancer and prostate cancer.  NX 473 also exhibits the potential to be available in both oral and intravenous formulations. We filed an IND application for NX 473 in October 2004 for a phase II study in lung cancer.  We also plan to file this year an IND for a phase I/II study in colorectal cancer.  The timing and scope of those studies will depend in part on our ability to raise capital, obtain required FDA approval and secure a contractor to fill and finish bulk drug substance.  We are currently having fill-and-finish of the intravenous formulation of the drug performed by a contract manufacturer.  We expect the drug to be available for clinical studies in the first half of 2005.

Also in April 2004, we sold and transferred to Aletheon Pharmaceuticals, Inc. our Pretarget intellectual property.  Under the agreement, we could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  We did not receive any upfront consideration for the sale of the Pretarget property.  We discontinued our clinical studies using the Pretarget technology in July 2002, and since that time, had been actively seeking, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieves us of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  Seattle-based Aletheon is a development-stage biotherapeutics company founded by two former NeoRx employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.

We will need to raise additional capital to fund our STR phase III clinical trial and other proposed STR studies, development of our recently-acquired platinum-based compound, NX 473, and future operating cash needs.  We may seek to raise capital through the sale of equity and/or debt securities or the development of other funding mechanisms. We are seeking to form strategic partnerships for STR and NX 473 development and commercialization.  We may also address our need for additional capital by pursuing opportunities for the licensing, sale or divestiture of certain non-core intellectual property and other assets.  In the event that sufficient additional funds are not obtained through strategic partnering opportunities, sales of securities, licensing arrangements and/or sales of assets on a timely basis, we plan to reduce expenses through the delay, reduction or curtailment of our product development activities and/or further reduction of costs for facilities and administration.

Our actual capital requirements will depend upon numerous factors, including:

•    the rate of progress and costs of our clinical trial and research and development activities, including our ability to activate clinical sites and enroll qualified patients into our STR phase III clinical trial;

•    our ability to obtain clinical material from third-party suppliers and manufacture STR in a timely and cost-effective manner;

•    actions taken by the FDA and other regulatory authorities;

•    the scope and timing of our NX 473 development program clinical trials and other research and development efforts;

•    the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•    the timing and amount of any milestone or other payments we might receive from existing and potential strategic partners and licensees;

•    our degree of success in commercializing STR and other cancer therapy product candidates;

•    the emergence of competing technologies and products, and other adverse market developments; and

•    the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  Our financial statements are prepared on a going concern basis; however, if we are forced to liquidate our assets, we may not be able to recover the carrying amount of such assets.

Related party transactions

Dr. Frederick Craves, a director of the Company, is a founder and current chairman of the board of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.  Dr. Carl Goldfischer, also a Company director, is a managing director of BCC.  Jack Bowman, who retired as NeoRx’s Chief Executive Officer and Chairman of the Board of Directors in May 2004, was on the business advisory board of BCC.  The Company and BCC entered into an agreement whereby BCC acted as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances and provided assistance relating to structuring and negotiating such transaction. The Company paid a retainer fee of $26,667 for the first quarter of 2003 and $25,000 for each quarter thereafter to the end of 2003. Retainer fee expenses under this agreement totaled $101,667.  The agreement also included a percentage of gross value of cash, securities, property or other consideration derived from a transaction, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from this provision of its agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.  This agreement expired December 31, 2003, and the Company has elected not to renew it.  The Company believes that the fees associated with this contract are equivalent to market prices for similar service at independent investment banks.

In connection with consulting services performed in 2003, Dr. Paul G. Abrams, a former Chief Executive Officer of the Company, received consulting fees of approximately $25,500 for the quarter ended September 30, 2003.  This agreement terminated on July 31, 2003.

In connection with consulting services performed in 2003, Becky J. Bottino, former Senior Vice President of Technical Operations, received consulting fees of approximately $7,500 for the quarter ended September 30, 2003.  This agreement terminated on September 15, 2003.

In connection with consulting services performed in 2003, Richard L. Anderson, former Senior Vice President, Chief Financial Officer and Secretary, received consulting fees of approximately $57,000 for the quarter ended September 30, 2003.  This agreement terminated on October 7, 2003.

On June 26, 2003, the compensation committee approved effective with the resignation of Dr. Douglass B. Given, formerly the Company’s President and Chief Executive Officer, on June 30, 2003, the accelerated vesting of all outstanding stock options granted by the Company to Dr. Given. These options were exercisable until June 30, 2004.  Mr. Given exercised 232,570 of these options through June 2004.  The balance of these options was not exercised and expired on June 30, 2004.

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

We have not been profitable since our formation in 1984. As of September 30, 2004, we had an accumulated deficit of $228.9 million. Our net loss for the quarter ended September 30, 2004 was $4.6 million.  We had net losses of $5.1 million for the year ended December 31, 2003, $23.1 million for the year ended December 31, 2002, and $23.8 million for the year ended December 31, 2001. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that our proposed STR product will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

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

•    commercialize STR or any other proposed products; and

•    develop and implement a clinical program for our recently-acquired NX 473 platinum compound.

We believe that our available cash and investment securities will be sufficient to fund our anticipated working capital and capital requirements with respect to our STR phase III program through the third quarter of 2005.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our STR and NX 473 development programs, including any clinical trials, and other product development efforts. The amount of additional financing we need will depend on a number of factors, including the following:

•    the rate of progress and costs of our clinical trial and research and development activities, including our ability to activate clinical sites and enroll qualified patients into our STR phase III clinical trial;

•    our ability to obtain clinical material from third-party suppliers and manufacture STR in a timely and cost-effective manner;

•    actions taken by the FDA and other regulatory authorities;

•    the scope and timing of our NX 473 clinical program and other research and development efforts;

•    the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•    the timing and amount of any milestone or other payments we might receive from existing and potential strategic partners and licensees;

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

TTP/HUS is a syndrome that sometimes occurs in patients conditioned for bone marrow transplant with total body irradiation. It is believed to be caused, at least in part, by radiation injury to the kidneys. Of the seven patients who developed TTP/HUS believed to be related to treatment with STR, two were alive at last follow-up in 2003. Three patients died with disease progression, making it difficult to determine the cause of death, and two patients died without disease progression, suggesting that TTP/HUS may have been a cause of death. Our studies indicated that the occurrence of drug-related TTP/HUS in the phase I/II trials was dependent on the dose of STR administered. The lowest dose at which drug-related TTP/HUS occurred was 938 mCi/m2. In the phase III trial, the dose of STR has been reduced to a fixed dose of 750 mCi/m2. No cases of drug-related TTP/HUS have been seen among the ten patients treated in the phase I/II studies at comparable doses of STR.

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

We opened the phase III trial of STR to patient enrollment in March 2004 and plan to conduct the trial at multiple sites in the US and Canada. There is a limited number of patients with primary refractory myeloma who will be qualified for enrollment in our phase III clinical trial. We will need to open a significant number of clinical sites to enroll enough patients to complete the study. We may not be able to enroll enough qualified patients to complete the clinical trial in a timely manner, or at all. We do not plan to announce the opening of clinical sites or the enrollment of patients.  We anticipate that the phase III trial will take several years to complete and we do not expect to submit a New Drug Application (NDA) before mid-2007 for the potential approval of STR by the FDA.  The actual time to completion of our STR phase III clinical trial depends upon numerous factors, including:

•    our ability to identify and enroll patients who meet trial eligibility criteria;

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

•    the extent of scheduling conflicts with participating clinicians and clinical institutions.

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

•    we, our potential collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

•    the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

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

Success in preclinical testing and early clinical trials may not be indicative of results obtained in later trials.

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

There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri. In March 2004, we entered into a contract, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of holmium-166 for our phase III trial.  Our contract with MURR is for an initial term of one year, which we may extend for up to two additional one-year periods.  On November 4, 2004 we exercised the first renewel option to extend the term for one additional year.  The contract may be terminated by either party if the other party breaches the contract and such breach is not cured, if MURR fails to fulfill our purchase orders on a timely basis, or if any regulatory authority orders either party to stop manufacturing or using holmium-166.  Under the contract, we pay a fixed price per unit of holmium-166 ordered, subject to certain minimum purchase requirements, and fixed amounts for handling and maintenance.  While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may become unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which we license the STR technology. Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. We currently have a sufficient supply of DOTMP on hand to complete our phase III studies.

In connection with our product development and manufacturing activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including process support and equipment validation at the Denton facility, drug dispensing, distribution and shipping, and clinical trial management. We are not materially dependent on our relationship with any of these contractors. However, because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur additional costs and delays in our STR phase III trial and other product development activities, which could have a material negative effect on our business.

Our current debt obligations may restrict our operating and financing flexibility and could, in an event of default, impair our cash resources and assets.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 4.75% on September 30, 2004.  The interest rate is equal to the bank prime rate and adjusts as the prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the third quarter of 2004 totaled $115,000.  In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which

($827,000) were applied to reduce the outstanding balance on the loan. As of September 30, 2004, the outstanding balance of the loan was $4,270,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004, resulting in an estimated total fixed payment obligation in 2004, reflecting both principal and interest, of $486,000.

During 2002 and early 2003, we reduced the staff at the Denton facility to four employees and operated the facility in standby mode. In the second half of 2003, we re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004. The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. We do not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions of the loan to declare us in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,270,000 at September 30, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and relationships to support the development, sale, marketing, distribution and manufacture of STR, NX 473 and any other future product candidates in the US and Europe. At present, we have two material collaborative agreements.  The first is the exclusive worldwide (except in Australia) license granted to us by The Dow Chemical Company for the development and commercial sale of STR. Under that license, we are solely responsible for the development and commercialization of STR. Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents. Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions. After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8,500,000. We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach. We can terminate the license at any time upon prior written notice to Dow. Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency. If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement. We currently anticipate such expiration date to be February 3, 2015. Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR. If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

Our second material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of an anti-cancer platinum compound, NX 473.  Under that license, we are solely responsible for the development and commercialization of NX 473. AnorMED retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents.  The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of an NX 473 phase II study or initiation of an NX 473 phase III study, submission to the FDA of an NDA for NX 473, regulatory approval from the FDA of NX 473 and the attainment of certain levels of annual net sales of NX 473.  Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing NX 473 and attaining established milestones.  The license agreement may be terminated by either party for breach, if the other party files a petition in bankruptcy or insolvency or for reorganization, or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.  In October 2004, we filed an Investigational New Drug (IND) application for NX 473 for a phase II study in lung cancer, which we currently plan to initiate in the first half of 2005.  If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our plan to undertake NX 473 clinical studies.

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

Any delays in our STR manufacturing operations in Denton, TX, or failure to operate the facility in a cost-effective manner and in accordance with regulatory requirements, could adversely affect our ability to conduct our STR phase III trials on a timely and cost-effective basis.

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

If, in the future, we decide to transition the STR production process to a third-party supplier, such third-party supplier could require significant start-up time to qualify and implement the manufacturing process. In such case, our ability to move forward with further STR clinical and commercial development could be adversely affected and we may incur significant additional costs in connection with manufacturing operations. Further, there can be no assurance that manufacturing alternatives would be available on a timely or cost-effective basis.

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

The competition for development of cancer therapies is intense. There are numerous competitors developing products to treat the diseases for which we are seeking to develop products. We initially are focusing clinical development of our STR product candidate on the treatment of multiple myeloma. Several companies, including Celgene Corp. and Millennium Pharmaceuticals, Inc., also are developing and testing therapeutics for multiple myeloma. In May 2003 Millennium obtained FDA approval for its Velcade® (bortezomib) therapeutic for treatment of multiple myeloma patients who have received at least two prior therapies and demonstrated disease progression on the last therapy. For example, in September 2004 Millennium filed a supplemental New Drug Application (sNDA) with the FDA for use of Velcade for the treatment of patients with multiple myeloma who have received at least one prior therapy.  In October 2004, Celgene received an approvable letter from the FDA for a sNDA for Thalomid® (thalidomide) for treatment of multiple myeloma.  The FDA letter stated that sufficient support for an accelerated approval could be provided by the results of a completed large, randomized study comparing Thalomid plus dexamethasone to dexamethasone alone in previously untreated multiple myeloma patients.  Thalomid is approved for treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum in leprosy.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to our STR product in development in the United States, we hold USPN 6,767,531 (expiring June 12, 2020) directed to the STR product in development and have additional patent applications pending in the United States and abroad.  We also rely on USPN 4,882,142 (expiring December 19, 2008) and USPN 5,059,412 (expiring October 22, 2008), both of which are licensed to us by The Dow Chemical Company. We may be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering STR after regulatory approval of STR in the United States.

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

Even if we bring products to market, we may not be able obtain adequate reimbursement for sales of our products which could adversely affect our ability to effectively price our products.

Potential sales of our products may be affected by the availability of reimbursement from governments or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel medical products. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to competitively and profitably sell our products.

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

Since July 2002, we have implemented three reductions in force. Also in January 2003, we accepted the resignations of Richard Ghalie, MD, Vice President, Medical and Regulatory Affairs, and Les Sabo, Vice President, Manufacturing. Jack L. Bowman was named Executive Chairman and became Chairman of our Board of Directors on March 11, 2003. Douglass B. Given, MD, PhD, resigned as President, Chief Executive Officer and a Director of the Company on September 30, 2003. On that date, Mr. Bowman was named Chief Executive Officer and Karen Auditore-Hargreaves, PhD, was promoted to Chief Operating Officer of the Company. Dr. Auditore-Hargreaves was elected President of the Company effective December 5, 2003. Neile Grayson, PhD, resigned as Vice President, Corporate Development, in January 2004. Although Mr. Sabo and Drs. Given and Grayson were officers of the Company, we did not, at the time of their resignations, consider them key employees in terms of our STR product development activities or other programs. Dr. Ghalie, as Vice President, Medical and Regulatory Affairs, was considered a key employee of the Company. We did not experience any material disruptions or delays as a consequence of the resignations of any or all of Mr. Sabo and Drs. Grayson, Given or Ghalie. Dr. Given and Mr. Sabo have been replaced. Dr. Grayson’s position has been eliminated and her responsibilities reassigned to other members of management. Dr. Ghalie’s position currently is vacant, and we are actively seeking a replacement. We elected to delay recruiting a replacement for Dr. Ghalie until the FDA-imposed clinical hold on STR was lifted. In the interim, medical and other professional employees of the Company and outside consultants have performed, and will continue to perform, the administrative and managerial responsibilities previously assigned to Dr. Ghalie.  Melinda G. Kile resigned as Vice President, Finance, effective April 16, 2004.  On that date, Michael K. Jackson was promoted to Chief Accounting Officer and assumed responsibility for senior financial duties on an interim basis.  Susan D. Berland was appointed Chief Financial Officer effective October 25, 2004.  We did not experience any material disruptions or delays as a consequence of Ms. Kile’s resignation.

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

As of September 30, 2004, we had a total work force of 40 full-time employees and three part-time employees. Our success depends, to a significant extent, on the continued contributions of our principal management, scientific, and manufacturing personnel. We have limited or no redundancy of personnel in several key development areas including clinical operations, regulatory affairs, quality control and assurance and manufacturing. The loss of the services of one or more of our employees could delay our STR and NX 473 product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Any weakness identified in our internal controls over financial reporting as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, the independent accountants must report on management’s evaluation. We are in the process of documenting and testing our system of internal control over financial reporting to provide the basis for our report. We have retained consultants to help us with this process and are working with our auditors as appropriate.  We cannot be certain as to the timing of completion of our evaluation and related actions, or the impact of any of them on our operations or stock price.  Upon the completion of our review, it is possible that certain deficiencies could be discovered that will require remediation. Due to the ongoing evaluation and testing of our internal controls, we cannot assure you that there will not be any significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. The high and low closing sale prices for our common stock were $6.05 and $0.28 in 2002. In 2003, the high and low closing sale prices were $6.47 and $0.37. The high and low closing sale prices during the period from January 2, 2004 through November 1, 2004 were $5.78 and $1.43. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

•    announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products;

•    the availability of critical materials used in developing and manufacturing STR and other product candidates;

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

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At September 30, 2004, the Company owned government debt instruments totaling $1.5 million and owned no corporate debt securities. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to three years and securities with variable interest rates.  The Company’s debt securities as of September 30, 2004 had maturities of less then one year.

The Company’s only outstanding debt is its note payable to Texas State Bank.  The outstanding balance of the note was $4,270,000 on September 30, 2004.  The note, which matures in April 2009, bears interest equal to the bank prime rate.  The interest rate on the note is adjusted on the same date that the bank prime rate changes.  The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures as of the end of the quarter and, based on their evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectivness of Controls

Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persions, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time controls may become inadequate because of changes in conditions, of the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date: November 9, 2004	By:	/s/ SUSAN D. BERLAND
Susan D. Berland
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Stock Option Agreement, dated July 30, 2001, between NeoRx Corporation and Douglass B. Given (‡)	(G)
10.7	Indemnification Agreement (‡)	(H)
10.8	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(K)
10.9	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.11	[Reserved]
10.12	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(L)
10.13	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.14	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.15	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.16	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.17	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.18	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.19	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.20	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.21	2004 Incentive Compensation Plan (‡)	(P)
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

(Q)
10.25	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.26	Change of Control Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.27	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)

10.28	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.29	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan	(O)
10.30	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan	(O)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(O)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(O)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(O)
32.2	Section 1350 Certification of Chief Financial Officer	(O)

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

(R)           Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(S)           Filed as an exhibit to the Company’s Form 8-K filed October 19, 2004, and incorporated herein by reference.