Form 10-K
period 2004-12-31
NEORX CORP
filed 2005-03-29
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was approximately $74.9 million as of June 30, 2004, based on a per share closing price of $2.49 on the Nasdaq SmallCap Market on that date.  Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2005, 34,228,953 shares of the Registrant’s Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Form 10-K.

PART I

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements.  These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms or other terminology.  These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  We discuss many of these risks in greater detail under the heading “Risk Factors” below.  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

We have not been profitable since our formation in 1984. As of December 31, 2004, we had an accumulated deficit of $234.3 million. Our net losses were $19.4 million for the year ended December 31, 2004.  We had net losses of $5.1 million for the year ended December 31, 2003, and $23.1 million for the year ended December 31, 2002. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. We do not anticipate that our proposed STR™ (bone-targeting radiotherapeutic) and NX 473 (platinum compound) product candidates, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our STR and NX 473 product candidates and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products. Total estimated costs to complete the STR Phase III clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of our trials, or conduct additional clinical trials not presently planned, to secure marketing approvals. These estimated costs exceed our current capital resources, and we will be required to obtain additional funding to continue development of STR, including the Phase III clinical trial, to initiate development of our newly-acquired NX 473 platinum compound, to commercialize STR, NX 473 or any other proposed products, and to fund ongoing operations.

We raised approximately $3.9 million in net proceeds from the sale of common stock and warrants in a private placement transaction on March 7, 2005.  We intend to use the net proceeds from this financing added to our existing funds to support our Phase III trial in STR, to initiate a Phase II trial in NX 473 in small cell lung cancer and for general working capital.  With the proceeds of this offering, we had total cash and marketable securities of $17.8 million at March 7, 2005.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern. While management believes that current cash and cash equivalent balances, and any net cash provided by operations, may provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore exploring a number of alternatives to enable us to continue operating including:

•                    raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•                    entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•                    obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of our current and planned STR and NX 473 development programs.

There can be no assurance that any of these alternatives will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, further dilution to shareholders may result, and new investors could have rights superior to current security holders.  If we are unable to obtain sufficient cash when needed to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws.

The amount of additional financing we require will depend on a number of factors, including the following:

•               the rate of progress and costs of our STR clinical trials and research and development activities, including our ability to activate clinical sites and enroll qualified patients into our STR Phase III clinical trial;

•               our ability to obtain clinical material from third-party suppliers and manufacture STR in a timely and cost-effective manner;

•               actions taken by the U.S. Food and Drug Administration (FDA) and other regulatory authorities;

•               the scope and timing of our proposed NX 473 clinical program and other research and development efforts;

•               the acquisition or in-licensing of other products or intellectual property, if we choose to undertake such activities;

•               the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•               the timing and amount of any milestone or other payments we might receive from existing and potential strategic partners and licensees;

•               our degree of success in commercializing STR, NX 473 or any other cancer therapy product candidates;

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

The manufacture and marketing of our proposed STR and NX 473 product candidates and our research and development activities are subject to regulation for safety, efficacy and quality by the FDA in the United States and by comparable authorities in other countries.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially depending on the type, complexity and novelty of the products involved. Our STR product candidate is novel; this may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of such product candidate.

In October 2000, the FDA placed all of our clinical trials of STR on clinical hold because of a serious toxicity that developed in about 10% of patients treated with STR on our Phase I/II trials in multiple myeloma. This toxicity, which is called thrombotic thrombocytopenic purpura/hemolytic uremic syndrome (TTP/HUS), emerged six to 13 months after treatment. As a condition to lifting the clinical hold, the FDA requested that we collect additional data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and which we proposed to use in our planned pivotal trial program. In addition, the FDA asked us to undertake a dosimetry study to quantify the exposure of certain organs, including the kidney, the bone and the bone marrow, to radiation from STR. The dosimetry study also used an adjusted radiation dosage and a revised administration regimen. We submitted data from our dosimetry study to the FDA in February 2003, along with a proposal for further clinical development of STR in patients with primary refractory myeloma (myeloma that has not been responsive to conventional first-line chemotherapy), using a revised dosing method. The FDA lifted the clinical hold in April 2003.

TTP/HUS is a syndrome that sometimes occurs in patients conditioned for bone marrow transplant with total body irradiation. It is believed to be caused, at least in part, by radiation injury to the kidneys. Of the seven patients who developed TTP/HUS believed to be related to treatment with STR, two were alive at last follow-up in 2004. Three patients died with disease progression, making it difficult to determine the cause of death, and two patients died without disease progression, suggesting that TTP/HUS may have been a cause of death. Our studies indicated that the occurrence of drug-related TTP/HUS in the Phase I/II trials was dependent on the dose of STR administered. The lowest dose at which drug-related TTP/HUS occurred was 938 mCi/m2. In the Phase III trial, the dose of STR has been reduced to 750 mCi/m2. No cases of drug-related TTP/HUS have been seen among the fifteen patients treated in the Phase I/II studies at comparable doses of STR.

In October 2003, we reached agreement with the FDA on our STR Phase III clinical trial design. This agreement, called a Special Protocol Assessment, establishes the number of patients to be studied and how and when the drug’s safety and effectiveness will be determined. At the same time, the FDA confirmed that a single Phase III trial is sufficient to obtain marketing approval for STR, provided that the drug is shown to be safe and effective in the trial.  Under the Special Protocol Assessment, the FDA has agreed to complete response to STR as the efficacy endpoint for the clinical trial, which is a surrogate endpoint for patient survival, and we have committed to follow the Phase III patients to monitor survival in a subsequent Phase IV study. If we are successful in meeting the surrogate endpoint, but do not demonstrate improved survival rates in our Phase IV study, the FDA may take actions which delay or limit the use of our STR product and the commercial success of such product may be significantly limited. The FDA may, at any time, revise the Phase III clinical trial and Phase IV study requirements under the SPA for a variety of reasons. Any change may materially affect our ability to complete the clinical trial on a timely and cost-effective basis, or at all.

We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies. We will not be able to commercialize our product candidates until we obtain regulatory approval, and consequently any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

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

We opened a Phase III trial of STR to patient enrollment in March 2004 and plan to conduct the trial at multiple sites in the US and Canada. The actual time to completion of our STR Phase III clinical trial will depend upon numerous factors, including our ability to open clinical sites and enroll qualified patients into our trial, our ability to obtain additional capital to fund the trial, our ability to manufacture the STR compound and distribute it to the clinical sites on a timely basis, and actions by the clinical institutions, the FDA and other regulatory agencies. There are presently 20 clinical sites open and we plan to have as many as 40 clinical sites participating in the trial.  Initial patient accrual in our Phase III trial has progressed more slowly than expected. There are a very limited number of patients with primary refractory myeloma who will be qualified for enrollment in our Phase III clinical trial, and that number may become more limited if emerging therapies are more effective than existing therapies. We have undertaken a number of measures, including a substantial patient and community oncologist outreach program, designed to make referring physicians and patients more aware of STR and the Phase III trial. We also are working with the FDA to amend the eligibility criteria for our trial as a means of potentially increasing enrollment. We may not be able to enroll enough qualified patients to complete the clinical trial in a timely manner, or at all. We do not plan to announce the opening of clinical sites or the enrollment of patients.  We anticipate that the STR Phase III trial will take several years to complete, and we do not expect to submit a New Drug Application (NDA) for the potential approval of STR to the FDA before 2008. If our enrollment outreach efforts are not successful or other factors outlined above adversely affect our efforts, the date of our submission of an NDA for the potential approval of STR by the FDA could be substantially delayed.

In October 2004, we filed an investigational new drug application (IND) with the FDA for a Phase II clinical trial of NX 473 for the treatment of patients with small cell lung cancer (SCLC). We currently plan to initiate the Phase II clinical trial of NX 473 in mid-2005. The proposed trial would be a randomized trial comparing NX 473 to topotecan in patients with SCLC who are refractory or resistant to previous platinum-based therapy.  Topotecan is an anti-tumor drug currently used off-label as a treatment for SCLC sensitive disease after failure of first line chemotherapy.  The endpoints of the proposed NX 473 trial would include survival, time to progression, duration of response and response rate.

We also plan to undertake a Phase I/II trial of NX 473 in colorectal cancer. The proposed trial would evaluate increasing doses of NX 473 in combination with the chemotherapy agents 5-fluorouracil and leucovorin in patients who have failed a 5-fluorouracil/leucovorin chemotherapy regimen. Endpoints would include safety, response rate (tumor shrinkage), duration of response and time to progression.  This proposed trial currently is targeted to begin in late 2005 or early 2006.

The actual times to completion of our STR Phase III clinical trial and initiation of our NX 473 clinical program depend upon numerous factors, including:

•               our ability to obtain adequate additional funding;

•               approvals and other actions by the FDA and other regulatory agencies and the timing thereof;

•               our ability to open clinical sites;

•               our ability to enroll qualified patients into our studies;

•               our ability to produce sufficient, reliable and affordable supplies of the STR compound for clinical studies, and to access third-party supplies of holmium-166, the radioactive substance used in our STR product candidate, as well as other materials used in the manufacture of the STR compound;

•               our ability to identify a manufacturer of additional NX 473 drug product;

•               the extent of competing trials at the clinical institutions where we conduct our trials; and

•               the extent of scheduling conflicts with participating clinicians and clinical institutions.

We may not initiate our NX 473 clinical program and advance or complete our STR Phase III clinical trial as projected or achieve successful results.

We currently rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed STR product.  Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing, development and commercialization of our STR and NX 473 product candidates. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to advance or complete, or experience delays in or are forced to curtail our planned clinical programs, our stock price and our ability to conduct our business could be harmed.

If testing of a particular product does not yield successful results, we will be unable to commercialize that product.

Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of STR, NX 473 or any other proposed products, including the following:

•               the safety and efficacy results obtained in early human clinical trials may not be indicative of results obtained in later clinical trials;

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our Phase III clinical trial may not be sufficient to support regulatory approval of our proposed STR product. The clinical trials of STR, NX 473 and other proposed products may not be initiated or completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which would prevent us from marketing the proposed product.

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

We are dependent on suppliers for the timely delivery of materials and services and may experience future interruptions in supply.

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

There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri. In March 2004, we entered into a contract, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of holmium-166 for our Phase III trial.  In November 2004, we exercised our option, with MURR’s consent, to extend the term of the agreement until March 1, 2006.  We also have the option to extend the agreement, with MURR’s consent, for an additional 12-month term. The contract may be terminated by either party if the other party breaches the contract and such breach is not cured, if MURR fails to fulfill our purchase orders on a timely basis, or if any regulatory authority orders either party to stop manufacturing or using holmium-166.  Under the contract, we pay a fixed price per unit of holmium-166 ordered, subject to certain minimum purchase requirements, and fixed amounts for handling and maintenance.  While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may become unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which we license the STR technology. Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. We believe we currently have a sufficient supply of DOTMP on hand to complete our Phase III study. We plan to continue to monitor the stability of the supply over time as trial activity progresses. If the Phase III trial take significantly longer than anticipated or the supply is less stable than expected, we may need to take actions to acquire additional supplies of DOTMP.

We have a limited supply of NX 473 drug product that was manufactured by a prior licensee in September 2004 and earlier.  The drug product has been demonstrated to be stable for 12-18 months from the date of manufacture, which time period is not sufficient to complete our proposed clinical trials of NX 473.  We will need to identify a new manufacturer of additional NX 473 drug product to complete our planned Phase II clinical trial in SCLC.  If we are unable to demonstrate increased stability or identify a new manufacturer for NX 473 on a timely and commercially reasonable basis, we may be required to delay the clinical trial and the trial expenses may increase. There are a limited number of contract manufacturers able to make drug products, such as NX 473.  We currently are in the process of identifying potential manufacturers of NX 473.  There is no assurance that we will be able engage a reliable manufacturer or to obtain sufficient supplies of NX 473 on a timely or cost-effective basis.

In connection with our product development and manufacturing activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including STR manufacture process support and equipment validation at our Denton facility, drug dispensing, distribution and shipping, and clinical trial management. We are not materially dependent on our relationship with any of these contractors. However, because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur additional costs and delays in our STR Phase III trial and other product development activities, which could have a material negative effect on our business.

Our current debt obligations may restrict our operating and financing flexibility and could, in an event of default, impair our cash resources and assets.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million of principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 5.25% on December 31, 2004.  The interest rate is equal to the bank prime rate and adjusts as the prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note in 2004 totaled $486,000.  In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2004, the outstanding balance of the loan was $4.2 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 5.25%, the estimated principal balance payable at maturity would be $2.75 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.2 million at December 31, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, we believe the fair value of the facility and its assets exceeds the amount of the outstanding debt.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and relationships to support the development, sale, marketing, distribution and manufacture of STR, NX 473 and any other future product candidates and technologies in the US and Europe. At present, we have two material collaborative agreements.  The first is the exclusive worldwide (except in Australia) license granted to us by The Dow Chemical Company for the development and commercial sale of STR. Under that license, we are solely responsible for the development and commercialization of STR. Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents. Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions. After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8.5 million. We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach. We can terminate the license at any time upon prior written notice to Dow. Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency. If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement. We currently anticipate such expiration date to be February 3, 2015. Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR. If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

Our second material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of an anti-cancer platinum compound, NX 473.  Under that license, we are solely responsible for the development and commercialization of NX 473. AnorMED retains the right, at our cost, to prosecute patent applications and maintain all patents.  The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of an NX 473 Phase II study or initiation of an NX 473 Phase III study, submission to the FDA of an NDA for NX 473, regulatory approval from the FDA of NX 473 and the attainment of certain levels of annual net sales of NX 473.  Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing NX 473 and attaining established milestones.  Given that the earliest a Phase II study could commence, as stated below, is mid-2005, it is unlikely that these milestones would be triggered during 2005 or 2006.  Since we cannot predict the length of time to complete the first Phase II study, when we would commence a Phase III study or when we might submit an NDA for NX 473, we are unable to predict when such milestones might be triggered after 2006.  The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.  We currently plan to initiate a Phase II clinical trial of NX 473 in small cell lung cancer in mid—2005 and a Phase I/II trial of NX 473 in colorectal cancer in late 2005 or early 2006. If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our planned NX 473 clinical studies.

None of our current employees has any experience selling, marketing and distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of STR, NX 473 or any other product candidate, we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position.

Any delays in our STR manufacturing operations in Denton, TX, or failure to operate the facility in a cost-effective manner and in accordance with regulatory requirements, could adversely affect our ability to proceed with our STR Phase III trial on a timely and cost-effective basis.

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

The competition for development of cancer therapies is substantial. There are numerous competitors developing products to treat the cancers for which we are seeking to develop products. We initially are focusing clinical development of our STR product candidate on the treatment of multiple myeloma.  Several companies, including Celgene Corp. and Millennium Pharmaceuticals, Inc., also are developing and testing therapeutics for multiple myeloma.  In May 2003, Millennium obtained FDA approval for its Velcade™ therapeutic for treatment of multiple myeloma patents who have received at least two prior therapies and demonstrated disease progression on the last therapy.  Additionally, Quadramet® a radiolabled bone-targeted therapy marketed by Cytogen Corporation to relieve bone pain in patients with bone cancers, is being investigated at higher doses in conjunction with high dose chemotherapy in multiple myeloma. Many biotechnology companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with our product candidates.  Further, a number of established pharmaceutical companies, including GlaxoSmithKline, Novartis AG and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer.  Many of our existing or potential competitors, have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete by influencing the degree by which transplantation procedures are used to treat cancer patients.

The same competitive risks will apply to our efforts to develop NX 473 and any other products.  Our initial focus for NX 473 will be in small cell lung cancer, a disease for which there currently are limited effective therapeutic options. Numerous companies, including AstraZeneca PLC, Cell Therapeutics, Inc., Exelexis, Inc., ImClone Systems Incorporated, ImmunoGen, Inc., Sanofi-Aventis Group, Inex Pharmaceuticals Corporation, Ipsen Limited, The Menarini Group, OSI Genetics, Inc. and PharmaMar USA, Inc., also are developing and testing therapeutics for small cell lung cancer. These therapeutics include chemotherapy, inhibitors, monoclonal antibodies, antagonists and interferons. We cannot assure you that we will be able to effectively compete with these or future third party product development programs.

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

We own approximately 100 issued United States and foreign patents and have licenses to additional patents.  However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the USPTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. We may need to file lawsuits to stop these activities. These lawsuits can be expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents.

In addition, the protection afforded by issued patents is limited in duration. With respect to our STR product in development in the United States, we currently rely primarily on US patent numbers USPN 4,882,142 (expiring December 19, 2008) and USPN 5,059,412 (expiring October 22, 2008), both of which are licensed to us by The Dow Chemical Company, and USPN 6,767,531 issued to NeoRx (expiring June 12, 2020).  With respect to NX 473, we expect to rely primarily on US patent number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED.  We may also be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering STR or NX 473 after regulatory approval, if any, of such product in the US.

Under our license agreement with Dow, Dow retains the obligation at its cost, to prosecute patent applications and maintain, extend and defend all licensed patents. Dow also retains the first right to sue any third party infringers of the STR patents. If Dow does not file suit, we have the right to sue the infringer at our own expense.  Under our license agreement with AnorMED, AnorMED retains the right to prosecute patent applications and maintain all licensed patents, with NeoRx reimbursing such expenses. Under the AnorMED agreement, we have the right to sue any third party infringers of the NX 473 patents in the licensed territory (worldwide except Japan). If we do not file suit, AnorMED, in its sole discretion, has the right to sue the infringer at its expense.

In addition to the intellectual property rights described above, we rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

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

In April 2003, we received $10 million from the sale to Boston Scientific Corporation (BSC) of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc. and certain of its subsidiaries, including Cordis Corporation and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  Boston subsequently withdrew three of the patents from the litigation.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims against Johnson & Johnson, Inc. and its subsidiaries, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

Product liability claims in excess of the amount of our insurance would adversely affect our financial condition.

The testing, manufacturing, marketing and sale of STR, NX 473 and any other proposed cancer therapy products may subject us to product liability claims. We are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

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

Potential sales of our products may be affected by the availability of reimbursement from governments or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel medical products. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, we cannot be certain that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to competitively or profitably sell our products.

The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. Even in the absence of statutory change, market forces are changing the health care sector. We cannot predict the effect health care reforms may have on the development, testing, commercialization and marketability of our proposed cancer therapy products. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our potential products, our ability to commercialize our products under development may be adversely affected.

The loss of key employees could adversely affect our operations.

Neile Grayson, PhD, resigned as Vice President, Corporate Development, in January 2004. Although Dr. Grayson was an officer of the Company, we did not, at the time of her resignation, consider her a key employee in terms of our STR product development activities or other programs. We did not experience any material disruptions or delays as a consequence of the resignation of Dr. Grayson. Dr. Grayson’s position was eliminated and her responsibilities reassigned to other members of management. Melinda G. Kile resigned as Vice President, Finance, effective April 16, 2004.  On that date, Michael K. Jackson was promoted to Chief Accounting Officer and assumed responsibility for senior financial duties on an interim basis.  As principal financial officer, Ms. Kile was considered a key employee of the Company; however, we did not experience any material disruptions or delays as a consequence of Ms. Kile’s resignation.  Susan D. Berland was appointed Chief Financial Officer of the Company, effective October 25, 2004.  The position of Chief Accounting Officer was eliminated as of December 31, 2004, and Mr. Jackson resumed his prior responsibilities as Corporate Controller.

Gerald McMahon, Ph.D. was appointed Chief Executive Officer of the Company, effective May 11, 2004, and was named Chairman of the Board of Directors in June 2004.  Jack L. Bowman retired from the position as Chief Executive Officer effective May 11, 2004, and he did not stand for reelection as a director at the 2004 annual shareholders meeting.  As Chief Executive Officer, Mr. Bowman was considered a key employee of the Company.  We did not experience any material disruption or delays as a consequence of Mr. Bowman’s retirement.

As of March 17, 2005, we had a total work force of 43 full-time employees and 4 part-time employees. Our success depends, to a significant extent, on the continued contributions of our principal management, scientific, and manufacturing personnel. We have limited or no redundancy of personnel in several key development areas, including clinical operations, regulatory affairs, quality control and assurance and manufacturing. The loss of the services of one or more of our employees could delay our

STR and NX 473 product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees and consultants. In order to commercialize our proposed products successfully, we will in the future be required to substantially expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. Our current financial situation may make it more difficult to attract and retain key employees.

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

Any weakness identified in our internal controls as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies to evaluate and report on their systems of internal control over financial reporting. In addition, the independent accountants must report on management’s evaluation. We have documented and tested our system of internal control over financial reporting in 2004 to provide the basis for our management’s evaluation included in this Form 10-K. As a result of our initial documentation and testing, we instituted a number of changes in internal control over financial reporting during the fourth quarter of 2004.  These changes include a) increased training and review levels for purchase orders and accounts payable transactions to ensure proper approval, b) increased training relating to the documentation of vendor maintenance to ensure the existence of evidence of approval, c) institution of a second review of all check signatures to ensure properly executed check disbursements, d) modification of the approval process for 401(k) enrollment forms to ensure proper approval and e) additional training to ensure the existence of evidence of Controller's review of interim financial statements and supporting schedules.  We believe that these changes enhanced the consistency and level of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, and KPMG’s report is included in this Form 10-K.  Based on this evaluation, we have concluded that, as of December 31, 2004, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.  We cannot be certain as to the results or actions related to our on-going evaluation and testing of internal controls, or the impact of any of them on our operations or stock price.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2004, the high and low closing sale prices were $5.78 and $1.43.  The high and low closing sale prices during the period from January 2, 2005 through March 17, 2005 were $2.34 and $1.24. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

•               announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations and new commercial products;

•               the availability of critical materials used in developing and manufacturing our proposed STR and NX 473 products;

•               the progress and results of our clinical trials and those of our competitors;

•               developments concerning patents, proprietary rights and potential infringement;

•               the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals; and

•               our available cash.

In addition, potential public concern about the safety of our proposed STR and NX 473 products and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of one’s investment in NeoRx.

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

Our articles of incorporation authorize our board of directors to issue up to 60,000,000 shares of common stock and up to 3,000,000 shares of preferred stock.  With respect to preferred stock, our board has the authority to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. We currently intend to seek shareholder approval at our 2005 annual meeting to increase our authorized common stock and preferred shares.

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

Certain provisions of our Series B Convertible Preferred Stock may prevent or make it more difficult for us to raise funds or take other actions

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

The outstanding shares of Series B preferred stock, at a conversion price of $5.00 per share, were convertible into 3,150,000 shares of common stock as of December 31, 2004.   Giving effect to the antidilution adjustment occurring as a result of our March 2005 common stock financing, the outstanding shares of Series B preferred stock currently have a conversion price of $4.578 per share and are convertible into 3,438,865 3,446,389 shares of common stock.   In addition, warrants accompanying the Series B preferred stock, at an exercise price of $6.00 per share, are exercisable into 630,000 shares of common stock. These shares of common stock, when issued upon conversion of the Series B preferred stock and exercise of the warrants will be registered with the SEC and generally available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 1.  BUSINESS

The Company

NeoRx is a biotechnology company dedicated to the development and commercialization of cancer therapy products. Our major research and development program in 2004 was STRTM, a bone-targeting radiotherapeutic. In 2004, we acquired NX 473, a platinum compound, for which we currently plan to initiate a clinical program in mid-2005.

Our STR program is in Phase III clinical development for treatment of primary refractory multiple myeloma (myeloma that has not been responsive to conventional first-line chemotherapy).  Multiple myeloma is a cancer of the body’s antibody-producing cells originating in the bone marrow. STR is designed to deliver radiation specifically to sites of cancer in the bone and bone marrow. This reduces exposure of healthy tissues other than bone to the potentially toxic effects of the radiation. Our proposed STR product consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton. STR has also been evaluated in an investigator-sponsored study of patients with breast cancer metastasized to the bone. We plan to initiate a Phase II trial to examine STR in a larger group of breast cancer patients with bone metastases. The trial currently is targeted to begin in the first half of 2005.  We produce STR for our Phase III trial at our manufacturing facility in Denton, Texas.

We are developing STR for use with high-dose chemotherapy and stem cell transplantation. High-dose chemotherapy and stem cell transplantation, using the patient’s own stored stem cells, currently offer myeloma patients the best chance to achieve a complete response to therapy. A complete response to therapy occurs if a characteristic myeloma protein in the patient’s blood completely disappears. A complete response has been shown in numerous studies to be associated with a better chance of long-term survival. However, according to data from the International Blood and Marrow Transplant Registry, the proportion of patients who achieve a complete response to high-dose chemotherapy and stem cell transplantation is typically 30% or less, and the overall survival of patients at three years after transplantation is approximately 53%. We believe that adding STR to high-dose chemotherapy and stem cell transplantation may increase patient long-term survival without adding to the toxic effects caused by these treatments.

In April 2004, we acquired rights to develop, manufacture and commercialize NX 473, a platinum-based drug to treat various types of cancer. In October 2004, we filed an IND with the FDA for a Phase II clinical trial of NX 473 for the treatment of patients with small cell lung cancer. We currently plan to initiate the Phase II clinical trial of NX 473 in mid-2005.  In addition, we currently plan to start a study of NX 473 in patients with metastatic colorectal cancer in late 2005 or early 2006. In Phase II trials conducted by others, NX 473 has been shown to be active in a variety of cancers, including ovarian cancer, lung cancer and prostate cancer. In addition, NX 473 has shown evidence of activity in both platinum-sensitive and resistant/refractory disease. NX 473 also exhibits the potential to be formulated for both oral and intravenous delivery. Clinical studies to date indicate that NX 473 has an acceptable safety profile and does not appear to be associated with kidney or peripheral nervous system toxicities characteristic of other marketed platinum-based therapies.

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $17.8 million at December 31, 2004 compared to $27.5 million at December 31, 2003.  We primarily fund current operations with our existing cash and investments.  Cash used to fund operating activities for the twelve months ended December 31, 2004 totaled $17.5 million.  Revenues and other income sources for 2004 were not sufficient to cover operating expenses.

We raised approximately $3.9 million in net proceeds from the sale of common stock and warrants in a private placement transaction on March 7, 2005.  We intend to use the net proceeds from this financing added to our existing funds to support our Phase III trial in STR, to initiate a Phase II trial in NX 473 in small cell lung cancer and for general working capital.  With the proceeds of this offering, we had total cash and marketable securities of $17.8 million at March 7, 2005.

Since our inception in 1984, we have dedicated substantially all of our resources to research and development.  We have not generated any significant revenue from product sales to date and have operated at a loss in each year of our existence.  We had a net loss of $19.4 million for the year ended December 31, 2004, a net loss of $5.1 million for the year ended December 31, 2003, and a net loss of $23.1 million for the year ended December 31, 2002.  We expect our losses to continue in the future as we expand our clinical trials and increase our research and development activities.  We will need to raise additional capital to complete our research and development activities and commercialize STR, NX 473 or other proposed products.  Clinical studies are inherently uncertain, and our Phase III trial of STR may not confirm the results we achieved in our earlier clinical trials.  If STR or any future proposed products are not shown to be safe and effective, we will not receive the required regulatory approvals for commercial sale of such products.  Further, we may not be able to manufacture STR or other proposed products in commercial quantities or market such products successfully.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern. While management believes that current cash and cash equivalent balances, and any net cash provided by operations, may provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore exploring a number of alternatives to enable us to continue operating including:

•                    raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•                    entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•                    obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of our current and planned STR and NX 473 development programs.

We have no assurance that any of these alternatives will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.

Cancer and its Treatment

Cancer is a broad group of diseases characterized by the uncontrolled growth and spread of abnormal cells.  Cancer cells have the ability to migrate from their sites of origin to invade and damage other tissues and organs, through a process called metastasis.  The American Cancer Society estimated that about 1,373,000 new cancer cases would be diagnosed in the United States in 2005, and 570,000 Americans would die from cancer in 2005.  Following heart disease, cancer is the second leading cause of death in the United States and in many other industrialized nations.  The incidence of cancer is expected to increase in the coming decades, as life expectancies continue to increase in the industrialized world.

There is considerable need for new cancer treatments, as well as treatments that provide an improvement to existing therapies. In recent years many new classes of agents that provide modest increases in patient survival have been approved for use.  It is anticipated that the use of multiple agents, either in combination or in sequence, will continue to provide benefit to cancer patients who have been diagnosed with disease.  In addition, we believe that individualized therapies will become more prominent as tumor diagnosis and agents with different mechanisms of anti-cancer effect are approved and become available to the practicing oncologist.  We also anticipate that early diagnosis and cancer prevention will allow for interventions that will allow patients to live longer and have a better quality of life.  Current treatments for cancer include surgery, external-beam radiation and chemotherapy, including targeted pharmaceuticals, hormone therapy, cytokines, interferons, antibodies, and antibody-based radiotherapeutics. There has been substantial recent success in the combined use of both traditional chemotherapeutics, which generally destroys cells, and targeted agents which are generally combined with more conventional chemotherapeutics for maximum effect.  Occasionally, both chemotherapeutics and targeted agents are used as stand-alone agents in the treatment of human cancers.

STR™ (Skeletal Targeted Radiotherapy)

Multiple Myeloma and the Lack of Effective Treatments

NeoRx is developing STR™ (bone-targeting radiotherapeutic) for use with high-dose chemotherapy and autologous (self-donor) stem cell transplantation (SCT) for treatment of multiple myeloma and potentially other bone and bone marrow-related cancers.  Multiple myeloma is a cancer of the plasma cells, the antibody-producing cells originating in the bone marrow.  The disease is characterized by impaired blood cell formation, multiple tumor sites in the bone marrow, and widespread bone lesions that result in bone pain and fractures.  Multiple myeloma typically strikes between ages 65 and 70, although there is a recent trend towards an earlier age of onset. Multiple myeloma is the second most common blood cancer.  The American Cancer Society estimated that, in the United States during 2005, approximately 15,900 new cases of multiple myeloma will be diagnosed and 11,300 patients will die from the disease.

There is a significant unmet medical need for effective treatments for multiple myeloma.  Available and emerging myeloma drugs may prolong life and relieve pain and other symptoms, but are not curative.  Moreover, existing treatments have serious side effects, and not all patients are candidates for treatment because of these side effects.  Immunomodulatory agents (drugs that affect the immune system) such as thalidomide and proteosome inhibitors such as bortezomib (Velcade™), are in development for front-line therapy for patients with relapsed disease.  However, as single agents these new drugs provide a low complete response (CR, or complete remission) rate, generally less than 5%.  These drugs can also cause blood clots and nervous system toxicities. Even with achievement of remission following treatment with these drugs, all patients eventually experience relapse of their disease due to proliferation of resistant myeloma cells.  Fewer than 5% of patients survive more than 10 years after diagnosis.

Myeloma cells are sensitive to radiation. External beam radiation is used to treat localized bony disease. However, total body irradiation (TBI), the conventional method of delivering radiation therapy to non-localized disease, can result in high exposure of non-target tissues and serious side effects, limiting the ability to deliver an effective therapeutic dose to the patient.  Although widely used in the past in conjunction with high-dose chemotherapy treatment regimens for multiple myeloma, TBI has not been demonstrated to provide a benefit in long-term disease control.  We believe that the ability to target radiation therapy directly to myeloma tumor sites would enable delivery of more effective doses, with fewer side effects.

Currently, the primary treatment for multiple myeloma is chemotherapy, which may be followed by high-dose chemotherapy and autologous SCT in eligible patients. Approximately one-third of multiple myeloma patients respond poorly or not at all to initial chemotherapy (primary refractory patients). These patients generally have a poor outcome.  The CR rate to subsequent conventional-dose second-line chemotherapies is low, and survival of these patients is limited.

High-dose chemotherapy with autologous SCT has become the standard of care for patients with good performance status, and offers multiple myeloma patients the best chance for a CR to therapy.  According to the International Bone Marrow Transplant Registry (IBMTR), an estimated 10,500 multiple myeloma patients were treated with this regimen in the North America in 2002. High-dose therapy with autologous SCT involves collection of the patient’s peripheral blood stem cells, followed by a preparative regimen with high-dose chemotherapy that destroys healthy bone marrow cells while destroying the myeloma cells.  Subsequent transplantation of the patient’s stem cells allows reconstitution of the bone marrow so that normal blood cell production can resume.  High-dose chemotherapy with autologous SCT has been shown to improve CR rates, progression-free survival, and overall survival. However, many patients do not achieve a CR to this therapy; depending on definition of response criteria, CRs to SCT are achieved in approximately 20% to 30% of myeloma patients who responded well to initial chemotherapy, and the overall survival of patients three years after transplantation is approximately 53%.  Further increasing the chemotherapy dose in transplant regimens potentially may increase response rates, but this approach is not practical because current high-dose chemotherapy regimens already are at the limits of tolerance.

We believe that adding targeted radiation therapy, by means of STR, to high-dose chemotherapy and autologous SCT may increase rates of CR to therapy and long-term survival without adding to the toxic effects of this regimen. We anticipate that over the next several years, about half of all newly-diagnosed, treatment-eligible multiple myeloma patients will be candidates for high-dose chemotherapy and SCT, following response to initial chemotherapy.  An additional number of patients who are poor responders to initial chemotherapy, and relapsed patients undergoing second-line therapy, also may be candidates for SCT.  We also expect that new cytostatic agents, such as thalidomide and bortezomib (Velcade™), may gain use in initial therapy.  Because cytostatic agents are generally not toxic to the bone marrow, these agents have the potential to increase the number of patients who are eligible for transplant later in the course of their disease.

In addition to multiple myeloma, STR with high-dose chemotherapy and SCT has the potential to improve patient outcomes in other cancers where stem cell transplantation is indicated. For example,

primary bone cancers such as Ewing’s sarcoma and cancers that metastasize to the bone, such as breast, lung and prostate cancer, are potential indications for STR.  Acute leukemias, non-Hodgkin’s lymphoma, and other cancers of the bone marrow also are potential indications for STR.  According to the IBMTR, approximately 8,200 patients with leukemia and lymphoma were treated with SCT in the United States in 2002.

The STR Concept

STR is designed to deliver high doses of radiation therapy to tumor sites throughout the skeleton, producing both a direct therapeutic effect on disseminated disease sites and a general marrow-ablative effect. The goal of STR is to achieve high complete response (CR) rates in transplant-eligible patients in order to increase long-term disease-free survival and overall survival.  There is a body of published evidence correlating longer median overall survival with the achievement of a CR after high-dose chemotherapy and stem cell transplantation (SCT) in multiple myeloma patients. STR seeks to improve upon the CR rates achieved with high-dose chemotherapy and SCT, and thus improve patient survival.

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

STR Clinical Development

We completed Phase I/II dose escalation studies of STR in combination with high-dose chemotherapy (melphalan) and autologous SCT in 83 patients with multiple myeloma in 2000.  In October 2000, the FDA placed all of our clinical trials of STR on clinical hold because of a serious toxicity that developed in about 10% of patients treated with STR in our Phase I/II trials. This toxicity, which is called thrombotic thrombocytopenic purpura/hemolytic uremic syndrome (TTP/HUS), emerged six to 13 months after treatment.  TTP/HUS is a syndrome that sometimes occurs in patients conditioned for bone marrow transplant with total body irradiation. It is believed to be caused, at least in part, by radiation injury to the kidneys. Of the seven patients who developed TTP/HUS believed to be related to treatment with STR, two were alive at last follow-up in 2004. Three patients died with disease progression, making it difficult to determine the cause of death, and two patients died without disease progression, suggesting that TTP/HUS may have been a cause of death. Our studies indicated that the occurrence of drug-related TTP/HUS in the Phase I/II trials was dependent on the dose of STR administered. The lowest dose at which drug-related TTP/HUS occurred was 938 mCi/m2. We reduced the dose in our Phase III trial to 750 mCi/m2. No cases of drug-related TTP/HUS have been seen among the fifteen patients treated in the Phase I/II studies at comparable doses of STR.

As a condition to lifting the clinical hold, the FDA requested that we collect additional data from a small number of multiple myeloma patients to validate the patient-specific dosing method we used in earlier studies of STR and which we planned to use in our proposed Phase III trial.  In addition, the FDA asked us to conduct a dosimetry study to quantify the exposure of certain organs, including the kidney, the bone and the bone marrow, to radiation from STR.  The study also used an adjusted radiation dosage and a revised administration regimen.

We completed the required studies in late 2002 and submitted data to the FDA in February 2003. At that time, we also submitted a proposal for further clinical development of STR in multiple myeloma patients with primary refractory myeloma (myeloma that has not been responsive to conventional first-line chemotherapy). The FDA lifted the clinical hold in April 2003.   In October 2003, we reached agreement with the FDA on our STR Phase III clinical trial design. This agreement, called a Special Protocol Assessment (SPA), established the number of patients to be studied and how and when the drug’s safety and effectiveness will be determined.  The SPA process is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a New Drug Application (NDA). The FDA also confirmed that a single Phase III trial is sufficient to obtain marketing approval for STR, provided that the drug is shown to be safe and effective in the trial.  Although the FDA has agreed to accept complete response as a surrogate endpoint for efficacy in the Phase III trial, we are required to follow the Phase III patients for survival as our Phase IV (post-marketing) commitment.

The Phase III trial under the SPA is a randomized, controlled study of STR in patients with primary refractory multiple myeloma.  These are patients who have failed to achieve at least a partial response to conventional chemotherapy and have been undergoing treatment for less than 18 months. The trial is expected to enroll approximately 240 evaluable patients, half on the experimental arm and half on the control arm.  Patients on the experimental arm will receive STR plus the chemotherapy drug melphalan, followed by autologous SCT.  Patients on the control arm will receive melphalan only, followed by SCT.

The FDA accepted complete response at six months post-transplant as a surrogate endpoint for the Phase III study. The usual endpoint of oncology trials of this nature is patient survival, determined by comparing the median length of survival of the patient population that receives the experimental treatment to the median length of survival of the patient population that receives conventional treatment.  Complete response at six months post-transplant is an endpoint that can be measured earlier than survival and therefore may shorten the timeline for seeking regulatory approval.  The FDA’s acceptance of a surrogate endpoint places STR on the Accelerated Approval path. Accelerated Approval is intended to make promising products for life-threatening diseases available earlier in the course of development, by allowing approval on the basis of a clinical endpoint other than patient survival.

We opened the Phase III trial of STR to patient enrollment in March 2004.  We anticipate that the Phase III trial will take several years to complete, and we do not expect to submit a New Drug Application (NDA) for the potential approval of STR to the FDA before 2008.  The actual time to completion of our STR Phase III clinical trial will depend upon numerous factors, including our ability to open clinical sites and enroll qualified patients into the trial, our ability to obtain additional capital to fund the trial, our ability to manufacture the STR compound and distribute it to the clinical sites on a timely basis, and actions by the clinical institutions, the FDA and other regulatory agencies.

There are presently 20 clinical sites open and we plan to have as many as 40 clinical sites participating in the trial.  We have prioritized the list of prospective clinical sites according to their readiness, experience and projected rate of patient accrual, and are working to open them on a rolling basis.  There are a very limited number of patients with primary refractory myeloma who will be qualified for enrollment in our Phase III clinical trial and that number may become more limited if emerging therapies are more effective than existing therapies.  Initial patient accrual in our Phase III trial has progressed more slowly than expected.  We have undertaken a number of measures, including a substantial patient and community oncologist outreach program, to make referring physicians and patients more aware of STR and the Phase III trial. We also are working with the FDA to amend the eligibility criteria for our trial as a means of potentially increasing enrollment. If our efforts are not successful or other factors outlined above adversely affect our efforts, the date of our submission of an NDA could be substantially delayed.

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including the cost of clinical drug supply.  These costs could be substantially higher if we have to repeat, revise or expand the scope of our trials, or conduct additional clinical trials not presently planned, to secure marketing approvals.  These estimated costs exceed our current capital resources, and we will be required to obtain additional funding to complete the STR clinical trial.  Moreover, clinical studies are inherently uncertain, and our Phase III trial may not confirm the results we achieved in our earlier clinical trials.  If STR is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of that product.

The FDA has designated STR as an orphan drug for the treatment of multiple myeloma, under the provisions of the Orphan Drug Act, as amended.   To qualify for orphan drug status, a proposed drug must be intended for use in the treatment of a condition that affects fewer than 200,000 people in the United States.  Orphan drug status entitles us to exclusive marketing rights for STR in the United States for seven years following market approval, if any, and qualifies us for research grants to support clinical studies, tax credits for certain research expenses and an exemption from certain application user fees. As discussed below in the section entitled “Government Regulation and Product Testing,” the manufacture and marketing of STR are subject to regulation for safety, efficacy and quality by the FDA and comparable authorities in other countries.

In December 2004, we announced updated data from the completed Phase I/II trials of STR. These Phase I/II trials involved 83 patients with multiple myeloma at various clinical stages who received various doses of STR and melphalan prior to autologous stem cell transplantation. In the Phase I/II trials, among the 10 patients who received STR at a dose of 750 mCi/m2 (the dose selected for our Phase III study) with melphalan and stem cell transplantation, we observed a complete response rate of 40%, and a three-year survival rate of 90%. The four-year survival rate for these patients was found to be 70%.  We believe that these results compare favorably with data from the International Blood and Marrow Transplant Registry, which reports a three-year survival rate of approximately 53% for myeloma patients receiving standard chemotherapy and transplant regimens. Other published data indicate a median survival of 4.6 years for patents treated with traditional chemotherapy and transplant.

STR and Breast Cancer

In addition to multiple myeloma, STR has been studied as a treatment for patients with breast cancer that has spread to the bone.  Breast cancer metastasizes, or spreads, to the bone in 30-85% of patients and may be the only site of metastasis in 25-50% of patients.  Breast cancer patients with bone metastases may be treated with hormonal therapy, chemotherapy or external beam irradiation.  Breast cancer patients with bone metastases typically experience treatment failure within 139-220 days.  Researchers at MD Anderson Cancer Center conducted an investigator-initiated Phase I dose-escalation study of STR involving six patients with stage IV breast cancer metastasized to the bone. Patients were administered STR as a single agent followed by autologous stem cell transplant. As of February, 2005, two of the six patients remain alive, without progression of their disease up to six years post-transplant. Among the other four patients, the overall median time to disease progression was approximately 300 days. Disease relapse in these four patients occurred in tissues outside the bone.

Based on the results from this study, we plan to conduct a Phase II trial to examine STR in a larger group of breast cancer patients with bone metastases. The trial is currently targeted to begin in the first half of 2005.

STR Manufacturing

In April 2001, we purchased a radiopharmaceutical manufacturing facility and certain other assets located in Denton, Texas. In addition to the manufacturing facility, we purchased existing equipment, documentation and certain processes. The facility is operated in accordance with current Good Manufacturing Practices (cGMP) and was issued appropriate radiation permits by the Texas Department of Health. This manufacturing facility is responsible for all aspects of the manufacture of the STR compound, including process qualification, quality control, packaging and shipping, and production of the clinical material for our STR clinical trial activity.  As of March 17, 2005, we had a staff of 13 full-time employees at the Denton facility.

Our manufacturing facility must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities cannot pass a pre-approval plant inspection, the FDA will not grant an NDA for STR or any other proposed products.  The requirements of cGMP and comparable regulations are discussed below in the section entitled “Government Regulation and Product Testing.”

Single Source Suppliers

In order to manufacture the STR compound, we need reliable and affordable third-party suppliers of commercial quantities of the radioactive molecule, holmium-166, and the targeting agent, DOTMP, used in our STR product.

There are, in general, relatively few sources of the holmium-166 component of our STR product. Historically, we have depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri. In March 2004, we entered into a contract, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of holmium-166 for our Phase III trial.  In November 2004, we exercised our option, with MURR’s consent, to extend the term of the agreement until March 1, 2006. We also have the option to extend the agreement, with MURR’s consent, for an additional 12-month term. The contract may be terminated by either party if the other party breaches the contract and such breach is not cured, if MURR fails to fulfill our purchase orders on a timely basis, or if any regulatory authority orders either party to stop manufacturing or using holmium-166.  Under the contract, we pay a fixed price per unit of holmium-166 ordered, subject to certain minimum purchase requirements, and fixed amounts for handling and maintenance.  While MURR generally has provided us materials with acceptable quality, quantity and cost in the past, it may become unable or unwilling to meet our future demands, or demands of potential third-party suppliers of our STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to us, the manufacture and delivery of our STR product candidate could be impaired, and we may suffer delays in, or be prevented from, initiating or completing further clinical trials of our STR product candidate.

We obtain DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which we license the STR technology.  Alternate suppliers of DOTMP are available if needed.  Because we license the STR technology from Dow, we historically have not felt it necessary to enter into a formal supply agreement with Dow. We believe we currently have a sufficient supply of DOTMP on hand to complete our Phase III study. We plan to continue to monitor the stability of the supply over time as trial activity progresses. If the trial take significantly longer than anticipated or the supply is less stable than expected we may need to take actions to acquire additional supplies of DOTMP.

NX 437 Platinum Compound

Platinum Anti-Cancer Agents and the NX 473 Concept

In April 2004, we acquired rights to develop, manufacture and commercialize NX 473, a next-generation platinum-based cancer therapy.  Platinum-based chemotherapies have gained wide use since their introduction nearly 20 years ago. Today, platinum-containing therapies such as cisplatin, carboplatin, and oxaliplatin are used to treat a wide variety of solid tumors such as testicular, ovarian, colorectal, lung, and head and neck cancers.  Platinums are used both as single-agent therapies and in combination with other therapies, including targeted antibody agents.  Platinum drugs destroy cancer cells by binding to DNA, causing damage which, if too severe to be repaired by intracellular systems, triggers apoptosis (programmed cell death).  The worldwide market for platinum-based cancer drugs is estimated to be over $1 billion.

A significant shortcoming of available platinum agents is that many tumors are intrinsically resistant or acquire resistance to these drugs.  Available platinum drugs also have undesirable side effects and toxicities that limit their use.  Because of these considerations, newer generations of platinum compounds that overcome platinum resistance or safety concerns when used in combination with, or in addition to, current combination treatment regimens are needed.

NX 473 was developed specifically to overcome known platinum resistance mechanisms and has shown promise in preclinical and clinical studies to date.  In Phase II trials conducted by a prior licensee, NX 473 was been shown to be active in a variety of cancers, including ovarian cancer, lung cancer and prostate cancer.  In addition, NX 473 has shown evidence of activity in both platinum-sensitive and resistant/refractory disease.  Clinical studies to date also indicate that NX 473 has an acceptable safety profile, and less toxicity to the kidney and peripheral nervous system than certain other widely used platinum drugs.  NX 473 further exhibits the potential to be formulated for both oral and intravenous delivery.

Proposed NX 473 Clinical Program

In October 2004, we filed an investigational new drug application (IND) with the FDA for a Phase II clinical trial of NX 473 for the treatment of patients with small cell lung cancer (SCLC).  We currently plan to initiate this trial in mid-2005. The proposed trial would be a randomized trial comparing NX 473 to topotecan in patients with SCLC who are refractory or resistant to previous platinum-based therapy.  As described below, topotecan is an anti-tumor drug currently used off-label as a treatment for platinum resistant/refractory SCLC disease after failure of first-line chemotherapy. The endpoints of the proposed NX 473 trial would include response rates, survival, time to progression, duration of response and tumor symptom improvement.  Because this is a Phase II trial, it would not be designed to detect statistically significant differences in these endpoints.  The purpose of the Phase II trial would be to collect additional data about response rate and survival endpoints by studying a larger number of SCLC patients.

Small Cell Lung Cancer and the Lack of Effective Treatment

There is a significant unmet medical need for effective treatments for small cell lung cancer (SCLC). Lung cancer is the most common cause of cancer death in the United States.  SCLC, which accounts for approximately 15% of all lung cancer cases, is the most aggressive and lethal form of lung cancer.  The median survival of patients with untreated small cell lung cancer is 6 to 8 weeks. Combination chemotherapy is currently considered standard therapy for SCLC, especially with regimens involving platinum and etoposide.  Reported response rates to first-line combination chemotherapy are relatively high (70% to 80%), with a median duration of response of 9 to 12 months and a median survival of 11 to 18 months.  Unfortunately, despite the high response rate to first-line chemotherapy, long-term survival is unusual, as patients relapse and develop resistance to available agents.  Five-year survival is rare for patients with extensive-stage disease.

Topotecan (Hycamtin®) is the only drug currently approved by the FDA for second-line therapy of SCLC. Topotecan is a camptothecin analogue that inhibits topoisomerase I, an enzyme involved in DNA replication, transcription and recombination.  Topotecan, however, is approved only for patients with SCLC sensitive to platinum therapy, after a failure with first-line chemotherapy.  Topotecan is used off-label in resistant/refractory SCLC.  At present, there are no FDA-approved therapies for patients with platinum-resistant/refractory SCLC.  Patients with SCLC who have resistant or refractory disease currently have an extremely poor prognosis.  For single agent therapy with topotecan, the overall response rate is 2—7%, and median survival is approximately 4.7 months.  Based on clinical and preclinical data to date, we believe that NX 473 has the potential to demonstrate activity in SCLC patients with platinum-sensitive or resistant disease.  A Phase II study was conducted by a prior licensee during 2000 and 2001 to assess the activity and tolerability of the drug when given intravenously as a second-line therapy to patients with SCLC. Two of 13 patients (15.4%) with refractory SCLC achieved a partial response (a decrease in the size of the tumor or in the extent of cancer in the body) with NX 473 treatment, and two additional patients (15.4%) achieved stable disease (no increase or decrease in extent or severity of the cancer).  Overall, 4 of 13 patients (30.8%) with refractory SCLC achieved a partial response or stable disease with NX 473 treatment. The median survival of all 13 treated patients was approximately 6.3 months, significantly longer that that which would be expected with topotecan.

Proposed NX 473 Study in Colorectal Cancer

We also plan to undertake a Phase I/II trial of NX 473 in colorectal cancer. The proposed trial would evaluate increasing doses of NX 473 in combination with the chemotherapy agents 5-fluorouracil  and leucovorin in patients who have failed a 5-fluorouracil/leucovorin chemotherapy regimen. Endpoints would include safety, response rate (tumor shrinkage), duration of response and time to progression.  We currently are targeting this trial to begin in late 2005 or early 2006.

Preclinical data indicates that NX 473 is active in colorectal cell lines sensitive or resistant to 5-fluorouracil, the most commonly used chemotherapeutic agent in first-line treatment of CRC.

NX 473 Manufacture and Source of Supply

We have a limited supply of NX 473 drug product that was manufactured by a prior licensee in September 2004 and earlier.  The drug product has been demonstrated to be stable for 12-18 months from the date of manufacture, which time period is not sufficient to complete our proposed clinical trials of NX 473.  We will need to identify a new manufacturer of additional NX 473 drug product to complete our planned Phase II clinical trial in SCLC. If we are unable to demonstrate increased stability or identify a new manufacturer for NX 473 on a timely and commercially reasonable basis, we may be required to delay the clinical trial and the trial expenses may increase. There are a limited number of contract manufacturers able to make drug products, such as NX 473.  We currently are in the process of identifying potential manufacturers of NX 473.  There is no assurance that we will be able engage a reliable manufacturer or to obtain sufficient supplies of NX 473 on a timely or cost-effective basis.

Patents and Proprietary Rights

Our policy is to aggressively protect our proprietary technologies.  We have filed applications for US and foreign patents on many aspects of our technologies. We currently have more than 100 issued US and foreign patents in our portfolio.

We hold an exclusive worldwide (except in Australia) license from The Dow Chemical Company for the development and commercial sale of STR.  Under that license, we are solely responsible for the development and commercialization of STR.  Dow retains the obligation, at its cost, to prosecute patent applications and maintain, extend and defend all patents.  Dow also retains the first right to sue any third party infringers of the STR patents.  If Dow does not file suit, we have the right to sue the infringer at our own expense.  Dow is entitled to certain payments under the license if and when we receive final approval for commercial sale of STR in various jurisdictions.  After final approval, Dow will be entitled to certain royalties and milestone payments based on our annual net sales of STR and related products. If we are successful in achieving all milestones under the Dow agreement, our total milestone payments to Dow would be $8.5 million.  We cannot be certain of the extent of our success, if any, in commercializing STR and attaining established milestones. The license agreement may be terminated by either party for breach.  We can terminate the license at any time upon prior written notice to Dow.  Dow may terminate the license if we cease to carry on our business as a result of liquidation, bankruptcy or insolvency.  If not earlier terminated, the license agreement will continue in effect until expiration of all patents licensed under the agreement.  We currently anticipate such expiration date to be February 3, 2015.  Upon expiration of the Dow license agreement, we will retain from Dow a fully paid-up license to use unpatented technology related to STR.  If Dow were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, our STR development efforts and our business could be significantly adversely affected.

Our STR portfolio includes US and foreign patents and applications licensed from Dow and owned by NeoRx, covering the STR product composition and its use. With respect to our STR product in development in the United States, we currently rely primarily on US patent numbers USPN 4,882,142 (expiring December 19, 2008) and USPN 5,059,412 (expiring October 22, 2008), both of which are licensed to us by The Dow Chemical Company, and USPN 6,767,531 issued to NeoRx (expiring June 12, 2020). Additional licensed patents expiring on November 21, 2009 and December 15, 2009, cover STR in the European Union.  The patent protection and exclusivity afforded STR under the Dow license is further supplemented by the FDA’s designation of STR as an orphan drug for the treatment of multiple myeloma.  Orphan drug status entitles STR to a seven-year exclusive marketing period for multiple myeloma in the United States following market approval.

We hold an exclusive worldwide (except Japan) license granted from AnorMED, Inc. for the development and commercial sale of NX 473.  Under that license, we are solely responsible for the development and commercialization of NX 473. AnorMED retains the right to prosecute patent applications and maintain all licensed patents, with NeoRx reimbursing such expenses. Under the AnorMED agreement, we have the right to sue any third party infringers of the NX 473 patents in the licensed territory (worldwide except Japan). If we do not file suit, AnorMED, in its sole discretion, has the right to sue the infringer at its expense. The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of an NX 473 Phase II study or initiation of an NX 473 Phase III study, submission to the FDA of an NDA for NX 473, regulatory approval from the FDA of NX 473 and the attainment of certain levels of annual net sales of NX 473.  Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing NX 473 and attaining established milestones.  The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.

Our NX 473 portfolio includes US and foreign patents and applications licensed from AnorMED, which cover the NX 473 product.  With respect to NX 473, we expect to rely primarily on US patent number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED and additional licensed patents expiring in 2016, cover NX 473 in the European Union. To our knowledge, NX 473 has not been designated as an orphan drug with respect to SCLC or any other disease.

A number of potential avenues exist which may further extend our STR and NX 473 patent protection and exclusivity.  In the United States, these include The Drug Price and Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, which, among other things, generally provides for patent term extension for up to five years for an issued patent covering a drug product (or its use or manufacture) which has undergone regulatory review before marketing.  In addition, since STR and NX 473 have not been previously approved for marketing in the United States, STR may qualify for new chemical entity data exclusivity, under which the FDA bans submissions of applications from competitors based on published data or Abbreviated New Drug Applications (ANDA) for a drug containing the same active agent. Certain patent term restoration procedures and marketing exclusivity rights also may be available for qualifying drug products in the European Union or individual foreign countries.  We intend to evaluate the availability of these mechanisms for extending the patent term and marketing exclusivity for STR and NX 473 on an individual regional or country basis if we conduct STR and/or NX 473 clinical trials abroad.  We cannot be certain that we will be successful in any efforts to extend the term of any patent relating to STR or NX 473  or that STR or NX 473 will be granted marketing exclusivity rights in the United States or abroad.

Risks associated with the protection of our patents and other proprietary technologies are described under the heading “Risk Factors” above.  Pending or future applications of NeoRx or our collaborators will not necessarily result in issued patents.  Moreover, the current patents owned by or licensed to NeoRx may not provide substantial protection or commercial benefit.  In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed could be circumvented, invalidated or rendered obsolete by new technology.  Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities, and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford us or our licensees’ biotechnology products and underlying technology.  It also is difficult to predict whether valid patents will be granted based on biotechnology patent applications or, if such patents are granted, to predict the nature and scope of the claims of such patents or the extent to which they may be enforceable.

Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims.  Accordingly, the patents owned or licensed by NeoRx could be infringed or designed around by third parties, and third parties could obtain patents that we would need to license or design around.

Competition

The competition for development of cancer therapies is substantial. There are numerous competitors developing products to treat the cancers for which we are seeking to develop products. We initially are focusing clinical development of our STR product candidate on the treatment of multiple myeloma. Several companies, including Celgene Corp. and Millennium Pharmaceuticals, Inc., also are developing and testing therapeutics for multiple myeloma.  In May 2003, Millennium obtained FDA approval for its Velcade™ therapeutic for treatment of multiple myeloma patents who have received at least two prior therapies and demonstrated disease progression on the last therapy.  Additionally, Quadramet®, a radiolabled bone-targeted therapy marketed by Cytogen Corporation to relieve bone pain in patients with bone cancers, is being investigated at higher doses in conjunction with high dose chemotherapy in multiple myeloma.   Many biotechnology companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with our product candidates.  Further, a number of established pharmaceutical companies, including GlaxoSmithKline, Novartis AG and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer.  Many of our existing or potential competitors, have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and proposed STR product less competitive, uneconomical or obsolete by influencing the degree by which transplantation procedures are used to treat cancer patients.

The same competitive risks will apply to our efforts to develop NX 473 and any other products.  Our initial focus for NX 473 will be in small cell lung cancer, a disease for which there currently are limited effective therapeutic options. Numerous companies, including AstraZeneca PLC, Cell Therapeutics, Inc., Exelexis, Inc., ImClone Systems Incorporated, ImmunoGen, Inc., Sanofi-Aventis Group, Inex Pharmaceuticals Corporation, Ipsen Limited, The Menarini Group, OSI Genetics, Inc. and PharmaMar USA, Inc., also are developing and testing therapeutics for small cell lung cancer. These therapeutics include chemotherapy, inhibitors, monoclonal antibodies, antagonists and interferons.  We cannot assure you that we will be able to effectively compete with these or future third party product development programs.

Timing of market introduction and healthcare reform, both uncertainties, will affect the competitive position of our potential products. We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third-party reimbursement, price and patent protection.

Government Regulation and Product Testing

The manufacture and marketing of our proposed STR and NX 473 products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries.  In the United States, drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of STR or any other product candidate.  Product development and approval within this regulatory framework take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator.  Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.  Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (IRB) at the institution where the study will be conducted.  The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

If a compound is found to have potential activity in a disease or condition and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate clinical activity and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.  Often, Phase IV (post-marketing) studies are required by the FDA in order to gain more data on safety and efficacy with a drug after it has transitioned into general medical practice.  With respect to STR, NX 473 or any proposed products subject to clinical trials, there can be no assurance that Phase I, Phase II or Phase III studies will be completed successfully within any specific time period, if at all.  Clinical studies are inherently uncertain, and our Phase III trial of STR and our proposed NX 473 trials may not confirm the results achieved in earlier clinical trials.  If STR or NX 473 is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of that product.  Furthermore, we or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a New Drug Application (NDA), for approval of the marketing and commercial shipment of the drug.  The testing and approval processes are likely to require substantial cost, time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all.  The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-market testing and surveillance to monitor the safety of the product.  If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.  The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.  Among the conditions for NDA approval is the requirement that the prospective manufacturers’ quality control and manufacturing procedures conform to cGMP regulations.  In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

Employees

As of March 17, 2005, we had 43 full-time employees and 4 part-time employees, which includes staff employed by our manufacturing subsidiary in Denton, TX.  Of these full-time employees, five hold PhD degrees, one holds an MD degree, and one holds a JD degree.  Of the total full-time employees, 31 employees were engaged in research, development, or manufacturing activities and 12 were employed in general administration.  Gerald McMahon, Ph.D. was appointed Chief Executive Officer of the Company, effective May 11, 2004, and was named Chairman of the Board of Directors in June 2004. His predecessor, Jack L. Bowman, retired as Chief Executive Officer effective May 11, 2004, and he did not stand for reelection as a director of the Company.  Melinda G. Kile resigned as Vice President, Finance, effective April 16, 2004, and Michael K. Jackson was promoted to Chief Accounting Officer and assumed responsibility for senior financial duties on an interim basis.  Susan D. Berland was appointed Chief Financial Officer of the Company, effective October 25, 2004. The position of Chief Accounting Officer was eliminated as of December 31, 2004, and Mr. Jackson has resumed his prior responsibilities as Corporate Controller.

We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

Where You Can Find More Information

We file annual, quarterly and current reports, as well as registration and proxy statements and other information, with the Securities and Exchange Commission.  These documents may be read and copied at the SEC’s public reference rooms in Washington, DC, New York, NY and Chicago IL.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Our SEC filings also are available to the public at the Internet website maintained by the SEC at www.sec.gov.  The Company’s reports filed with the SEC after January 1, 2003, also are available on our website, www.neorx.com.  The information contained in our website does not constitute part of, nor is it incorporated by reference into, this report.  We will provide paper copies of our SEC filings free of charge upon request.

Item 2.   PROPERTIES

We occupy approximately 21,000 square feet of office space located at 300 Elliott Avenue West in Seattle, WA, under a lease that expires July 21, 2009.  In February 2003, the administrative offices previously located at 410 West Harrison Street, Seattle, WA, were consolidated into this location.

We continue to occupy approximately 2,900 square feet in a building and a parking area adjacent to the 410 West Harrison Street building.  In 2003, we made improvements and converted 2,500 square feet of the space into a laboratory used for research and development activities.  The balance of the space is used for storage.  The lease on this building expires on May 31, 2006.

In May 2004, we entered into a sublease for executive office space at 750 Battery St., San Francisco, CA.  We currently occupy two offices at that location.  The lease is month-to-month and is terminable upon 30 days notice.

We believe that the foregoing facilities are in good condition and are adequate for all present uses.

In April 2001 we purchased a radiopharmaceutical manufacturing facility located on 12 acres in Denton, TX.  The facility is operated in accordance with current Good Manufacturing Practice (cGMP) and has been issued appropriate radiation permits from the State of Texas. The main building is approximately 88,000 square feet and houses approximately 12,000 square feet of clean rooms.  The area has been used for radiopharmaceutical manufacturing, quality control laboratories and support functions.  Current capabilities include terminal sterilization, aseptic processing and aseptic filling of radiopharmaceuticals, as well as STR formulation and filling.  The facility was designed to allow for future expansion.  In December 2003, we sold to Trace Radiochemical, Inc., certain unused real estate and associated equipment adjacent to our Denton facility for $950,000.  In connection with the sale, we also transferred to Trace our interest under a lease of a cyclotron housed on the property.   We used the proceeds from the transaction to reduce our long-term debt on the facility.

We believe that the Denton facility has the capabilities and capacity to serve as our principal manufacturing site for the STR compound for our Phase III trial.

Item 3.   LEGAL PROCEEDINGS

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded on The Nasdaq National Market System until March 20, 2003, when its listing was transferred to The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq SmallCap Market.  These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$5.78	$3.60
Second Quarter	4.12	2.37
Third Quarter	2.66	1.43
Fourth Quarter	2.51	1.43
2003
First Quarter	$0.82	$0.37
Second Quarter	3.60	0.70
Third Quarter	6.28	2.34
Fourth Quarter	6.47	4.10

The closing price of our common stock on The Nasdaq SmallCap Market was $1.26 on March 17, 2005.

There were approximately 948 shareholders of record as of March 17, 2005.  This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay cash dividends on our common stock in the foreseeable future.

On March 7, 2005, we raised approximately $3.9 million in net proceeds through the sale in a private placement under Section 4(2) of the Securities Act of 1933, as amended, of 3,320,000 shares of common stock to selected institutional investors at a price of $1.25 per share.  In addition, purchasers of the common stock received five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at $2.00 per share. The warrants do not become exercisable until September 3, 2005.   The shares of common stock sold in the offering have not been registered under the Securities Act and cannot be offered or sold in the United States absent registration or an applicable exemption from registration.  As part of the transaction, we agreed to file a registration statement covering resale of the shares of common stock issued in the financing and issuable upon exercise of the warrants. Rodman & Renshaw LLC served as the placement agent in the offering.  For their services as placement agent, we paid Rodman & Renshaw a cash fee of $249,000 and issued them a warrant to purchase 199,200 shares of common stock.  The warrant issued to Rodman & Renshaw is on the same terms as the warrants granted to the purchasers in the offering.

Item 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table shows selected financial data.  It is important to read this selected financial data along with the “Financial Statements and Supplementary Data,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues	$1,015	$10,531	$11,054	$2,873	$3,549
Operating expenses	20,502	15,218	34,949	29,020	21,594
Loss from operations	(19,487)	(4,687)	(23,895)	(26,147)	(18,045)
Net loss	(19,371)	(5,059)	(23,093)	(23,802)	(11,402)
Net loss applicable to common shareholders	(19,871)	(7,535)	(23,593)	(24,303)	(11,905)
Net loss per common share — basic and diluted	$(0.66)	$(0.28)	$(0.89)	$(0.92)	$(0.50)
Weighted average common shares outstanding— basic and diluted	30,143	27,280	26,645	26,402	23,853
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,254	$15,166	$6,564	$4,097	$8,389
Investment securities	1,499	12,335	9,572	29,484	49,189
Working capital	15,689	26,064	14,195	31,123	59,315
Total assets	27,436	35,691	25,993	51,028	64,458
Note payable, net of current portion	3,905	4,112	5,182	5,696	—
Shareholders’ equity	$20,828	$29,490	$17,576	$41,715	$62,245

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties.  As described in the “Important Information Regarding Forward-Looking Statements” at the beginning of this report, our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors.”

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

Impairment of Long-Lived Assets: As of December 31, 2004, we had approximately $7.1 million of property and equipment. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate.  Application of the test for impairment requires judgment.

In September 2002, we recognized a non-cash asset impairment loss of $5.6 million on certain facilities and equipment resulting from our decisions to reduce staff at our Denton, TX radiopharmaceutical manufacturing facility, eliminate contract manufacturing activities in Denton, and curtail Pretarget activities at our Seattle, WA research and development facility. The loss on the Denton facility and related equipment was determined via outside appraisals.  The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment.  An additional impairment charge of $0.6 million relating to intangible assets for licenses and processes at the Denton facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge was associated with our decision to suspend production of the STR compound and operate the Denton facility on a standby basis, pending a decision to resume clinical testing of STR and production of clinical materials.

Long Term Debt:  We assumed our note payable to Texas State Bank in connection with the acquisition of our radiopharmaceutical manufacturing facility in Denton, TX.  The assets acquired secure the note payable.  The terms of the loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in its operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.2 million at December 31, 2004) due and immediately payable.  In our judgment we do not believe that a material adverse change in our operations has occurred that would cause Texas State Bank to accelerate the loan.  Accordingly we believe that classification as long term of that portion of the note that is due for payment in 2006 and thereafter is proper.

Stock Compensation:  We currently measure compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and disclose the impact of the fair value method in the footnotes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share Based Payment,” which requires that fair value be recorded in the results of operations beginning no later than July 1, 2005. Since there is no market for trading employee stock options, there is no certainty that the result of the fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require several assumptions, the most significant of which are stock price volatility and the average life of an option. See New Accounting Pronouncements below for additional information.

Results of Operations

Year Ended December 31, 2004 Compared with December 31, 2003

Our revenues for 2004 totaled $1.0 million, which primarily consisted of milestone payments from Boston Scientific Corporation.  Our revenues for 2003 totaled $10.5 million, which primarily consisted of $10.0 million from the assignment and licensing to Boston Scientific Corporation of certain intellectual property and revenue from a facilities lease.

Total operating expenses increased 35% to $20.5 million for the year ended December 31, 2004, from $15.2 million for the same period in 2003.

Research and development expenses for the year ended December 31, 2004 increased 39% to $13.3 million, from $9.6 million for the same period in 2003.  Among the primary components of the increase were a  $4.0 million in increased costs related to the STR Phase III trial, which was opened in March 2004, and a $0.6 million increase in pre-clinical development costs related to NX 473, offset by a $0.2 million decrease resulting from the curtailment of our Pretarget program in July 2002.

General and administrative expenses increased 14% to $7.2 million for the year ended December 31, 2004, from $6.3 million for the same period in 2003.  The increase in G&A costs for the year ended December 31, 2004 was due primarily to an increase of $0.6 million for personnel related costs and $0.3 million for increased accounting fees.

In February 2004, we raised approximately $9.0 million in gross proceeds through the sale in a private placement of 1,845,000 shares of common stock.  The purchasers in that offering also received five-year warrants to purchase an aggregate of 922,500 shares of common stock at $7.00 per share.  As payment of placement agent fees for that financing, we issued three-year warrants to purchase 35,000 shares of common stock at an exercise price of $5.54 per share.  We recorded a charge to  general and administrative expense of $118,000 for the fair value of the warrants on February 23, 2004.

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.

Other income totaled $0.1 million in 2004 and consisted primarily of interest income of $0.3 million, offset by interest expense of $0.2 million.  Other expenses totaled $0.2 million in 2003 and consisted primarily of realized loss on the sale of investment securities.

In March 2004, the Company entered into a contract with the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of the holmium-166 component of STR for the Company’s STR Phase III trial.  In November 2004, the Company exercised its option to extend the term of the agreement until March 1, 2006. Under the contract, the Company pays a fixed price per unit of holmium-166 ordered, subject to a minimum purchase requirement, and fixed amounts for handling and maintenance.  During 2004 the Company purchased the minimum quantities under the contract, which totaled approximately $510,000.  Minimum purchases during 2005 under the contract are estimated to be approximately $630,000.

Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2004 and 2003.

Year Ended December 31, 2003 Compared with December 31, 2002

Our revenues for 2003 totaled $10.5 million, which consisted of $10.0 million from the assignment and licensing to Boston Scientific Corporation of certain intellectual property and revenue from a facilities lease.  Our revenues for 2002 totaled $11.1 million, which consisted of $7.9 million from the sale to IDEC Pharmaceuticals Corporation of certain intellectual property and the grant to IDEC of certain license and option rights, milestone payments of $2 million from Angiotech Pharmaceuticals, Inc., and revenue from government grants and a facilities lease.

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

During the year 2003, we recorded a $0.2 million cumulative effect of change in accounting principle as a result of our adoption of SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.  In December 2003 we sold certain real estate and associated equipment located adjacent to our Denton, TX manufacturing facility to Trace Radiochemical, Inc., for $950,000. In connection with the sale, we also transferred our interest under a lease of a cyclotron that is housed on the property.  The transfer of these assets eliminated the future asset retirement obligation as recorded under SFAS 143.

In December 2003, we raised approximately $15.75 million in gross proceeds through the sale in a private placement of 1,575 shares of a newly created class of Series B Convertible Preferred Stock.  The purchasers in that offering also received five-year warrants to purchase an aggregate of 630,000 shares of common stock at $6.00 per share.  We recognized a beneficial conversion feature in determining net loss applicable to common shares of $2.0 million for the value associated with the warrants issued in connection with the Series B preferred stock.

Other expenses totaled $0.2 million in 2003 and consisted primarily of realized loss on the sale of investment securities.  Other income totaled $0.8 million in 2002 and consisted primarily of interest income from investment securities.

Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2003 and 2002.

Major Research and Development Projects

Our major research and development projects during the fiscal years ended December 31, 2004, 2003 and 2002 were Skeletal Targeted Radiotherapy (STR™) and Pretarget® technology.

Skeletal Targeted Radiotherapy.  We are developing STR for the treatment of multiple myeloma, a cancer originating in the bone marrow.  STR is designed to deliver radiation specifically to sites of cancer in the bone and bone marrow.  STR consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton.  We have incurred costs of approximately $55.4 million in connection with the STR program since the program’s inception in 1998.

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

We opened the Phase III trial of STR to patient enrollment in March 2004. We have prioritized the list of prospective clinical sites according to their readiness, experience and projected rate of patient accrual, and are working to open them on a rolling basis. There are presently 20 clinical sites open and we plan to have as many as 40 clinical sites participating in the trial.  Initial patient accrual in our Phase III trial has progressed more slowly than expected. There are a very limited number of patients with primary refractory myeloma who will be qualified for enrollment in our Phase III clinical trial, and that number may become more limited if emerging therapies are more effective than existing therapies. We have undertaken a number of measures, including a substantial patient and community oncologist outreach program, designed to make referring physicians and patients more aware of STR and the Phase III trial.  We also are working with the FDA to amend the eligibility criteria for our trial as a means of potentially increasing enrollment.  We may not be able to enroll enough qualified patients to complete the clinical trial in a timely manner, or at all. We do not plan to announce the opening of clinical sites or the enrollment of patients.  We anticipate that the STR Phase III trial will take several years to complete, and we do not expect to submit a New Drug Application (NDA) for the potential approval of STR to the FDA before 2008. The actual timing of filing an NDA, if at all, will be dependent upon our ability to open clinical sites and enroll qualified patients into the trial, our ability to obtain additional capital to fund the trial, our ability to manufacture the STR compound and distribute it to the clinical sites on a timely basis, and actions by the clinical institutions, the FDA and other regulatory agencies. If our enrollment outreach efforts are not successful or other factors outlined above adversely affect our efforts, the date of our submission of an NDA may be substantially delayed

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval are in the range of $35-40 million, including cost of clinical drug supply.  These costs could be substantially higher if we have to repeat, revise or expand the scope of our trials, or conduct additional clinical trials not presently planned, to secure marketing approvals.

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

•                    We may be unable to open clinical sites and recruit enough patients to complete the Phase III trial in a timely manner; and

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

Pretarget.  Pretarget technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells, while largely sparing healthy tissues.  We curtailed our Pretarget product development activities in July 2002.  The discontinued Pretarget activities included our Pretarget Lymphoma and Pretarget Carcinoma Phase I/II clinical programs and manufacturing development activities associated with the Pretarget programs.  We  sold our Pretarget technology to Aletheon Pharmaceuticals, Inc. in April 2004.

We cannot determine the total costs incurred for the Pretarget program.  The Pretarget program was initiated in 1987, and records separately tracking the costs of the project over its approximately 15-year history are not readily available.  Due to our decision to discontinue the Pretarget program, there is neither an anticipated completion date nor an expected period during which material net cash inflows will commence.  Following our restructuring in 2002, we have not depended on the successful development and completion of our Pretarget technology and, therefore, there are no risks and uncertainties associated with the Pretarget program that would materially impact our operations and financial position.  In April 2004, we sold our Pretarget technology to Aletheon Pharmaceuticals Inc.   We received no upfront consideration in connection with the sale, but could receive up to $6.6 million in milestone payments, as well as royalties, if Aletheon is successful in its technology development program.

Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects.  Finally, our total development costs include the costs of various other research efforts directed toward the identification and evaluation of future product candidates.  These other research projects, which include our proposed NX 473 program, are pre-clinical and not considered major projects.  Our total research and development costs are summarized below:

Summary of Research and Development Costs

	2004	2003	2002
	(in thousands)
STR	$10,155	$6,169	$11,665
NX 473	555	—	—
Pretarget	72	240	4,220
Other overhead and research costs	2,549	3,182	4,941

Total research and development costs	$13,331	$9,591	$20,826

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $17.8 million at December 31, 2004 compared to $27.5 million at December 31, 2003.  We primarily fund current operations with our existing cash and investments.  Cash used by operating activities for the twelve months ended December 31, 2004 totaled $17.5 million.  Revenues and other income sources for 2004 were not sufficient to cover operating expenses.

We raised approximately $3.9 million in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005.  We intend to use the net proceeds from this financing added to our existing funds to support our Phase III trial in STR, to initiate a Phase II trial in NX 473 in small cell lung cancer and for general working capital.  General and administrative expenses in 2004 increased 14% over the same period in 2003, due primarily to increases in personnel related costs and increased accounting fees.  These costs included such actions as the hiring of additional personnel in senior management as well as compliance with the requirements of Sarbanes-Oxley.  We expect G&A expenses to increase at levels consistent with support of Company operations and regulatory compliance, but at a slower rate of increase than expenses associated with clinical trials and other core operational activities.  With the proceeds of this offering, we believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements at least through the fourth quarter of 2005.  In the event that sufficient additional funds are not obtained in the future, we may be required to delay, reduce or curtail the scope of our STR and NX 473 development programs, including any clinical trials, and other product development efforts and/or further reduce costs for facilities and administration.

In April 2003, we received $10 million from the sale to Boston Scientific Corporation (BSC) of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc. and certain of its subsidiaries, including Cordis Corporation and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  Boston subsequently withdrew three of the patents from the litigation.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims against Johnson & Johnson, Inc. and its subsidiaries, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

In December 2003, we raised approximately $14.6 million in net proceeds through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock, which are convertible, on an as adjusted basis, at a price of $4.57 per share, into  3,446,389 shares of common stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share.  Additionally, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 5.25% on December 31, 2004.  The interest rate is equal to the bank prime rate and adjusts on the same date that the bank prime rate changes.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments. Principal and interest paid on the note during the years ended December 31, 2004 totaled $486,000.  In December 2003, we sold a non-essential portion of our Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2004, the outstanding balance of the loan was $4.2 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. The bank prime interest rate of 4.00% was in effect on the payment recalculation date in April 2004.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 5.25%, the estimated principal balance payable at maturity would be $2.75 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.2 million at December 31, 2004) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility and other means.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.  We do not believe that there has been any material adverse change in our operations that would cause Texas State Bank to accelerate the loan or that would affect our ability to continue to make required payments under the loan.

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and our common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  Given that the earliest a Phase II study could commence, as stated below, is mid-2005, it is unlikely that these milestones would be triggered during 2005 or 2006.  Since we cannot predict the length of time to complete the first Phase II study, when we would commence a Phase III study or when we might submit an NDA for NX 473, we are unable to predict when such milestones might be triggered after 2006.  We filed an IND application for NX 473 in October 2004 for a Phase II study in small cell lung cancer and currently plan to initiate the trial in mid—2005.  We also currently plan to initiate a study of NX 473 in patients with colorectal cancer in late 2005 or early 2006.  We have a limited supply of the NX 473 drug compound.  We will need to identify a new manufacturer of additional NX 473 drug product to complete our planned clinical trials. There is no assurance that we will be able to engage a reliable manufacturer or obtain sufficient supplies of NX 473 on a timely or cost-effective basis.

Also in April 2004, we sold and transferred our Pretarget intellectual property to Aletheon Pharmaceuticals, Inc.  Under the agreement, we could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  We did not receive any upfront consideration for the sale of the Pretarget property.  We discontinued our clinical studies using the Pretarget technology in July 2002, and since that time, had been actively seeking, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieves us of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, we spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were approximately $70,000.  Seattle-based Aletheon is a development stage biotherapeutics company founded by two former NeoRx employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.

We have historically suffered recurring operating losses and negative cash flows from operations.  As of February 28, 2005, we had net working capital of $12.6 million and had an accumulated deficit of $237.6 million with total shareholders’ equity of $17.6 million.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern.

While management believes that current cash and cash equivalent balances, and any net cash provided by operations, may provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore exploring a number of alternatives to enable us to continue operating, including:

•                    raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•                    entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•                    obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of our current and planned STR and NX 473 development programs.

We have no assurance that any of these alternatives will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  If we are unable to obtain sufficient cash when needed to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws.

Our actual capital requirements will depend upon numerous factors, including:

•               the rate of progress and costs of our STR clinical trials and research and development activities, including our ability to activate clinical sites and enroll qualified patients into our STR Phase III clinical trial;

•               our ability to obtain clinical material from third-party suppliers and manufacture STR in a timely and cost-effective manner;

•               actions taken by the FDA and other regulatory authorities;

•               the scope and timing of our proposed NX 473 clinical program and other research and development efforts;

•               the acquisition or in-licensing of other products or intellectual property, if we choose to undertake such activities;

•               the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•               the timing and amount of any milestone or other payments we might receive from existing and potential strategic partners and licensees;

•               our degree of success in commercializing STR, NX 473 or any other cancer therapy product candidates;

•               the emergence of competing technologies and products, and other adverse market developments; and

•               the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

Our financial statements are prepared on a going concern basis; however, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2004, the Company had the following long-term commitments (in thousands):

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease commitments	$652	$1,188	$869	$—	$2,709
Note payable (1)	$516	$1,068	$3,421	$—	$5,005	(2)
Purchase commitments	$630	$165	$—	$—	$795

(1)  Amounts include interest payments.

(2)  Amount includes total principal payment of $4,207 as reflected on the Consolidated Balance Sheet for the year ended December 31, 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations beginning no later than July 1, 2005.  Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants.  Stock compensation expense under the prior rules would have increased reported diluted loss per share by $0.04 in 2004.  Upon adoption of the revised standard, prior awards will be charged to expense under the prior rules, and awards after adoption will be charged to expense under the revised rules.  The Company has not determined the effect of the new standard on its earnings; however, expense under the new standard could be higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards, and their fair values and, therefore, the effect on diluted earnings per share could change.  The Company expects to adopt the revised rules on July 1, 2005, but has not determined whether it will adopt prospectively or retrospectively to January 1, 2005. See Note 2 to the Notes to the Consolidated Financial Statements for assumptions used by management in calculating the fair value of employee stock options.  The adoption of the Statement is expected to have a material effect on the financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At December 31, 2004, the Company owned a federal government debt instrument amounting to $1.5 million that matures during the first quarter of 2005 and owned no corporate debt securities. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to one year and securities with variable interest rates.

The Company’s only outstanding debt is its note payable to Texas State Bank.  The outstanding balance of the note was $4.2 million on December 31, 2004.  The note, which matures in April 2009, bears interest equal to the bank prime rate.  The interest rate on the note is recalculated in April of each year.  The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies annually, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

Investment Risk

The Company has received equity instruments under licensing agreements.  These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income — unrealized gain on investment securities in shareholders’ equity.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market.  In January 2002, all of the corporate equity securities were sold and the Company recognized a net gain on the sale of approximately $109,000.   At December 31, 2004, the Company owned no such corporate equity securities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NeoRx Corporation:

We have audited the accompanying consolidated balance sheets of NeoRx Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoRx Corporation internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Seattle, Washington
March 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NeoRx Corporation:

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Controls, that NeoRx Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoRx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NeoRx Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NeoRx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeoRx Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 28, 2005 expressed an unqualified opinion.  Our report dated March 28, 2005 contains an explanatory paragraph that states that the company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. On those consolidated financial statements.

KPMG LLP

Seattle, Washington
March 28, 2005

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,254	$15,166
Investment securities	1,499	12,335
Prepaid expenses and other current assets	638	652
Total current assets	18,392	28,153
Facilities and equipment, at cost:
Land	345	345
Building	5,779	5,237
Leasehold improvements	49	49
Equipment and furniture	3,122	3,162
Construction in progress	—	310
	9,295	9,103
Less: accumulated depreciation and amortization	(2,193)	(1,632)
Facilities and equipment, net	7,102	7,471
Other assets	67	67
Licensed product, net of accumulated amortization of $125	1,875	—
Total assets	$27,436	$35,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,130	$409
Accrued liabilities	1,271	1,295
Current portion of note payable	302	385
Total current liabilities	2,703	2,089
Long-term liabilities:
Note payable, net of current portion	3,905	4,112
Total long-term liabilities	3,905	4,112
Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at December 31, 2004 and 2003 (entitled in liquidation to $5,175 at December 31, 2004 and 2003)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at December 31, 2004 and 2003 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 60,000,000 shares authorized, 30,908,753 and 28,002,945 shares issued and outstanding, at December 31, 2004 and 2003, respectively	618	560
Additional paid-in capital	254,510	243,365
Accumulated deficit, including other comprehensive loss of $1 and $7 at December 31, 2004 and 2003, respectively	(234,304)	(214,439)
Total shareholders’ equity	20,828	29,490
Total liabilities and shareholders’ equity	$27,436	$35,691

See accompanying notes to the consolidated financial statements.

NEORX CORPORATON AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues	$1,015	$10,531	$11,054
Operating expenses:
Research and development	13,331	9,591	20,826
General and administrative	7,171	6,265	6,752
Gain on sale of real estate and equipment	—	(638)	—
Asset impairment loss	—	—	6,216
Restructuring	—	—	1,155
Total operating expenses	20,502	15,218	34,949
Loss from operations	(19,487)	(4,687)	(23,895)
Other income (expense):
Realized (loss) gain on sale of securities	—	(151)	160
Interest income	326	198	975
Interest expense	(210)	(229)	(333)
Total other income (expense)	116	(182)	802
Net loss before cumulative effect of change in accounting principle	(19,371)	(4,869)	(23,093)
Cumulative effect of change in accounting principle	—	(190)	—
Net loss	(19,371)	(5,059)	(23,093)
Preferred stock, Series B warrants beneficial conversion feature	—	(1,976)	—
Preferred stock dividends	(500)	(500)	(500)
Net loss applicable to common shares	$(19,871)	$(7,535)	$(23,593)

Loss per share:
Basic and diluted loss per share applicable to common shares before cumulative effect of change in accounting principle	$(0.66)	$(0.27)	$(0.89)
Cumulative effect of change in accounting principle	—	(0.01)	—
Basic and diluted loss applicable to common shares	$(0.66)	$(0.28)	$(0.89)
Weighted average common shares outstanding — basic and diluted	30,143	27,280	26,645

Pro forma amounts had accounting principle been applied retroactively:
Net loss			$(23,205)
Preferred stock dividends			(500)
Loss applicable to common shares			$(23,705)
Loss per share:
Basic and diluted			$(0.89)
See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Preferred Stock, Series 1		Preferred Stock, Series B		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Share-holder’s Equity

Balance, December 31, 2001	205	$4	—	$—	26,571	$532	$223,905	$(182,726)	$41,715
Common stock issued for services	—	—	—	—	150	2	65	—	67
Exercise of stock options and warrants	—	—	—	—	44	1	20	—	21
Stock options and warrants issued for services	—	—	—	—	—	—	45	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,093)	(23,093)
Unrealized loss on investment securities	—	—	—	—	—	—	—	(519)	(519)
Less: reclassification adjustment for net gain on sales of securities	—	—	—	—	—	—	—	(160)	(160)
Total comprehensive loss	—	—	—	—	—	—	—	(23,772)	(23,772)
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2002	205	4	—	—	26,765	535	224,035	(206,998)	17,576
Common stock issued for services	—	—	—	—	80	2	35	—	37
Exercise of stock options and warrants	—	—	—	—	1,158	23	1,849	—	1,872
Modification of outstanding employee options	—	—	—	—	—	—	590	—	590
Stock options issued for services	—	—	—	—	—	—	269	—	269
Preferred stock and warrants issued, net of offering costs of $1,139	—	—	2	—	—	—	14,611	—	14,611
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,059)	(5,059)
Unrealized loss on investment securities	—	—	—	—	—	—	—	(57)	(57)
Less: reclassification adjustment for net loss on sales of securities	—	—	—	—	—	—	—	151	151
Total comprehensive loss	—	—	—	—	—	—	—	(4,965)	(4,965)
Beneficial conversion feature, Series B preferred stock	—	—	—	—	—	—	1,976	(1,976)	—
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2003	205	$4	2	$—	28,003	$560	$243,365	$(214,439)	$29,490
Exercise of stock options and warrants	—	—	—	—	817	16	784	—	800
Common stock issued for licensed product	—	—	—	—	244	5	995		1,000
Common stock issued, net of offering costs of $763	—	—	—	—	1,845	37	9,005		9,042
Modification of outstanding employee options	—	—					340		340
Stock options issued for services	—	—	—	—	—	—	21	—	21
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,371)	(19,371)
Unrealized gain on investment securities	—	—	—	—	—	—	—	6	6
Total comprehensive loss	—	—	—	—	—	—	—	(19,365)	(19,365)
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2004	205	$4	2	$—	30,909	$618	$254,510	$(234,304)	$20,828

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(19,371)	$(5,059)	$(23,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800	793	1,751
Loss (gain) on sale of securities	—	151	(160)
Loss on disposal of equipment	20	240	77
Gain on sale of real estate and equipment	—	(638)	—
Asset impairment loss	—	—	6,216
Restructuring	—	—	1,155
Cumulative effect of change in accounting principle	—	190	—
Accretion of asset retirement obligation liability	—	62	—
Common stock issued for services	—	4	67
Stock options and warrants issued for services	21	269	45
Stock-based employee compensation	340	590	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	13	243	228
Accounts payable	721	80	(513)
Accrued liabilities	(24)	(991)	(1,182)
Net cash used in operating activities	(17,480)	(4,066)	(15,409)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	10,875	25,588	49,516
Purchases of investment securities	(33)	(28,408)	(30,123)
Facilities and equipment purchases	(326)	(365)	(682)
Purchase of licensed product	(1,000)	—	—
Proceeds from sales of equipment and facilities	—	1,049	—
Net cash provided by (used in) investing activities	9,516	(2,136)	18,711

Cash flows from financing activities:
Repayment of capital lease obligations	—	(50)	(50)
Receipt of note receivable principal	—	68	—
Repayment of bank note payable principal	(290)	(1,197)	(306)
Proceeds from stock options and warrants exercised	800	1,872	21
Preferred stock dividends	(500)	(500)	(500)
Proceeds from issuance of common stock and warrants	9,042	14,611	—
Net cash provided by (used in) financing activities	9,052	14,804	(835)
Net increase in cash and cash equivalents	1,088	8,602	2,467

Cash and cash equivalents:
Beginning of year	15,166	6,564	4,097
End of year	$16,254	$15,166	$6,564

Supplemental disclosure of non-cash financing activity:
Purchase of Licensed Products with common stock	$1,000	$—	$—
Accrual of preferred dividend	500	500	500
Beneficial conversion feature, Series B preferred stock	—	1,976	—
Surrender of common stock to exercise options	—	94	—
Issuance of common stock to settle accrued bonuses	—	33	—
Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$196	$232	$334

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Organization and Operations

NeoRx is a biotechnology company dedicated to the development and commercialization of  cancer therapy products. The consolidated financial statements include the accounts of NeoRx Corporation and its wholly owned subsidiary, NeoRx Manufacturing Group (Company).

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of February 28, 2005, the Company had net working capital of $12.6 million and had an accumulated deficit of $237.6 million with total shareholders’ equity of $17.6 million.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

While management believes that current cash and cash equivalent balances, and any net cash provided by operations, may provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore exploring a number of alternatives to enable the Company to continue operating including, but not limited to:

•       raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•       entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•       obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of the Company’s current and planned STR and NX 473 development programs.

The Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development Revenues and Expenses:  Revenues from collaborative agreements are recognized as earned as the Company performs research activities under the terms of each agreement. Billings in excess of amounts earned are classified as deferred revenue. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, also known as SAB 104, “Revenue Recognition in Financial Statements,” non-refundable upfront technology license fees, where the Company is providing continuing services related to product development, are deferred.  Such fees are recognized as revenue over the product development periods based on estimated total development costs.  If the Company is not providing continuing services, revenue is recognized when the payment is due.

To date, the Company does not have any significant ongoing revenue sources.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104) and Emerging Issues Task Force Consensus No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21), which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, revenues from sales and licensing of intellectual property and government grants are recognized as earned. To the extent that a transaction contains multiple deliverables, the Company determines whether the multiple deliverables are separable, and, if separable, the revenue to be allocated to each deliverable based on fair value. If fair value is undeterminable for undelivered elements of the arrangement, revenue is deferred over the contract period or until delivery, as applicable. The revenue allocated to each deliverable is recognized following the requirements of SAB 104.

Specifically, the Company’s revenue in the periods presented consisted primarily of the sale and licensing of intellectual property, milestone payments received, and receipt of government grants. For the sale and licensing of intellectual property and milestone payments, revenue has been recognized as payments are due as the Company has not had continuing service or other obligations subsequent to the sale, licensing or milestone payment.  Additionally, milestone payments are based on events that represent the achievement of substantive steps in the development process and are believed to represent the fair value of achieving the milestone.  Government grant revenue is recognized as earned based on completion of performance under the respective contracts whereby no ongoing obligation on the part of the Company exists.  Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs.  Any remaining balance is deferred and recognized as revenue over the remaining development period

Research and development costs are expensed as incurred.  It is the Company’s practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses.  Third-party reimbursements for 2004, 2003, and 2002 were $259,000, $149,000, and $134,000, respectively.

Cash Equivalents:  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  Cash equivalents represent cash invested primarily in money market funds, federal government and agency securities and corporate debt securities.

Investment Securities:  The Company considers all investment securities as available-for-sale.  All securities are carried at fair value.  The Company does not invest in derivative financial instruments.  Unrealized gains and losses on investment securities are reported as a component of comprehensive income or loss and classified as accumulated other comprehensive income or loss - unrealized gain (loss) on investment securities in shareholders’ equity.  The Company monitors investment securities for other than temporary declines in fair value and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Facilities and Equipment:  Facilities and equipment are stated at cost.  Depreciation is provided using the straight-line method over estimated useful lives of five to seven years for equipment and furniture, three years for computer equipment and software and thirty years for buildings.  Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the terms of the leases.

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

Licensed Products:  Licensed Products represent an exclusive license to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Licensed Products are amortized using the straight-line method over their estimated useful life of twelve years.  The Company evaluates the recoverability of Licensed Products periodically and takes into account events or circumstances that might indicate that an impairment exists.  No impairment of Licensed Products was identified during 2004.

Income Taxes:  The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and for operating loss and tax credit carry forwards.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, which is expected more likely than not to be realized.

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

	2004	2003	2002

Common Stock options	3,528,000	4,103,000	4,495,000
Common Stock warrants	1,588,000	1,505,000	890,000

Additionally 234,088 aggregate shares issuable upon conversion of the Company’s Preferred Stock Series 1 are not included in the calculation of diluted loss per share for 2002 because the share increments would not be dilutive.  Aggregate shares of 3,446,390 and 234,088 issuable as of

December 31, 2004 upon conversion of the Company’s Preferred Stock Series B and Series 1, respectively, are not included in the calculation of diluted loss per share for 2004 and 2003 because the share increments would not be dilutive.

Stock Option Plans:  The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.  Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.  The Company applies the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions.  Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options.  For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Had compensation cost for these stock option plans been determined using the fair value based method of accounting under SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net loss applicable to common shares:
As reported	$(19,871)	$(7,535)	$(23,593)
Add: Stock-based employee compensation expense included in reported net loss	337	590	67
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(1,663)	(2,688)	(2,935)
Pro forma	$(21,197)	$(9,633)	$(26,461)
Net loss per common share, basic and diluted:
As reported	$(0.66)	$(0.28)	$(0.89)
Pro forma	$(0.70)	$(0.35)	$(0.99)

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002, was $1.87, $1.02 and $2.01, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.43%	2.30%	3.83%
Expected volatility	120.9%	135.7%	105.0%
Expected life in years	4.0	4.0	4.0

Concentration in the Available Sources of Supply of Materials: The Company is dependent on suppliers for the timely delivery of materials and services and may experience interruptions in supply. The Company’s STR product in development requires sufficient, reliable and affordable quantities of holmium-166, and DOTMP, the small-molecule compound used in its STR product candidate to deliver holmium-166 to the bone. There are, in general, relatively few sources of the holmium-166 component of the Company’s STR product. Historically, the Company has depended on a single source vendor, the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri. In March

2004, the Company entered into a contract, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of holmium-166 for the Company’s Phase III trial.  In November 2004, the Company exercised its option, with MURR’s consent, to extend the term of the agreement until March 1, 2006. The Company also has the option to extend the agreement, with MURR’s consent, for an additional 12-month term. The contract may be terminated by either party if the other party breaches the contract and such breach is not cured, if MURR fails to fulfill the Company’s purchase orders on a timely basis, or if any regulatory authority orders either party to stop manufacturing or using holmium-166.  Under the contract, the Company pays a fixed price per unit of holmium-166 ordered, subject to certain minimum purchase requirements, and fixed amounts for handling and maintenance.  While MURR generally has provided the Company materials with acceptable quality, quantity and cost in the past, it may become unable or unwilling to meet the Company’s future demands, or demands of potential third-party suppliers of the Company’s STR compound. If MURR or an alternate supplier is unable or unwilling to provide supplies of holmium-166 at a cost and on other terms acceptable to the Company, the manufacture and delivery of the Company’s STR product candidate could be impaired, and the Company may suffer delays in, or be prevented from, initiating or completing further clinical trials of its STR product candidate.

The Company obtains DOTMP, the targeting agent for STR, from The Dow Chemical Company, from which the Company licenses the STR technology. Alternate suppliers of DOTMP are available if needed. Because the Company licenses the STR technology from Dow, the Company historically has not felt it necessary to enter into a formal supply agreement with Dow. The Company currently believes that it has a sufficient supply of DTOMP on hand to complete its Phase III trial.  The Company plans to continue to monitor the stability of the supply over time as the trial activity progresses.  If the trial takes significantly longer than anticipated or the supply is less stable than expected, the Company may need to take actions to acquire additional supplies of DOTMP.

The Company has limited supply of NX 473 drug product that was manufactured by a prior licensee in September 2004 and earlier.  The drug product has been demonstrated to be stable for 12-18 months from the date of manufacture, which time period is not sufficient for the Company to complete its proposed clinical trials of NX 473.  The Company will need to identify a new manufacturer of additional NX 473 drug product to complete its planned Phase II clinical trial in small cell lung cancer. If the Company is unable to demonstrate increased stability or identify a new manufacturer for NX 473 on a timely and commercially reasonable basis, it may be required to delay the clinical trial and the trial expenses may increase. There are a limited number of contract manufacturers able to make drug products, such as NX 473.  The Company is in the process of identifying potential manufacturers of NX 473.  There is no assurance that the Company will be able engage a reliable manufacturer or to obtain sufficient supplies of NX 473 on a timely or cost-effective basis.

Fair Value of Financial Instruments:  The Company has financial instruments consisting of cash, cash equivalents, investment securities, notes receivable, accounts payable and notes payable.  The fair value of all of the Company’s financial instruments, based on either the short-term nature of the instrument, current market indicators or quotes from brokers, approximates their carrying amount.

Segment Reporting:  The Company has one operating business segment.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements:  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations beginning no later than July 1, 2005.  Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants.   Stock compensation expense under the prior rules would have increased reported diluted loss per share by $.04 in 2004.  Upon adoption of the revised standard, prior awards will be charged to expense under the prior rules, and awards after adoption will be charged to expense under the revised rules.  The Company has not determined the effect of the new standard on its earnings; however, expense under the new standard could be higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards, and their fair values and, therefore, the effect on diluted earnings per share could change. The Company expects to adopt the revised rules on July 1, 2005, but has not determined whether it will adopt prospectively or retrospectively to January 1, 2005.  The adoption of the Statement is expected to have a material effect on the financial statements.

NOTE 3.  Liquidity and Capital Resources

The Company will need to raise additional capital to fund its STR™ Phase III clinical trial, to initiate clinical development of its NX 473 platinum compound, and to fund its future operating cash needs.

In April 2003, the Company received $10,000,000 from the sale to Boston Scientific Corporation of certain non-core NeoRx intellectual property and the grant to Boston Scientific Corporation of certain license rights.  In December 2003, the Company raised approximately $14,600,000 through the sale in a private placement of shares of a newly created class of Series B Convertible Preferred Stock (Series B Preferred Stock), which, on an as adjusted basis (see Note 11 below), are convertible, at a price of $4.57 per share, into  3,446,389 shares of Common Stock, and warrants to purchase an aggregate of 630,000 common shares at $6.00 per share. The Company raised approximately $9,000,000 in net proceeds from the sale of Common Stock and warrants in a private placement transaction in February 2004. The Company raised approximately $3,900,000 in net proceeds from the sale of common stock and warrants in March 2005 (the March 2005 Financing).

During 2002, the Company discontinued all Pretarget technology activities, reduced staffing by 67% and terminated the lease for its facilities at 410 West Harrison Street in Seattle, effective in April 2003.  Pretarget technology is a development platform for targeted immunotherapeutics that deliver intense doses of anti-cancer agents to tumor cells while largely sparing healthy tissues.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 5.25% on December 31, 2004.  The interest rate, which is equal to the bank prime rate, is reset in April of each year.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during 2004 totaled $486,000. In December 2003, the Company sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2004, the outstanding balance of the loan was $4,207,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 5.25%, the estimated principal balance payable at maturity would be $2,754,000.

During 2002 and early 2003, the Company reduced the staff at the Denton facility to four employees and operated the facility in standby mode.   In the second half of 2003, the Company re-staffed the facility in preparation for resumption of manufacturing activities in the first quarter of 2004.  The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the

Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. The Company does not believe that operating the facility in standby mode during 2002 and early 2003 violated these provisions, nor has Texas State Bank suggested that it views such activities as a potential violation. The Company can provide no assurance, however, that Texas State Bank will not at some time in the future seek to rely on these or other provisions of the loan to declare the Company in default of the loan. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,207,000 at December 31, 2004) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility and other means. Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

In April 2004, the Company sold and transferred its Pretarget intellectual property to Aletheon Pharmaceuticals, Inc.  Under the agreement, the Company could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  The Company did not receive any upfront consideration for the sale of the Pretarget property.  The Company discontinued its clinical studies using the Pretarget technology in July 2002, and since that time, had been actively seeking, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieves the Company of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were expected to be in the range of $200,000 to $600,000.  Seattle-based Aletheon is a development stage biotherapeutics company founded by two former Company employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.  Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.

The Company’s actual capital requirements will depend upon numerous factors, including:

•              the rate of progress and costs of its STR clinical trial and research and development activities, including the Company’s ability to activate clinical sites and enroll qualified patients into its STR Phase III clinical trial;

•              the Company’s ability to obtain clinical material from third-party suppliers and manufacture STR in a timely and cost-effective manner;

•              actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

•              the scope and timing of the Company’s proposed NX 473 clinical program and other research and development efforts;

•              the acquisition or in-licensing of other products or intellectual property, if the Company chooses to undertake such activities;

•              the costs of discontinuing projects and technologies or decommissioning existing facilities, if the Company undertakes those activities;

•              the timing and amount of any milestone or other payments the Company might receive from potential strategic partners and licensees;

•              the Company’s degree of success in commercializing its STR, NX 473 or any other cancer therapy product candidates;

•              the emergence of competing technologies and products, and other adverse market developments; and

•              the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that the Company will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general and the life science capital market specifically may affect the Company’s potential financing sources and opportunities for strategic partnering.  See Note 1.

NOTE 4.  Investment Securities

Investment securities consisted of the following (in thousands):

			December 31,
			2004	2003
Federal government and agency securities			1,499	12,335
			$1,499	$12,335

Unrealized gains and losses at December 31, 2004 are as follows (in thousands):
	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Federal government and agency securities	$1,500	$1,499	$—	$(1)
	$1,500	$1,499	$—	$(1)
Net unrealized losses				$(1)

Unrealized gains and losses at December 31, 2003 are as follows (in thousands):
	Amortized Cost Basis	Fair Market Value	Unrealized Gains	Unrealized Losses
Corporate debt securities	$12,342	$12,335	$—	$(7)
	$12,342	$12,335	$—	$(7)
Net unrealized losses				$(7)

At December 31, 2004, the Company owned a federal government security that equaled approximately $1,499,000 and that matures during the first quarter of 2005.

NOTE 5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued expenses	$486	$517
Compensation	542	459
Decommissioning costs	194	200
Severance	—	44
Other	49	75
	$1,271	$1,295

NOTE 6.  Note Payable

In connection with the Company’s April 19, 2001, acquisition of a radiopharmaceutical manufacturing facility and certain other related assets in Denton, TX, the Company assumed a $6,000,000 note payable.  The terms of the note payable include interest at a variable interest rate equal to the prime rate as published in The Wall Street Journal. The interest rate on the loan was 5.25% on December 31, 2004.  The fixed monthly payment amount is re-caclucated in April of each year.  The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during 2004 totaled $486,000. In December 2003, the Company sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of December 31, 2004, the outstanding balance of the loan was $4,207,000.  The note balance is due when the note matures in April 2009.  The assets acquired secure the note payable.  The terms of the loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in its operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.2 million at December 31, 2004) due and immediately payable.

Note payable maturities as of December 31, 2004, are as follows (in thousands):

Year
2005	$302
2006	337
2007	355
2008	374
2009	2,839
Total	$4,207

NOTE 7.  Line of Credit

In 2000, the Company established a line of credit with Pharmaceutical Product Development, Inc. (PPD) of up to $5,000,000 to assist in funding the Company’s pivotal Phase III trial of its STR product candidate.  The line expired in February 2004.  No funds were drawn against the line through the date of termination.

In connection with the line of credit, the Company issued PPD a warrant to purchase 75,000 shares of Company Common Stock at an exercise price of $6.7734.  The Company recorded the fair value of the warrant as a deferred cost within other assets, which was being amortized over the expected term of the line of credit.  Based upon the Black-Scholes option-pricing model, the grant-date fair value of the warrant was $5.32 per share using assumptions of expected volatility of 112%, contractual warrant term of four years, expected dividend rate of zero and a risk-free rate of interest of 6.1%.  The warrant expired in February 2004.

NOTE 8.  Asset Impairment Loss

In September 2002, the Company recognized an asset impairment loss of $5,600,000 on certain facilities and equipment resulting from the Company’s decisions to reduce staff at its Denton, TX radiopharmaceutical manufacturing facility, eliminate contract manufacturing activities in Denton, and curtail Pretarget activities at its Seattle, WA research and development facility. The loss on the Denton manufacturing facility and related equipment was determined via outside appraisals.  The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment.  These impairment charges established new cost bases for the impaired assets.  An additional impairment charge of $616,000 relating to intangible assets for licenses and processes at the Company’s Denton manufacturing facility was recorded in the fourth quarter of 2002. The fourth quarter impairment charge was associated with the Company’s decision to operate its manufacturing facility on a standby basis pending resumption of clinical testing of STR and production of clinical materials.

The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Post Impairment Carrying Value

Equipment — Seattle, WA	$306,000	$1,025,000
Equipment — Manufacturing Facility, Denton, TX	2,393,000	1,394,000
Manufacturing Facility — Denton, TX	2,895,000	5,630,000
Intangibles — Denton, TX	622,000	—
Total	$6,216,000	$8,049,000

NOTE 9.  Restructuring

In July 2002, October 2002, and January 2003 the Company restructured its operations and reduced its work force by 31, 13 and 21 employees, respectively.  The Company incurred severance charges of approximately $529,000, $122,000 and $214,000 as a result of the restructurings in July 2002, October 2002, and January 2003, respectively.  The charges from the January 2003 reduction are considered part of the 2002 restructuring as the Company had a substantive severance plan in place and had made the decision as of December 31, 2002, such that it was probable the employees would be terminated.   At December 31, 2002, $307,000 remained accrued related to these terminations.  The Company incurred additional, non-employee charges totaling $290,000 related to the closure of a research facility in Seattle, and primarily consisting of lease shut-down and clean-up costs.  This entire amount was paid as of December 31, 2003.

NOTE 10.  Leases and Commitments

Leases.  The lease agreements for the Company’s principal locations expire in 2006 and 2009.  Total rent expense under operating leases was approximately $673,000, $722,000, and $1,309,000 for 2004, 2003 and 2002, respectively.

Minimum lease payments under operating leases as of December 31, 2004, are as follows (in thousands):

Year
2005	$652
2006	620
2007	569
2008	548
Thereafter	320
Total minimum lease payments	$2,709

Commitments.  In March 2004, the Company entered into a contract with the University of Missouri Research Reactor facility group (MURR) located in Columbia, Missouri, under which MURR is responsible for the manufacture, including process qualification, quality control, packaging and shipping, of holmium-166 for the Company’s STR Phase III trial.  In November 2004, the Company exercised its option, with MURR’s consent, to extend the term of the agreement until March 1, 2006. The Company also has the option to extend the agreement, with MURR’s consent, for an additional 12-month term.  Under the contract, the Company pays a fixed price per unit of holmium-166 ordered, subject to certain minimum purchase requirements, and fixed amounts for handling and maintenance.  During 2004 the Company purchased the minimum quantities under the contract, which totaled approximately $510,000.  Minimum purchases during 2005 under the contract are estimated to be approximately $630,000.  The contract may be terminated by either party if the other party breaches the contract and such breach is not cured, if MURR fails to fulfill the Company’s purchase orders on a timely basis, or if any regulatory authority orders either party to stop manufacturing or using holmium-166.

NOTE 11.  Shareholders’ Equity

Common Stock Transactions:  In March 2005, the Company raised approximately $3,900,000 in net proceeds through the sale in a private placement (the March 2005 Financing) of 3,320,000 shares of Common Stock.  In connection with the March 2005 Financing, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of Common Stock at an exercise price of $2.00 per share.  In addition, the placement agent in the March 2005 Financing was granted a warrant, on the same terms as those received by the purchasers in that transaction, for 199,200 shares of Common Stock.  The Company has agreed to register the shares of Common Stock issued in the March 2005 Financing, and the shares of Common Stock issuable upon exercise of the related warrants, with the SEC.  If a registration statement is not declared effective within ninety days of the public announcement of the March 2005 Financing, the Company may be required to pay to partial liquidated damages of up to $62,250 per month until effectiveness of the registration statement.

In February 2004, the Company raised approximately $9,000,000 in net proceeds through the sale in a private placement (the 2004 Financing) of 1,845,000 shares of Common Stock.   In connection with the 2004 Financing, the Company issued five-year warrants to purchase an aggregate of 922,500 shares of Common Stock at $7.00 per share.  The 1,845,000 shares of Common Stock issued in the 2004 Financing, and the shares of Common Stock issuable upon exercise of the warrants related thereto, have been registered with the SEC.

In April 2004, the Company issued 244,000 shares of Common Stock valued at $1,000,000 as a partial payment to purchase an exclusive license to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  The 244,000 shares of common stock issued in this licensing arrangement have been registered with the SEC.

During 2004, the Company generated approximately $800,000 in net proceeds from the issuance of 817,000 common shares related to the exercises of employee stock options.

During 2003, the Company received approximately $1,872,000 in net proceeds from the issuance of 1,188,000 common shares related to the exercises of employee stock options.  Also during 2003, the Company issued 70,000 common shares to officers as payment for a portion of bonus expense accrued as of December 31, 2002, and issued 10,000 common shares to an outside consultant, for which $4,000 consulting expense was recorded.  Finally in 2003 the Company accepted the surrender of 30,000 common shares, with a value of $94,000, from a former executive as payment for the exercise of an option grant to purchase 200,000 common shares.  These 200,000 common shares are included in the total 1,188,000 common shares issued for employee stock option exercises in 2003.

During 2002, the Company received approximately $21,000 in net proceeds from the issuance of 12,000 common shares related to the exercises of employee stock options and the issuance of 32,000 common shares related to the exercises of stock warrants.  Also during 2002, the Company issued 150,000 common shares to an officer of the Company and recorded $67,000 in compensation expense.

Preferred Stock Transactions.  During 2003 the Company raised approximately $14,611,000 through the sale of 1,575 shares of a newly created class of Series B Convertible Preferred Stock with attached warrants to buy 630,000 shares of Common Stock.  Holders of Series B Preferred Stock are entitled to receive a cash dividend only if and when declared by the Board of Directors of the Company (the Board).  As of December 31, 2004, no dividend had been declared.  There is no mandatory dividend on the Series B Preferred Stock.  At December 31, 2004, each share of Series B Preferred Stock was convertible, at any time at the holder’s option, into 2,000 shares of Common Stock, at a conversion price of $5.00 per share, subject to adjustment.  The Series B Preferred Stock contains anti-dilution provisions that require the conversion price to be adjusted in the event of stock dividends and combinations, certain distributions, and certain issuances of additional shares of Common Stock at a purchase price below the then current conversion price.  Giving effect to the antidilution adjustment occurring as a result of this financing, the outstanding shares of Series B Preferred Stock have a conversion price of $4.57 per share and are convertible into 3,446,389 shares of common stock.  Upon the occurrence of a liquidation event (generally defined as a Company-approved change in control transaction, such as a merger, share exchange, consolidation, reorganization, sale of substantially all assets, dissolution or liquidation), the holders of Series B Preferred Stock are entitled to receive a minimum payment, in cash, securities or other assets, of $10,000 per share.  Holders of Series B Preferred Stock are entitled to vote, together as one class with the Common Stock holders (except as required by law or the Certificate of Designation for the Series B Preferred Stock), on all matters on which the Common Stock holders have the right to vote.  Each holder of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the holder’s shares of Series B Preferred Stock could be converted on the record date for the taking of such vote.

Certain provisions of the Investor Rights Agreement for the Series B Preferred Stock require the Company to pay cash liquidated damages if the registration statement filed with the SEC to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants is not first declared effective by the SEC on or before March 2, 2004 (ninety days after sale of the Series B Preferred Stock).  The Company filed a registration statement with respect to the Common Stock underlying the Series B Preferred Stock and warrants on December 19, 2003.  The Company subsequently was advised that the SEC would, as part of its corporate compliance monitoring process, conduct a full review of the registration statement and the Company’s periodic reports.  As a consequence of the SEC review process, the registration statement did not become effective until March 17, 2004.  The Company therefore may be required to pay holders of Series B Preferred Stock cash liquidated damages equal to 1.5% of the purchase price of the Series B Preferred Stock for each 30-day period (pro rated for periods of less than 30 days) for which the registration statement was not effective.  The amount of liquidated damages that accrued for the fifteen-day period after March 2, 2004, is approximately $118,000.

Holders of Series 1 Preferred Stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board, payable semi-annually on June 1 and December 1.  Dividends are cumulative.  Each share of Series 1 Preferred Stock is convertible into 1.14 shares of Common Stock, subject to adjustment in certain events.  The Series 1 Preferred Stock is redeemable at the option of the Company at $25.00 per share.  Holders of Series 1 Preferred Stock have no voting rights, except in limited circumstances.  Dividends of $500,000 were paid in each of the years 2004, 2003, and 2002, respectively.

Shareholders’ Rights Plan: The Company has adopted a Shareholders’ Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics.  The Board declared a dividend to holders of the Company’s Common Stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right, also known as the Right, for each outstanding share of the Common Stock.  The Right is exercisable 10 days following the offer to purchase or the acquisition of a beneficial ownership of 20% of the outstanding Common Stock by a person or group of affiliated persons.  (The date of such offer or acquisition is called the Distribution Date.)  The Company amended the Rights Plan in December 2003, to provide that each holder of the Company’s Series B Preferred Stock would receive, on the Distribution Date, the number of Rights equal to the number of Rights such holder would have held if, immediately prior to the Distribution Date, all of the shares of Series B Preferred Stock had been converted into shares of Common Stock at the then current conversion price.  Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock, also known as Series A Preferred Stock, at a price of $40, subject to adjustment.  The Rights expire in 2006.  The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions.  Each share of Series A Preferred Stock has 100 votes, and will vote with the Common Stock.  Prior to the acquisition by a person or group of 20% of the outstanding Common Stock, the Board may redeem each Right at a price of $.001.  In lieu of exercising the Right by purchasing one one-hundredth of one share of Series A Preferred Stock, the holder of the Right, other than the acquiring person or group, may purchase for $40, that number of shares of the Company’s Common Stock having a market value of twice that price.

The Board may, without further action by the shareholders of the Company, issue Preferred Stock in one or more series and fix the rights and preferences thereof, including dividend rights, dividend rates, conversion rates, voting rights, terms of redemption, redemption price or prices, liquidation preferences and the number of shares constituting any series or the designations of such series.

Stock Options:  At December 31, 2004, the Company had two stock option plans under which options were available for grant: the 2004 Incentive Compensation Plan (the 2004 Plan) and the 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan).  The Company’s 1994 Stock Option Plan (the 1994 Plan) terminated on February 17, 2004 and no further options can be granted under that plan.

The 2004 Plan authorizes the Board or a Committee appointed by the Board to grant options to purchase a maximum of 3,000,000 shares of Common Stock.  The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service.  Option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date.  Option grants for employees with less than one year of service and employees receiving promotions become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years.  As of December 31, 2004, there were 1,854,259 shares of Common Stock available for grant under the 2004 Plan.  No shares are available for grant under the 1994 Plan since its expiration in February 2004, although options granted under the 1994 Plan prior to its expiration continue in effect in accordance with their terms.

In May 2000, the Company amended the 1994 Plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas the employee previously had three months to exercise such option.  Compensation expense equal to the intrinsic value of an employee’s option at the modification date will be recorded for employees that receive an extension of their options upon retirement.  The intrinsic value at the modification date for the options subject to the modifications that were outstanding at December 31, 2004, totaled approximately $1,778,000.

In connection with a severance and consulting agreement with a former officer, the Company accelerated the vesting of stock options to acquire 100,000 shares of Common Stock in 2001.  The Company recorded compensation expense of approximately $13,000 and $94,000  in 2003 and 2002, respectively, in connection with the severance and consulting arrangement.

In July 2001, the Company granted stock options pursuant to an agreement outside the Company’s 1994 Plan and the Directors Plan to an officer of the Company to purchase 150,000 shares of Common Stock at an exercise price of $3.35 per share.  In June 2003, the options were modified to expire twelve months after termination of service to the Company.  The Company recorded compensation expense of $6,000 related to the modification of these options.

In connection with an agreement with a consultant in 2004 for strategic planning consulting services, the Company granted stock options to purchase 50,000 shares of Common Stock at an exercise price of $2.24.  The options  vested on February 27, 2005.  Compensation expense is recorded for the fair value of the grant over the period the services are provided by the consultant.  Based upon the Black-Scholes option-pricing model, the fair value of the options ranged from $1.31 to $1.67 per share using assumptions of expected volatility of 119%, contractual terms of ten years, expected dividend rate of zero and risk-free rates of interest of 3.1% to 3.6%.  The Company recorded compensation expense of approximately $37,000 in 2004.

In April 2004, the Company extended to December 31, 2004 the time to exercise stock options, held by a former officer, to acquire approximately 160,000 shares of Common Stock.  The Company recorded compensation expense of $322,000.  Also in April 2004, in connection with a consulting agreement with a former employee, the Company extended the vesting of the stock options to acquire approximately 64,000 shares of Common Stock.  The Company recorded compensation expense of $15,000.

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

In connection with various agreements with consultants in 2002 for consulting services, the Company granted stock options to purchase 115,000 shares of Common Stock at exercise prices ranging from $2.45 to $3.50 per share.  The options vest at various intervals up to three years after the grant date.  Compensation expense is recorded for the fair values of the grants over the period the services are provided by the consultants.  Based upon the Black-Scholes option-pricing model, fair values of the options ranged from $0.01 to $5.32 per share using assumptions of expected volatilities ranging from 85% to 141%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.2% to 4.1%.  The Company recorded a credit to compensation expense of approximately $12,000 in 2004 and compensation expense of approximately $167,000 and $18,000 in 2003 and 2002, respectively, related to these grants.  The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

In connection with various agreements with consultants in 2001 for consulting services, the Company granted stock options to purchase 170,000 shares of Common Stock at exercise prices ranging from $2.34 to $5.53 per share.  The options vested at various intervals up to two years after the grant date.  All options vested during 2003.  Compensation expense was recorded for the fair values of the grants over the period the services were provided by the consultants.  Based upon the Black-Scholes option-pricing model, fair values of the options ranged from $2.57 to $4.86 per share using assumptions of expected volatilities ranging from 98% to 146%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.7% to 4.7%.  The Company recorded a credit to compensation expense of approximately $66,000 in 2002 and compensation expense of approximately $81,000 in 2003 related to these grants.

The Directors Plan authorizes the grant of stock options to non-employee directors to purchase a maximum of 250,000 shares of Common Stock.  Under the terms of the amended plan, each eligible director receives annually, concurrent with the annual election of directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.  The options become exercisable in two equal annual installments beginning with the first annual meeting of shareholders after the date of grant.  In addition, each newly appointed non-employee director receives a one-time initial option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.  Options expire on the earlier of ten years from the date of grant or five years after the director’s termination of service as a director.  As of December 31, 2004, there were 82,500 shares of Common Stock available for grant under the Directors Plan.

Information relating to stock option activity is as follows (in thousands, except per share data):

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,103	$3.68	4,495	$4.56	4,614	$5.10
Granted	1,396	2.38	2,017	1.21	1,128	2.88
Exercised	(818)	0.98	(1,188)	1.65	(12)	1.81
Cancelled	(1,153)	5.09	(1,221)	4.77	(1,235)	4.98
Outstanding at end of year	3,528	$3.34	4,103	$3.70	4,495	$4.56
Exercisable at end of year	1,843	$4.12	2,953	$4.02	2,993	$4.98

Information relating to stock options outstanding and exercisable at December 31, 2004, is as follows (in thousands, except per share data):
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.47 - $2.02	926	7.79	$1.07	645	$0.76
$2.24 - $2.45	111	7.77	2.31	31	2.38
$2.50 - $2.50	996	9.38	2.50	42	2.50
$2.57 - $18.25	1,496	6.56	5.39	1,125	6.15
	3,528	7.72	$3.34	1,843	$4.12

Restricted Stock.  The Company has a Restricted Stock Plan (the Restricted Stock Plan) under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company.  Under the Restricted Stock Plan, which was adopted in 1991, 400,000 shares are authorized for grant, of which 60,250 shares remained available for grant at December 31, 2004.  There were 70,000 shares granted without restrictions during 2003, of which 10,000 shares were for consulting services.  The remaining 60,000 shares, valued at $33,000, were used to settle bonuses that were accrued at December 31, 2002.  There were 150,000 shares granted without restrictions during 2002 for services.  There were 50,000 shares granted without restrictions and 10,000 shares granted subject to certain performance requirements during 2001 for services provided or to be provided to the Company.  The performance requirements related to the 10,000 shares granted were not met, and the grant was revoked.  The Company recorded expense related to these grants of approximately $4,000 in consulting expense in 2003 and $67,000 in compensation expense in 2002.

Warrants.  In connection with the 2004 Financing, the purchasers received five-year warrants to purchase an aggregate of 922,500 shares of Common Stock, at an exercise price of $7.00 per share. The warrants became exercisable beginning on February 23, 2004 and, thereafter, are exercisable at any time during their term.  The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the Board) shares of Common Stock at a price lower than the then-current exercise price of the warrants. Giving effect to the antidilution adjustment occurring as a result of the March 2005 Financing, the warrants were exercisable for an aggregate of 1,033,200 shares of Common Stock at an exercise price of $6.25.   The warrants are redeemable at the election of the Company at any time after March 24, 2006, if the volume-weighted average price of the underlying Common Stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $10.50 per share, subject to adjustment. The shares of Common Stock issuable upon exercise of the 2004 Financing warrants have been registered with the SEC.  In payment of placement agent fees for the 2004 Financing, the Company issued three-year warrants to purchase 35,000 shares of Common Stock at an exercise price of $5.54 per share.   The Company recorded a charge to general and administrative expense of $118,000 for the fair value of the warrants on February 23, 2004.  Based upon the Black-Scholes option-pricing model, the fair value of the warrants was $3.38 per share using assumptions of expected volatility of 124%, contractual terms of three years, expected dividend rate of zero and a risk-free rate of interest of 2.2%.

In connection with the sale of its Series B Preferred Stock, the purchasers of the Series B Preferred Stock received five-year warrants to purchase an aggregate of 630,000 shares of Common Stock, at an exercise price of $6.00 per share.  The warrants become exercisable on June 3, 2004.  The warrants are redeemable at the election of the

Company at any time after December 3, 2005, if the volume-weighted average price of the underlying Common Stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $8.50 per share, subject to adjustment.  The Company recorded a charge of $1,976,000 as a net beneficial conversion feature of the Series B Preferred Stock.  The warrants were valued at $4.14 per share using the Black Scholes option-pricing model with assumptions of expected volatility of 134%, contractual term of five years, expected dividend rate of zero and a risk-free rate of interest of 3.5%.  The shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants have been registered with the SEC.

In connection with the agreement to purchase the manufacturing facility in Denton, TX, the Company on April 19, 2001, issued to International Isotopes Inc. a three-year warrant to purchase up to 800,000 shares of Common Stock at a purchase price of $10.00 per share.  The warrant is exercisable at any time during the term of the warrant.  If at any time during the term of the warrant the closing price of the Company’s Common Stock equals or exceeds $20.00 per share, the Company at any time thereafter will have the right to acquire all or any portion of the shares issuable under the warrant at a nominal amount.  The Company must give at least 15 days’ written notice of its election to purchase the shares issuable under the warrant and the purchase date on or after which it may consummate such purchase.  The holder of the warrant may exercise the warrant through the payment of the exercise price prior to the purchase date set forth in the notice.  The warrant was valued at $1.61 per share using an option pricing model with assumptions of expected volatility of 125%, contractual term of three years, expected dividend rate of zero and a risk-free rate of interest of 4.6%.    The warrant expired April 19, 2004.

The Company also issued warrants in connection with its PPD line of credit.  See Note 7.

NOTE 12.  Asset Retirement Obligation

The Company recorded a $190,000 cumulative effect of change in accounting principle during the first quarter of 2003 as a result of the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations.  Under SFAS 143, the Company recorded an asset and liability in the amount of $364,000 related to the estimated fair value of future decommissioning costs associated with the Denton radiopharmaceutical manufacturing facility.  This estimate was depreciated using a seven year estimated useful life for the asset and the asset retirement obligation was accreted using the thirty year period that represents the expected time that will elapse prior to the settlement of the obligation.  The asset and liability were depreciated and accreted, respectively, until December 2003, when the Company sold the real estate and equipment associated with the Denton radiopharmaceutical manufacturing facility for which the fair value of future decommissioning costs was estimated.  The sale of these assets eliminated the future asset retirement obligation as recorded under SFAS 143 as of December 31, 2003.  Accretion of the asset retirement obligation totaled $62,000 and depreciation expense for the asset retirement asset totaled $48,000 for the year ended December 31, 2003.

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

NOTE 13.  Revenues

Revenue in 2004 was $1,015,000 and consisted primarily of $1,000,000 from milestone payments received from Boston Scientific Corporation in connection with certain intellectual property licensed to Boston Scientific Corporation in 2003.

Revenue in 2003 was $10,531,000 and consisted of $10,000,000 from the assignment and license to Boston Scientific Corporation of certain intellectual property and revenue from a facilities lease agreement.  The sale to Boston Scientific Corporation included no substantive continuing involvement by the Company and has therefore been fully recognized as revenue in 2003.

Revenue in 2002 was $11,054,000 and consisted of $7,900,000 from the sale to IDEC Pharmaceuticals Corp. of certain intellectual property and the grant to IDEC of certain license rights, milestone payments totaling $2,000,000 from Angiotech Pharmaceuticals, Inc., and revenue from government grants and a facilities lease agreement.  The sale to IDEC included no substantive continuing involvement by the Company and has therefore been fully recognized as revenue in 2002.

NOTE 14.  Federal Income Taxes

Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$42,231	$28,664
Research and experimentation credit carryforwards	8,431	7,771
Capitalized research and development	11,957	13,182
Property and equipment	744	745
Other	1,398	1,276
Deferred tax assets	64,761	51,638
Deferred tax asset valuation allowance	(64,761)	(51,638)
Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of the deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $13,123,000, $2,552,000 and $2,219,000 in 2004, 2003 and 2002, respectively.

The Company has net operating loss carryforwards of approximately $124,000,000 which expire from 2005 through 2024.  Research and experimentation credits expire from 2006 to 2024.  As a result of changes in ownership, the utilization of the Company’s net operating loss carryforwards may be limited.

Approximately $21,000,000 of the Company’s net operating loss carryforwards at December 31, 2004, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders’ equity.

NOTE 15.  Related Party Transactions

 Dr. Fred Craves and Dr. Carl Goldfischer, both members of the Company’s Board of Directors, are managing directors of Bay City Capital, LLC, also known as BCC, a merchant bank focused on the life sciences industry.   The Company and BCC entered into an agreement whereby BCC acted as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $25,000 and $80,000 in cash for each calendar quarter of 2003 and 2002, respectively, except for the quarter ended March 31, 2003, for which the retainer fee was $26,667.  Retainer fee payments under this agreement totaled $21,667 and $400,000 for 2003 and 2002, respectively.  The 2003 payments included the quarterly payments referenced above less $80,000 paid in 2002 relating to 2003 services  The agreement also included a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from its agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.  The agreement expired on December 31, 2003, and the Company elected not to renew it.

NOTE 16.  401(K) Plan

The Company sponsors a 401(K) plan that covers substantially all employees.  At its own discretion, the Company may make contributions to the plan on a percentage of participants’ contributions.  The Company made contributions of approximately $11,000, $11,000, and $26,000 for the years ended December 31, 2004, 2003, and 2002, respectively.  The Company has no other post employment or post retirement benefit plans.

NOTE 17.  Acquisition of NX 473

In April 2004, the Company acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize NX 473, a platinum-based anti-cancer agent.  Under the terms of the agreement, the Company paid AnorMED a one-time upfront milestone payment of $1.0 million in its Common Stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and Company Common Stock.  These milestones include successful completion of an NX 473 Phase II study or initiation of an NX 473 Phase III study, submission to the FDA of an NDA for NX 473, regulatory approval from the FDA of NX 473 and the attainment of certain levels of annual net sales of NX 473.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.

Licensed Products consists of the NX 473 amortizable intangible with a gross amount of $2,000,000 and accumulated amortization of $125,000 at December 31, 2004.  Licensed Products is amortized on a straight-line basis over 12 years.  The estimated annual amortization expense for Licensed Products is approximately $167,000 for each of the years 2005 through 2009.

NOTE 18.  Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$500	$508	$5	$2
Operating expenses	5,459	5,113	4,610	5,320
Net loss	(4,930)	(4,582)	(4,581)	(5,278)
Net loss applicable to common shares	(5,055)	(4,707)	(4,706)	(5,403)
Net loss per common share:
Basic	(0.17)	(0.16)	(0.15)	(0.18)
Diluted	(0.17)	(0.16)	(0.15)	(0.18)
2003
Revenues	$116	$10,190	$225	$—
Operating expenses	4,043	4,896	3,179	3,100
Net income (loss)	(4,117)	5,328	(3,123)	(3,147)
Net income (loss) applicable to common shares	(4,242)	5,203	(3,248)	(5,248)
Net income (loss) per common share:
Basic	(0.16)	0.19	(0.12)	(0.19)
Diluted	(0.16)	0.18	(0.12)	(0.19)

Note: Net loss per common share — basic and diluted may not add to net loss per common share for the year due to rounding.

Note 19.  Subsequent Event

The Company raised approximately $3,900,000 in net proceeds from the sale of 3,320,000 shares of Common Stock in a private placement transaction in March 2005.  In connection with this private placement, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share.  The warrants are exercisable beginning on September 3, 2005 and, thereafter, are exercisable at any time during their term.  The Company intends to use the net proceeds from the financing added to its existing funds to support its Phase III trial in STR, to initiate a Phase II trial in NX 473 in small cell lung cancer and for general working capital.  The Company has agreed to file a registration statement to cover the resale of the shares of Common Stock purchased in the private placement and issuable upon exercise of the warrants.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and, based on their evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2004, in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, have been made known to them in a timely fashion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)  Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for the assessment of the effectiveness of internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United Stated of America.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included on page 43 of this Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

Following the initial evaluation of the effectiveness of the system of internal control over financial reporting, management instituted a number of changes in internal control procedures during the fourth quarter of 2004, then documented the changes in all related systems and procedures. These changes include a) increased training and review levels for purchase orders and accounts payable transactions to ensure proper approval, b) increased training relating to the documentation of vendor maintenance to ensure the existence of evidence of approval, c) institution of a second review of all check signatures to ensure properly executed check disbursements, d) modification of the approval process for 401(k) enrollment forms to ensure proper approval and e) additional training to ensure the existence of evidence of Controller's review of interim financial statements and supporting schedules.   Management believes these changes enhanced the consistency and level of internal control over financial reporting within the Company and that these changes have materially affected, and are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors. The information required by this item is incorporated herein by reference to the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on June 15, 2005, filed with the Securities and Exchange Commission, or the Commission, pursuant to Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, as amended.

(b) Executive Officers.  Information with respect to the Company’s executive officers is set forth below.

Name	Age	Position with the Company
Gerald McMahon, PhD	50	Chairman and Chief Executive Officer
Karen Auditore-Hargreaves, PhD	52	President and Chief Operating Officer
Susan D. Berland	50	Chief Financial Officer
Linda T. Findlay	56	Vice President, Human Resources
Anna L. Wight, JD	50	Vice President, Legal and Secretary

Business Experience

Gerald McMahon, PhD, was appointed Chief Executive Officer in May 2004 and Chairman of the Board of Directors in June 2004. Previously, he was President of SUGEN, Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs. At SUGEN, Dr. McMahon played a key role in the discovery and development of several innovative cancer products, including SU-11248, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers, now in Phase III trials with Pfizer Inc. SUGEN was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Prior to his role at SUGEN, which he joined in 1993, Dr. McMahon held several R&D management positions at Sandoz Pharmaceuticals (now Novartis), where his responsibilities included the establishment of external collaborations and the development of corporate alliances within the US and Europe. Dr. McMahon has contributed to more than 100 scientific publications and was a Staff Scientist and Principal Investigator at the Massachusetts Institute of Technology and Tufts University School of Medicine early in his career. He holds a BS in Biology and a PhD in Biochemistry from Rensselaer Polytechnic Institute.

Susan D. Berland joined the Company in October 2004 as Chief Financial Officer. Previously, Ms. Berland was Chief Financial Officer at DNA Sciences, Inc. from 2000 to 2003, where she was responsible for the completion of several strategic financings. Ms. Berland joined DNA Sciences after four years at Monsanto Company, leading up to the merger of Monsanto with Pharmacia Corp. and Upjohn Company. While at Monsanto, she was a key member of the management team with oversight of financial planning and numerous merger and acquisition transactions. Most recently, Ms. Berland has served as an independent consultant for biotechnology companies. Ms. Berland has an MBA and a BA in Business Administration from the University of Wisconsin - Milwaukee.

Karen Auditore-Hargreaves, PhD, was promoted to Chief Operating Officer in May 2003 and was appointed President in December 2003.  Prior thereto, she served as Senior Vice President in charge of Research and Development (from September 2001) and as Vice President, Research and Development (from May 1999).  Prior to joining the Company, she was Vice President of Research, at CellPro, Inc., and was responsible for the development of products for the selection, activation and expansion of human hematopoietic cells.  Prior to joining CellPro, Dr. Hargreaves held research management positions with Oculon Corporation, PATH and Genetic Systems Corporation.  Among others, Dr. Hargreaves holds a PhD in Genetics from the University of California, Davis, and received her postdoctoral training at the Massachusetts Institute of Technology Center for Cancer Research.

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

(c) Compliance with Section 16(a) of the Exchange Act.  The information required by this item is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held June 15, 2005, filed with the Commission pursuant to Section 14(a) of the  Exchange Act.

(d) Code of Ethics.  The information required by this item is incorporated herein by reference to the section captioned “Codes of Ethics and Code of Conduct” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held June 15, 2005, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held June 15, 2005, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held June 15, 2005, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions with Management” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held June 15, 2005, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement for the 2005

Annual Meeting of Shareholders to be held June 15, 2005, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements — See Index to Financial Statements.

(2) Financial Statement Schedules — Not applicable.

(3) Exhibits — See Exhibit Index filed herewith.

(b) Exhibits — See Exhibit Index filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEORX CORPORATION
(Registrant)

/s/ SUSAN D. BERLAND
Susan D. Berland
Chief Financial Officer

Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:

/s/ GERALD MCMAHON	Chairman and Chief Executive Officer	March 28, 2005
Gerald McMahon

/s/ FRED B. CRAVES	Director	March 28, 2005
Fred B. Craves

/s/ E. ROLLAND DICKSON	Director	March 28, 2005
E. Rolland Dickson

/s/ CARL S. GOLDFISCHER	Director	March 28, 2005
Carl S. Goldfischer

/s/ ALAN A. STEIGROD	Director	March 28, 2005
Alan A. Steigrod

/s/ ROBERT M. LITTAUER	Director	March 28, 2005
Robert M. Littauer

/s/ DAVID R. STEVENS	Director	March 28, 2005
David R. Stevens

/s/ ALAN B. GLASSBERG	Director	March 28, 2005
Alan B. Glassberg

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc.	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Indemnification Agreement (‡)	(H)
10.7	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(K)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(L)
10.12	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.13	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.14	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.15	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.16	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.17	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.18	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.19	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.20	2004 Incentive Compensation Plan (‡)	(P)
10.21

Supply Agreement dated as of March 1, 2004, between the Company and the University of Missouri Research Reactor facility group. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(Q)
10.22	Letter Agreement dated November 4, 2004, extending Supply Agreement with MURR	(G)
10.23

Agreement of Sale and Purchase dated as of April 2, 2004, between the Company and Aletheon Pharmaceuticals, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(Q)
10.24	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.25	Change of Control Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.26	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)

10.27	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.28	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.29	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
23	Consent of KPMG LLP	(T)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(T)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(T)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(T)
32.2	Section 1350 Certification of Chief Financial Officer	(T)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed March 18, 2005, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/-A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 3, 2005, and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002,and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004,and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-115729), filed May 21, 2004, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(S)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2004, and incorporated herein by reference.

(T)	Filed herewith.