Form 10-Q
period 2005-03-31
NEORX CORP
filed 2005-05-10
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 6, 2005, 34,228,953 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$16,147	$16,254
Investment securities	—	1,499
Prepaid expenses and other current assets	646	639
Total current assets	16,793	18,392

Facilities and equipment, net	6,986	7,102
Other assets	67	67
Licensed products, net of accumulated amortization of $167 and $125	1,833	1,875

Total assets	$25,679	$27,436

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$539	$1,130
Accrued liabilities	1,560	1,271
Current portion of note payable	269	302
Total current liabilities	2,368	2,703

Long-term liabilities:
Note payable, net of current portion	3,882	3,905

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at March 31, 2005 and December 31, 2004 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at March 31, 2005 and December 31, 2004 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 60,000,000 shares authorized, 34,228,953 and 30,908,753 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	685	618
Additional paid-in capital	258,244	254,510
Accumulated deficit, including other comprehensive loss of $0 and $1 at March 31, 2005 and December 31, 2004, respectively	(239,504)	(234,304)
Total shareholders’ equity	19,429	20,828

Total liabilities and shareholders’ equity	$25,679	$27,436

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004

Revenues	$—	$500
Operating expenses:
Research and development	3,345	3,782
General and administrative	1,761	1,677
Total operating expenses	5,106	5,459
Loss from operations	(5,106)	(4,959)
Other income (expense):
Interest income	93	76
Interest expense	(63)	(47)
Total other income	30	29

Net loss	(5,076)	(4,930)
Preferred stock dividends	(125)	(125)
Net loss applicable to common shares	$(5,201)	$(5,055)

Loss per share applicable to common shares:
Basic and diluted	$(0.16)	$(0.17)

Shares used in calculation of loss per share:
Basic and diluted	31,794	28,919

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(5,076)	$(4,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	170
Stock options and warrants issued for services	(12)	4
Change in operating assets and liabilities:
Prepaid expenses and other assets	(7)	125
Accounts payable	(591)	263
Accrued liabilities	164	(318)
Net cash used in operating activities	(5,322)	(4,686)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,500	3,976
Purchases of investment securities	—	(18)
Facilities and equipment purchases	(42)	(68)
Net cash provided by investing activities	1,458	3,890

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	—	215
Repayment of note payable principal	(56)	(92)
Net proceeds from issuance of common stock and warrants	3,813	9,042
Net cash provided by financing activities	3,757	9,165

Net (decrease) increase in cash and cash equivalents	(107)	8,369

Cash and cash equivalents:
Beginning of period	16,254	15,166
End of period	$16,147	$23,535

Supplemental disclosure of cash flow information:
Accrual of preferred dividend	$125	$125
Cash paid for interest	$59	$47

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

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of March 31, 2005, the Company had net working capital of $14.4 million and had an accumulated deficit of $239.5 million with total shareholders’ equity of $19.4 million.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

While management believes that current cash and cash equivalent balances, and any net cash provided by operations, will provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore contemplating a number of alternatives to enable the Company to continue operating, including:

•      raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•      entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•      obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of the Company’s current and planned product development programs.

On May 6, 2005, the Company announced the immediate implementation of a strategic restructuring plan to reduce costs by discontinuing the Company’s STR development program. (See Note 7 below).

The Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subject to the foregoing, the accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC and available on the SEC’s website, www.sec.gov.

The accompanying condensed consolidated financial statements have been prepared without audit.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of operations and cash flows for the periods ended March 31, 2005 and 2004.

The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the expected operating results for the full year.

Stock Based Compensation:  The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.  The Company applies the disclosure-only requirements of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and related interpretations, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions.  Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options.  For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter ended March 31,
	2005	2004
Net loss applicable to common shares:

As reported	$(5,201)	$(5,055)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(382)	(345)
Pro forma	$(5,583)	$(5,400)

Loss per common share, basic and diluted:

As reported	$(0.16)	$(0.17)
Pro forma	$(0.18)	$(0.19)

The per share weighted-average fair value of stock options granted during the quarters ended March 31, 2005 and 2004 was $1.20 and $3.94, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter ended March 31,
	2005	2004
Expected dividend rate	0.0%	0.0%
Risk-free interest rate	3.96%	2.40%
Expected volatility	122.0%	123.4%
Expected life in years	3.85	4.00

Note 2.  Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period.  Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method.  The calculation of diluted loss per share exclude the effect of the following stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

	Quarter ended March 31,
	2005	2004

Common stock options	4,158,556	3,767,322
Common stock warrants	3,225,400	2,387,500

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2005 and 2004, respectively, and the 3,446,389 and 3,150,000 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2005 and 2004, respectively, because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended March 31, 2005 and 2004 was $5,075,000 and $4,924,000, respectively.  The comprehensive loss for the quarters ended March 31, 2005 and 2004 consisted of net loss of $5,076,000 and $4,930,000, respectively, and a net unrealized gain on investment securities of $1,000 and $6,000, respectively.

Note 4.  Common Stock Private Placement

The Company raised approximately $3,800,000 in net proceeds from the sale of 3,320,000 shares of Common Stock in a private placement transaction in March 2005 (the March 2005 Financing).  In connection with this private placement, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share.  The warrants are exercisable beginning on September 3, 2005 and, thereafter, are exercisable at any time during their term.  The Company intends to use the net proceeds from the financing added to its existing funds to initiate a Phase II trial in picoplatin (NX 473) in small cell lung cancer and for general working capital, including restructuring costs associated with the Company’s termination of its STR development program (see Note 7 below).  The 3,320,000 shares of common stock issued in the March 2005 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC.

Note 5.  Liquidity

The Company will need to raise additional capital or enter into strategic partnerships for the clinical development of its picoplatin platinum compound, and to fund its future operating cash needs.

The Company raised approximately $9,000,000 in net proceeds from the sale of Common Stock and warrants in a private placement transaction in February 2004. The Company raised approximately $3,800,000 in net proceeds from the sale of common stock and warrants in March 2005.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 5.75% on March 31, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 6.00% on May 6, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended March 31, 2005 and 2004 totaled $115,000 and $139,000, respectively. In December 2003, the Company sold a non-essential portion of the Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of March 31, 2005, the outstanding balance of the loan was $4,151,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 5.75%, the estimated principal balance payable at maturity would be $2,968,000.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.2 million at March 31, 2005) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility or other means.  Texas State Bank has confirmed that it will not declare the loan in default based solely on the Company’s suspension, either temporarily or permanently, of manufacturing activities at the Denton facility.  Additionally, the Company does not believe that its strategic restructuring announced on May 6, 2005 constitutes a material adverse change in the Company’s operations or would affect the Company’s ability to continue to make payments under the loan, which would cause Texas State Bank to accelerate the loan, nor has Texas State Bank indicated that it views the restructuring as such.  The Company can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions to declare the Company in default of the loan.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

The Company’s actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of the Company’s proposed picoplatin clinical program and other research and development efforts, including the Company’s ability to initiate its Phase II trial of picoplatin in small cell lung cancer by mid-2005 and the progress and costs of such trial;

•      the Company’s ability to obtain clinical supplies of picoplatin drug product in a timely and cost-effective manner;

•      actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

•      the costs of the strategic restructuring announced on May 6, 2005, including the costs of discontinuing the STR development program, reducing the workforce and closing and decommissioning the Denton, Texas manufacturing facility;

•      the Company’s alternatives with respect to the STR assets, including any potential disposition or outlicensing alternatives and the timing, type and amount of consideration received and other terms of any such transactions;

•      the timing and amount of any milestone or other payments the Company might receive from potential strategic partners;

•      the Company’s degree of success in commercializing picoplatin or any other cancer therapy product candidates;

•      the emergence of competing technologies and products, and other adverse market developments;

•      the acquisition or in-licensing of other products or intellectual property, if the Company chooses to undertake such activities; and

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that the Company will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general and the life science capital market specifically may affect the Company’s potential financing sources and opportunities for strategic partnering.  See Note 1 above.

Note 6.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations.  Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants.  Stock compensation expense under the prior rules would have increased reported diluted loss per share by $.02 for the quarter ended March 31, 2005.  Upon adoption of the revised standard, stock option awards will be charged to expense under the revised rules, which require that an expense be recognized equal to the fair value of the award.  The Company has not determined the effect of the new standard on its earnings; however, expense under the new standard could be higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards, and their fair values and, therefore, the effect on diluted earnings per share could change. The adoption of the Statement is expected to have a material effect on the financial statements.

In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, the Company expects to adopt the revised rules on January 1, 2006.

Note 7.  Subsequent Event

The Company recently has been in discussions with the FDA to modify the eligibility criteria as a possible means of increasing slower than expected patient enrollment in its Phase III trial of STR in multiple myeloma.  Based on these discussions, the Company concluded that continuation of STR development would not be economically feasible.  The FDA indicated that it wants to renegotiate the special protocol assessment for the Phase III trial.  The special protocol assessment is a written agreement between a company and the FDA that documents the design and planned analysis of a Phase III study.  The changes mentioned by the FDA would have extended the endpoints of the trial, increasing the number of patients and the length of follow-up, all of which would substantially increase the time and cost of completion of the trial.  The uncertain regulatory situation combined with a changing treatment landscape have made negotiations with potential STR partners difficult and make it unlikely that the Company will find a funding partner.

On May 6, 2005, the Company issued a press release announcing the implementation of a strategic restructuring plan to refocus the Company’s resources on the development of picoplatin (NX 473).  This restructuring includes the discontinuation of the Company’s STR development program, including halting further patient enrollment in the Company’s Phase III trial of STR in multiple myeloma, ceasing operations at the Company’s Denton, Texas facility, where STR is manufactured, and reducing the Company’s workforce by 21 employees, leaving a post-restructuring workforce of 29 employees.  Under the plan, the Company will conserve its financial resources to focus on launching its picoplatin clinical program, including initiating its planned Phase II trial of picoplatin in small cell lung cancer in mid-2005.  The Company estimates the cost of the restructuring to be approximately $2.0 million.  This cost estimate is preliminary and may increase as the Company further evaluates the nature, extent and timing of related restructuring costs.  The Company is evaluating its STR assets in light of the restructuring and is in the process of determining if an impairment exists that would result in future charges against operations.

The Company previously announced that if it did not raise additional funds, either through the sale of securities or a collaborative agreement with a strategic partner, it would need to take significant cost-cutting measures to continue its operations beyond the end of 2005.  The current strategic restructuring plan is part of these cost-cutting measures.  The Company is continuing to evaluate other areas where additional expenses can be reduced and is reviewing alternatives with respect to the STR related assets. The Company plans to seek additional funding to support the development of picoplatin.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2004.  For a more complete description, please refer to our Annual Report on Form 10-K.

Recent Developments

We recently have been in discussions with the FDA to modify the eligibility criteria as a possible means of increasing slower than expected patient enrollment in our Phase III trial of STR in multiple myeloma.  Based on these discussions, we concluded that continuation of STR development would not be economically feasible.  The FDA indicated that it wants to renegotiate the special protocol assessment for the Phase III trial.  The special protocol assessment is a written agreement between a company and the FDA that documents the design and planned analysis of a Phase III study.  The changes mentioned by the FDA would have extended the endpoints of the trial, increasing the number of patients and the length of follow-up, all of which would substantially increase the time and cost of completion of the trial.  The uncertain regulatory situation combined with a changing treatment landscape have made negotiations with potential STR partners difficult and make it unlikely that we will find a funding partner.

On May 6, 2005, we issued a press release announcing the implementation of a strategic restructuring to refocus our resources on the development of picoplatin (NX 473).  This restructuring includes the discontinuation of our STR development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton, Texas facility, where STR is manufactured, and reducing our workforce by 21 employees, leaving a post-restructuring workforce of 29 employees.  Under the plan, we will conserve our financial resources to focus on launching our picoplatin clinical program, including initiating our planned Phase II trial of picoplatin in small cell lung cancer in mid-2005.  We estimate the cost of the restructuring to be approximately $2.0 million.  This cost estimate is preliminary and may increase as we further evaluate the nature, extent and timing of related restructuring costs.  We are evaluating our STR assets in light of the restructuring and are in the process of determining if an impairment exists that would result in future charges against operations.

We previously announced that if we did not raise additional funds, either through the sale of securities or a collaborative agreement with a strategic partner, we would need to take significant cost-cutting measures to continue our operations beyond the end of 2005.  The current strategic restructuring plan is part of these cost-cutting measures.  We are continuing to evaluate other areas where additional expenses can be reduced and are reviewing alternatives with respect to the STR related assets. We plan to seek additional funding to support the development of picoplatin.

Results of Operations

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

There was no revenue for the first quarter of 2005, compared with $0.5 million for the first quarter of 2004.  Revenue for first quarter of 2004 consisted of revenue from a milestone payment from Boston Scientific Corporation.

Total operating expenses for the first quarter of 2005 decreased 6% to $5.1 million, from $5.5 million for the first quarter of 2004.

Research and development (R&D) expenses decreased 12% to $3.3 million for the first quarter of 2005, from $3.8 million for the first quarter of 2004.  The decrease in R&D expenses for the first quarter of 2005 resulted from lower costs associated with operating our radiopharmaceutical manufacturing facility in Denton, Texas. R&D expenses for the first quarter of 2004 were higher due to costs associated with preparing for the opening of our STR Phase III trial, including expenses incurred for preparation and validation of the STR manufacturing activities.

General and administrative (G&A) expenses increased 5% to $1.8 million for the first quarter of 2005, compared with $1.7 million for the first quarter of 2004, due primarily to increases in personnel related costs and increased accounting fees.  These costs included such actions as the hiring of additional personnel in senior management, as well as compliance with the requirements of the Sarbanes-Oxley Act.  In March 2004, we raised approximately $3.8 million in net proceeds through the sale in a private placement of 3,320,000 shares of common stock.  The purchasers in that offering also received five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at $2.00 per share.  As partial payment of placement agent fees for that financing, we issued a warrant on the same terms as those received by the purchasers in that transaction to purchase 199,200 shares of common stock.

Cash and investment securities as of March 31, 2005 were $16.1 million, compared with $17.8 million at December 31, 2004.

Major Research and Development Projects

Our major research and development project during the fiscal quarters ended March 31, 2005 and 2004 was Skeletal Targeted Radiotherapy (STR™), a bone-targeting radiotherapeutic.  On May 6, 2005, we announced the immediate implementation of a strategic restructuring program to refocus our resources on the development of picoplatin (NX 473), a next-generation platinum-based cancer therapy.  The restructuring plan, which we expect to complete in the third quarter of 2005, includes the discontinuation of our STR development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma and ceasing operations at our Denton facility, where STR is manufactured, and reducing our workforce to 29 employees.  Under the plan, we will conserve our financial resources to focus on launching our picoplatin clinical program, including initiating our planned Phase II trial of picoplatin in small cell lung cancer by mid-2005.  We have incurred costs of approximately $57.2 million in connection with the STR program since the program’s inception in 1998.

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval were in the range of $35-40 million, including cost of clinical drug supply.  These costs would have been substantially higher if we were required to repeat, revise or expand the scope of our trials, or conduct additional clinical trials. The termination of the STR development program will relieve us of the annual costs associated with the program, including manufacturing, clinical trial and personnel costs.  During 2004, these costs were approximately $10.2 million.  For 2005, these costs were expected to be approximately $4.5 million.  We are currently reviewing alternatives with respect to our STR related assets.

STR is a clinical stage product candidate for which no marketing approvals have been obtained.  We have had no material cash inflows relating to our STR development nor received any revenues from product sales of STR.  Due to our decision to curtail our STR development program, there is neither an anticipated completion date nor an expected period during which material net cash inflows will commence.  Following our current strategic restructuring, we will not depend on the successful development and completion of our STR program and, therefore, there are no risks and uncertainties associated with the STR program that will materially impact our operations and financial position.

Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects.  Our total development costs include the costs of various other research efforts directed toward the identification of future product candidates.  These other research projects, which include our picoplatin development program, currently are pre-clinical and are not considered major projects.  Our total research and development costs are summarized below.

	Quarter Ended March 31,
(000’s)	2005	2004

STR	$1,866	$3,047
Other overhead and research costs	1,479	735

Total research and development costs	$3,345	$3,782

Liquidity and capital resources

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $16.1 million at March 31, 2005 compared to $17.8 million at December 31, 2004.  We primarily fund current operations with our existing cash and investments.  Cash used by operating activities for the three months ended March 31, 2005 totaled $5.4 million.  Revenues and other income sources for the first quarter of 2005 were not sufficient to cover operating expenses.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005.  We intend to use the net proceeds from this financing added to our existing funds to initiate a Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program. With the proceeds of this offering, and giving effect to the strategic restructuring, we believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements at least through the fourth quarter of 2005.  In the event that sufficient additional funds are not obtained or strategic partners are not found in the future, we may be required to delay, reduce or curtail the scope of our picoplatin development program, including any clinical trials, and other product development efforts and/or further reduce costs for facilities and administration.

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and our common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  Given that the earliest a Phase II study could commence, as stated below, is mid-2005, it is unlikely that these milestones would be triggered during 2005 or 2006.  Since we cannot predict the length of time to complete the first Phase II study, when we would commence a Phase III study or when we might submit a New Drug Application (NDA) for picoplatin, we are unable to predict when such milestones might be triggered after

2006.  We filed an Investigational New Drug Application (IND) for picoplatin in October 2004 for a Phase II study in small cell lung cancer and currently plan to initiate the trial in mid-2005.  We also currently plan to initiate a study of picoplatin in patients with colorectal cancer in late 2005 or early 2006.

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

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 5.75% on March 31, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 6.00% on May 6, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended March 31, 2005 and 2004 totaled $115,000 and $139,000, respectively. In December 2003, we sold a non-essential portion of the Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of March 31, 2005, the outstanding balance of the loan was $4.2 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 5.75%, the estimated principal balance payable at maturity would be $2.97 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.2 million at March 31, 2005) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  Texas State Bank has confirmed that it will not declare the loan in default based solely on our suspension, either temporarily or permanently, of manufacturing activities at the Denton facility.  Additionally, we do no believe that our strategic restructuring announced on May 6, 2005 constitutes a material adverse change in our operations or would affect our ability to continue to make payments under the loan, which would cause Texas State Bank to accelerate the loan, nor has Texas State Bank indicated that it views the restructuring as such.  We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions to declare us in default of the loan.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

In April 2003, we received $10 million from the sale to Boston Scientific Corporation (BSC) of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc. and certain of its subsidiaries, including Cordis Corporation and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims against Johnson & Johnson, Inc. and its subsidiaries, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

We have historically suffered recurring operating losses and negative cash flows from operations.  As of March 31, 2005, we had net working capital of $14.4 million and had an accumulated deficit of $239.5 million with total shareholders’ equity of $19.4 million.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern.

While management believes that current cash and cash equivalent balances, and any net cash provided by operations, will provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore contemplating a number of alternatives to enable us to continue operating, including:

•      raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•      entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•      obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of our product development programs.

On May 6, 2005, we announced the immediate implementation of a strategic restructuring plan to reduce costs by discontinuing our STR development program and other STR related activities.  The restructuring is described in more detail in the section above entitled “Recent Developments.”

We have no assurance that our strategic restructuring any other cost savings alternatives will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  If we are unable to obtain sufficient cash when needed to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws.

Our actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of our proposed picoplatin clinical program and other research and development efforts, including our ability to initiate our Phase II trial of picoplatin in small cell lung cancer in mid-2005 and the progress and costs of such trial;

•      our ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•      the costs of the strategic restructuring announced on May 6, 2005, including the costs of discontinuing our STR development program, reducing the workforce and closing and decommissioning the Denton facility;

•      our alternatives with respect to the STR assets, including any potential disposition or out-licensing alternatives and the timing, type and amount of consideration received and other terms of any such transactions;

•      the timing and amount of any milestone or other payments we might receive from potential strategic partners;

•      our degree of success in commercializing picoplatin or any other cancer therapy product candidates;

•      the emergence of competing technologies and products, and other adverse market developments;

•      the acquisition or in-licensing of other products or intellectual property, if we choose to undertake such activities; and

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

Our financial statements are prepared on a going concern basis; however, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have not been profitable since our formation in 1984. As of March 31, 2005, we had an accumulated deficit of $239.5 million. Our net loss for the quarter ended March 31, 2005 was $5.1 million.  We had net losses of $19.4 million for the year ended December 31, 2004, and $5.1 million for the year ended December 31, 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. On May 6, 2005, we announced the discontinuation of our STR (bone-targeted radiotherapeutic) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based compound.  We do not anticipate that our proposed picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our picoplatin product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products.  Our picoplatin product is currently preclinical, and we currently have available very limited funds to initiate our proposed clinical program. The costs of our clinical programs could vary substantially if we have to repeat, revise or expand the scope of the trials, or conduct additional clinical trials.  We will be required to obtain additional funding or enter into strategic partnerships to continue development of picoplatin or any other proposed products, and to fund ongoing operations.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction on March 7, 2005.  We intend to use the net proceeds from this financing added to our existing funds to initiate a Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program.  Our total cash and marketable securities, which reflect the funds from this financing, was $16.1 million at March 31, 2005.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern. While management believes that current cash and cash equivalent balances, and any net cash provided by operations, will provide adequate resources to fund operations at least until December 31, 2005, this may not be the case.  Management is therefore exploring a number of alternatives to enable us to continue operating, including:

•      raising additional capital to fund continuing operations by private placements or other sales of equity or debt securities or through the establishment of other funding facilities;

•      entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions; and

•      obtaining additional capital resources to fund operations through cost cutting mechanisms, including the delay, reduction or curtailment of our product development programs.

On May 6, 2005, we announced the immediate implementation of a strategic restructuring plan to reduce costs by discontinuing our STR development program and other STR related activities.  The restructuring is described in more detail in the section above entitled “Recent Developments.”

There can be no assurance that our strategic restructuring or any of the other cost-saving alternatives listed above will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, further dilution to shareholders may result, and new investors could have rights superior to current security holders.  If we are unable to obtain sufficient cash when needed to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws.

The amount of additional financing we require will depend on a number of factors, including the following:

•      the scope and timing of our proposed picoplatin clinical program and other research and development efforts, including our ability to initiate our Phase II trial of picoplatin in small cell lung cancer in mid-2005 and the progress and costs of such trial;

•      our ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•      the costs of the strategic restructuring announced on May 6, 2005, including the costs of discontinuing our STR development program, reducing the workforce and closing and decommissioning the Denton facility;

•      our alternatives with respect to the STR assets, including any potential disposition or outlicensing alternatives and the timing, amount and type of consideration received and other terms of any such transactions;

•      the timing and amount of any milestone or other payments we might receive from potential strategic partners;

•      our degree of success in commercializing picoplatin or any other cancer therapy product candidates;

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

The manufacture and marketing of our proposed picoplatin product candidate and our research and development activities are subject to regulation for safety, efficacy and quality by the FDA in the United States and by comparable authorities in other countries.

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

In October 2004, we filed an investigational new drug application (IND) with the FDA for a Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer (SCLC). We currently plan to initiate the Phase II clinical trial of picoplatin in mid-2005. The proposed trial would be a randomized trial comparing picoplatin to topotecan in patients with SCLC who are refractory or resistant to previous platinum-based therapy.  Topotecan is an anti-tumor drug currently used off-label as a treatment for SCLC sensitive disease after failure of first line chemotherapy.  The endpoints of the proposed picoplatin trial would include survival, time to progression, duration of response and response rate.

We also plan to undertake a Phase I/II trial of picoplatin in colorectal cancer. The proposed trial would evaluate increasing doses of picplatin in combination with the chemotherapy agents 5-fluorouracil and leucovorin in patients who have failed a 5-fluorouracil/leucovorin chemotherapy regimen. Endpoints would include safety, response rate (tumor shrinkage), duration of response and time to progression.  This proposed trial currently is targeted to begin in late 2005 or early 2006.

The actual time for initiation and completion of our picoplatin clinical trials depend upon numerous factors, including:

•      our ability to obtain adequate additional funding or enter into strategic partnerships;

•      approvals and other actions by the FDA and other regulatory agencies and the timing thereof;

•      our ability to open clinical sites;

•      our ability to enroll qualified patients into our studies;

•      our ability to obtain sufficient, reliable and affordable supplies of the picoplatin drug product;

•      the extent of competing trials at the clinical institutions where we conduct our trials; and

•      the extent of scheduling conflicts with participating clinicians and clinical institutions.

We may not initiate our picoplatin clinical program and advance or complete our picoplatin clinical trials as projected or achieve successful results.

We will rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed picoplatin product.  Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing, development and commercialization of our picoplatin product candidate. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to initiate, advance or complete, or experience delays in or are forced to curtail our planned clinical programs, our stock price and our ability to conduct our business could be materially negatively affected.

If testing of a particular product does not yield successful results, we will be unable to commercialize that product.

Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of picoplatin or any other proposed products, including the following:

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our proposed picoplatin clinical trials may not be sufficient to support regulatory approval of our proposed picoplatin product. The clinical trials of picoplatin and any other proposed products may not be initiated or completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which would prevent us from marketing the proposed product.

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

For our picoplatin product candidate to be successful, we need sufficient, reliable and affordable supplies of the picoplatin drug product for clinical studies.  Sources of picoplatin drug product may be limited, and third-party suppliers of picoplatin drug product may be unable to manufacture drug product in amounts and at prices necessary to successfully commercialize our picoplatin product.  Moreover, third-party manufacturers must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant an NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers fails to comply with these requirements, we may be subject to regulatory action.

We have a limited supply of picoplatin drug product that was manufactured by a prior licensee in September 2004 and earlier.  The drug product has been demonstrated to be stable for 12-18 months from the date of manufacture, which time period is not sufficient to complete both of our currently proposed clinical trials of picoplatin.  We have entered into an agreement with Hyaluron, Inc. to manufacture and supply additional picoplatin drug product on a purchase order, fixed fee basis.  The agreement will continue until April 15, 2010, subject to earlier termination by either party in the event of an uncured material breach or the liquidation or bankruptcy of the other party.  We may terminate the agreement if we decide to no longer pursue manufacturing or distribution of picoplatin. There is no assurance that Hyaluron will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis.  There are in general relatively few manufacturers and suppliers of picoplatin drug product. If Hyaluron or an alternate manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to us, we may suffer delays in, or be prevented from, initiating or completing our proposed clinical trials of picoplatin.

In connection with our product development activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including drug manufacture and supply, dispensing, distribution and shipping, and clinical trial management. Because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur additional costs and delays in product development activities, which could have a material negative effect on our business.

Our current debt obligations may restrict our operating and financing flexibility and could, in an event of default, impair our cash resources and assets.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 5.75% on March 31, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 6.00% on May 6, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended March 31, 2005 and 2004 totaled $115,000 and $139,000, respectively. In December 2003, we sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of March 31, 2005, the outstanding balance of the loan was $4.2 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 5.75%, the estimated principal balance payable at maturity would be $2.97 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. If this were to occur, Texas State Bank could declare the entire amount of the loan ($4.2 million at March 31, 2005) due and immediately payable.  In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  Texas State Bank has confirmed that it will not declare the loan in default based solely on our suspension, either temporarily or permanently, of manufacturing activities at the Denton facility.  Additionally, we do no believe that our strategic restructuring announced on May 6, 2005 constitutes a material adverse change in our operations or would affect our ability to continue to make payments under the loan, which would cause Texas State Bank to accelerate the loan, nor has Texas State Bank indicated that it views the restructuring as such.  We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions to declare the company in default of the loan.  Based on a November 2002 appraisal of the Denton facility, the fair value of the facility and its assets exceeds the amount of the outstanding debt.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, sale, marketing, distribution and manufacture of picoplatin and any other future product candidates and technologies in the US and Europe. At present, our only material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of picoplatin.  Under that license, we are solely responsible for the development and commercialization of picoplatin. AnorMED retains the right, at our cost, to prosecute patent applications and maintain all patents.  The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of a picoplatin Phase II study or initiation of a picoplatin Phase III study, submission to the FDA of an NDA for picoplatin, regulatory approval from the FDA of picoplatin and the attainment of certain levels of annual net sales of picoplatin. Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing picoplatin and attaining established milestones.  Given that the earliest a Phase II study could commence, as stated below, is mid-2005, it is unlikely that these milestones would be triggered during 2005 or 2006.  Since we cannot predict the length of time to complete the first Phase II study, when we would commence a Phase III study or when we might submit an NDA for picoplatin, we are unable to predict when such milestones might be triggered after 2006.  The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.  We currently plan to initiate a Phase II clinical trial of picoplatin in small cell lung cancer in mid-2005 and a Phase I/II trial of picoplatin in colorectal cancer in late 2005 or early 2006. If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our planned picoplatin clinical studies.

None of our current employees has any experience selling, marketing and distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of picoplatin or any other product candidate, we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

The competition for development of cancer therapies is substantial. There are numerous competitors developing products to treat the cancers for which we are seeking to develop products.  Our initial focus for picoplatin will be in small cell lung cancer, a disease for which there currently are limited effective therapeutic options. Numerous companies, including AstraZeneca PLC, Cell Therapeutics, Inc., Exelexis, Inc., ImClone Systems Incorporated, ImmunoGen, Inc., Sanofi-Aventis Group, Inex Pharmaceuticals Corporation, Ipsen Limited, The Menarini Group, OSI Genetics, Inc. and PharmaMar USA, Inc., also are developing and testing therapeutics for small cell lung cancer. These therapeutics include chemotherapy, inhibitors, monoclonal antibodies, antagonists and interferons. We cannot assure you that we will be able to effectively compete with these or future third party product development programs.  Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products.  Further, our competitors may have, or may develop and introduce, new products that would render our proposed picoplatin product less competitive, uneconomical or obsolete.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, we expect to rely primarily on US patent number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED.  We may be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering picoplatin after regulatory approval, if any, of such product in the US.

Under our license agreement with AnorMED, AnorMED retains the right to prosecute patent applications and maintain all licensed patents, with NeoRx reimbursing such expenses. Under the AnorMED agreement, we have the right to sue any third party infringers of the picoplatin patents in the licensed territory (worldwide except Japan). If we do not file suit, AnorMED, in its sole discretion, has the right to sue the infringer at its expense.

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

In April 2003, we received $10 million from the sale to Boston Scientific Corporation (BSC) of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc. and certain of its subsidiaries, including Cordis Corporation and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims against Johnson & Johnson, Inc. and its subsidiaries, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

Product liability claims in excess of the amount of our insurance would adversely affect our financial condition.

The testing, manufacturing, marketing and sale of picoplatin and any other proposed cancer therapy products, including past clinical and manufacturing activities in connection with our terminated STR radiotherapeutic, may subject us to product liability claims. We are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

Our use of radioactive and other hazardous materials exposes us to the risk of material environmental liabilities, and we may incur significant additional costs to comply with environmental laws in the future.

Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner.  We presently are in the process of terminating our STR manufacturing operations in Denton, Texas, and preparing that facility for possible sale.  We currently estimate that the 2005 costs associated with the closure of the Denton facility, including decommissioning costs, will be approximately $0.7 million.  These costs could increase substantially, depending on actions of regulators or if we discover previously unknown contamination in or around the facility.  In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

Neile Grayson, PhD, resigned as Vice President, Corporate Development, in January 2004. Although Dr. Grayson was an officer of the Company, we did not, at the time of her resignation, consider her a key employee in terms of our product development activities. We did not experience any material disruptions or delays as a consequence of the resignation of Dr. Grayson. Dr. Grayson’s position was eliminated and her responsibilities reassigned to other members of management. Melinda G. Kile resigned as Vice President, Finance, effective April 16, 2004.  On that date, Michael K. Jackson was promoted to Chief Accounting Officer and assumed responsibility for senior financial duties on an interim basis.  As principal financial officer, Ms. Kile was considered a key employee of the Company; however, we did not experience any material disruptions or delays as a consequence of Ms. Kile’s resignation.  Susan D. Berland was appointed Chief Financial Officer of the Company, effective October 25, 2004.  The position of Chief Accounting Officer was eliminated as of December 31, 2004, and Mr. Jackson resumed his prior responsibilities as Corporate Controller.

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

As of May 5, 2005, we had a total work force of 46 full-time employees and 4 part-time employees.  On May 6, 2005, we announced a workforce reduction of 21 employees in connection with our strategic restructuring, which will leave a post-restructuring workforce of 29. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program.  We have limited or no redundancy of personnel in several key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees and consultants. In order to commercialize our proposed products successfully, we will in the future be required to substantially expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. Our current financial situation may make it difficult to attract and retain key employees.

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

Any weakness identified in our internal controls as part of the evaluation being undertaken by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies to evaluate and report on their systems of internal control over financial reporting. In addition, the independent accountants must report on management’s evaluation. We have documented and tested our system of internal control over financial reporting in 2004 to provide the basis for our management’s evaluation included in our Form 10-K for the year ended December 31, 2004.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, and KPMG’s report is included in our Form 10-K for the year ended December 31, 2004.  Based on this evaluation, we have concluded that, as of December 31, 2004, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

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

Our common stock has been trading below the Nasdaq SmallCap $1.00 minimum bid price requirement since the end of March 2005. If the minimum bid price remains less than $1.00 for 30 consecutive business days, we will receive a deficiency notice from Nasdaq. Thereafter, we will be afforded an initial 180-day grace period, which initial grace period may in certain circumstances be extended for an additional 180 days, in which to regain compliance with the Nasdaq SmallCap minimum bid requirement. If we are unable to regain compliance, our common stock may be delisted from The Nasdaq SmallCap Market.  In such case, we would likely seek quotation on the American Stock Exchange or a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from The Nasdaq SmallCap Market, and if we fail to obtain quotation on another market or exchange, and if the trading price remains below $5.00 per share, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock

Our stock price is volatile and, as a result, you could lose some or all of your investment.

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2004, the high and low closing sale prices were $5.78 and $1.43.  In 2003, the high and low closing sale prices were $6.47 and $0.37.  The high and low closing sale prices during the period from January 2, 2005 through May 6, 2005 were $2.34 and $0.57.  Our stock price following our announcement of our strategic restructuring was $0.54 on May 9, 2005.  Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

•      announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations, new commercial products or changes in product development strategies;

•      the availability of critical materials used in developing our proposed picoplatin product;

•      our ability to initiate our picoplatin clinical development program on a timely and cost-effective basis and the progress and results of our clinical trials and those of our competitors;

•      developments concerning patents, proprietary rights and potential infringement;

•      developments concerning potential agreements with collaborators;

•      the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•      our available cash or other sources of funding; and

•      future sales of significant amounts of our common stock by us or our shareholders.

In addition, potential public concern about the safety of our proposed picoplatin product and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment in NeoRx.

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

Our articles of incorporation authorize our board of directors to issue up to 60,000,000 shares of common stock and up to 3,000,000 shares of preferred stock.  With respect to preferred stock, our board has the authority to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. We will be seeking shareholder approval at our 2005 annual meeting to increase our authorized common stock to 150,000,000 shares.

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

The outstanding shares of Series B preferred stock, at a conversion price of $5.00 per share, were convertible into 3,150,000 shares of common stock as of December 31, 2004.  Giving effect to the antidilution adjustment occurring as a result of our March 2005 common stock financing, the outstanding shares of Series B preferred stock currently have a conversion price of $4.578 per share and are convertible into 3,446,389 shares of common stock.  In addition, warrants accompanying the Series B preferred stock, at an exercise price of $6.00 per share, are exercisable into 630,000 shares of common stock. These shares of common stock, when issued upon conversion of the Series B preferred stock and exercise of the warrants will be registered with the SEC and generally available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At March 31, 2005, the Company owned no government debt instruments and no corporate debt securities.

The Company’s only outstanding debt is its note payable to Texas State Bank.  The outstanding balance of the note was $4.2 million on March 31, 2005.  The note, which matures in April 2009, bears interest equal to the bank prime rate.  The interest rate on the note is adjusted on the same date that the bank prime rate changes.  The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and, based on their evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time controls may become inadequate because of changes in conditions, of the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date: May 10, 2005	By:	/s/ SUSAN D. BERLAND
Susan D. Berland
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Indemnification Agreement (‡)	(H)
10.7	License Agreement, dated June 30, 1999, between NeoRx and The Dow Chemical Company. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment	(K)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11	Sublicense Agreement, dated May 15, 1997, between NeoRx Corporation and Roche Molecular Biochemicals. Certain portions of the agreement have been omitted pursuant to a grant of confidential treatment.	(L)
10.12	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.13	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.14	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.15	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.16	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(T)
10.17	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.18	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.19	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(T)
10.20	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.21	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.22	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(T)
10.23	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.24	2004 Incentive Compensation Plan (‡)	(P)
10.25

Supply Agreement dated as of March 1, 2004, between the Company and the University of Missouri Research Reactor facility group. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(Q)
10.26	Letter Agreement dated November 4, 2004, extending Supply Agreement with MURR	(G)
10.27

Agreement of Sale and Purchase dated as of April 2, 2004, between the Company and Aletheon Pharmaceuticals, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(Q)
10.28	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(T)

10.29	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.30	Change of Control Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.31	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.32	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of October 25, 3004, between the Company and Susan D. Berland (‡)	(T)
10.33	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)((S)
10.34	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.35	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(T)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(T)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(T)
32.2	Section 1350 Certification of Chief Financial Officer	(T)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed March 18, 2005, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 3, 2005, and incorporated herein by reference.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-115729), filed May 21, 2004, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(S)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2004, and incorporated herein by reference.

(T)	Filed herewith.