Form 10-Q
period 2005-06-30
NEORX CORP
filed 2005-08-09
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes                            ☒                                    No                                ☐

As of August 5, 2005, 34,228,953 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,486	$16,254
Investment securities	—	1,499
Prepaid expenses and other current assets	765	639
Total current assets	12,251	18,392

Facilities and equipment, net	324	7,102
Other assets	67	67
Assets held for sale	3,027	—
Licensed products, net of accumulated amortization of $208 and $125	1,792	1,875
Total assets	$17,461	$27,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$1,130
Accrued liabilities	2,316	1,271
Current portion of note payable	262	302
Total current liabilities	3,176	2,703
Long-term liabilities:
Note payable, net of current portion	3,839	3,905
Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at June 30, 2005 and December 31, 2004 (entitled in liquidation to $5,175)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at June 30, 2005 and December 31, 2004 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 150,000,000 shares authorized, 34,228,953 and 30,908,753 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	684	618
Additional paid-in capital	258,240	254,510
Accumulated deficit, including other comprehensive loss of $0 and $1 at June 30, 2005 and December 31, 2004, respectively	(248,482)	(234,304)
Total shareholders’ equity	10,446	20,828
Total liabilities and shareholders’ equity	$17,461	$27,436

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$2	$508	$2	$1,008

Operating expenses:
Research and development	2,376	3,109	5,721	6,891
General and administrative	1,661	2,004	3,422	3,681
Asset impairment loss	3,346	—	3,346	—
Restructuring	1,504	—	1,504	—
Total operating expenses	8,887	5,113	13,993	10,572
Loss from operations	(8,885)	(4,605)	(13,991)	(9,564)

Other income (expense):
Interest income	98	73	191	149
Interest expense	(66)	(50)	(129)	(97)
Total other income	32	23	62	52
Net loss	(8,853)	(4,582)	(13,929)	(9,512)

Preferred stock dividends	(125)	(125)	(250)	(250)

Net loss applicable to common shares	$(8,978)	$(4,707)	$(14,179)	$(9,762)

Loss per share applicable to common shares:
Basic and diluted	$(0.26)	$(0.16)	$(0.43)	$(0.33)

Shares used in calculation of loss per share:
Basic and diluted	34,229	30,358	33,018	29,639

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(13,929)	$(9,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	382
Loss on disposal of equipment	16	—
Asset impairment loss	3,346	—
Restructuring	1,116	—
Stock options and warrants issued for services	(22)	(8)
Stock-based employee compensation	5	340
Change in operating assets and liabilities:
Prepaid expenses and other assets	102	442
Accounts payable	(532)	(35)
Accrued liabilities	(71)	262
Net cash used in operating activities	(9,648)	(8,129)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,500	7,695
Purchases of investment securities	—	(29)
Facilities and equipment purchases	(77)	(164)
Licensed products	—	(1,000)
Net cash provided by investing activities	1,423	6,502

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	—	380
Repayment of note payable principal	(106)	(163)
Preferred stock dividends	(250)	(250)
Net proceeds from issuance of common stock and warrants	3,813	9,042
Net cash provided by financing activities	3,457	9,009

Net (decrease) increase in cash and cash equivalents	(4,768)	7,382

Cash and cash equivalents:
Beginning of period	16,254	15,166
End of period	$11,486	$22,548

Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$250	$250
Cash paid for interest	$134	$97
Purchase of Licensed Products with common stock	$—	$1,000

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NeoRx Corporation and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation.

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2005, the Company had net working capital of $9.1 million and had an accumulated deficit of $248.5 million with total shareholders’ equity of $10.4 million. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

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

On May 6, 2005, the Company announced the implementation of a strategic restructuring plan to refocus the Company’s resources on the development of picoplatin (NX 473). This restructuring included the discontinuation of the Company’s skeletal targeted radiotherapy (STR) development program, including halting further patient enrollment in the Company’s Phase III trial of STR in multiple myeloma, ceasing operations at the Company’s Denton, Texas  facility, where STR was manufactured, and reducing the Company’s workforce by 21 employees, leaving a post-restructuring workforce of 29 employees. The Company expanded its restructuring activities under the plan in June 2005 to include the termination of 4 additional employees. Under the plan, the Company will conserve its financial resources to focus on its picoplatin clinical program, including its Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005. The Company recorded a restructuring charge of $1,504,000 during the period ended June 30, 2005.

The Company evaluated its STR assets in light of the restructuring and determined that the related assets were impaired. A charge of $3,346,000 against operations was recognized in June 2005 to reflect the impairment. Future adjustments to the charge may be taken as the assets involved are sold or otherwise disposed of. The Company is actively seeking a buyer for the Denton facility and its STR related assets (see Note 5). However, given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long term.

The Company is continuing to evaluate other areas where expenses can be reduced. The Company will require additional funding to support the development of picoplatin.

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

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of operations and cash flows for the periods ended June  30, 2005 and 2004.

The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the expected operating results for the full year.

Estimates and Uncertainities:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation:  The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and related interpretations, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions. Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common shares:
As reported	$(8,978)	$(4,707)	$(14,179)	$(9,762)
Add: Stock-based employee compensation expense included in reported net loss	5	340	5	340
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(237)	(612)	(620)	(957)
Pro forma	$(9,210)	$(4,979)	$(14,794)	$(10,379)
Loss per common share, basic and diluted:
As reported	$(0.26)	$(0.16)	$(0.43)	$(0.33)
Pro forma	$(0.27)	$(0.16)	$(0.45)	$(0.35)

The per share weighted-average fair value of stock options granted during the three months ended and six months ended June 30, 2005 and 2004 was $0.49, $1.98, $0.84, and $2.25, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.67%	3.49%	3.81%	3.47%
Expected volatility	124.7%	122.0%	123.4%	122.1%
Expected life in years	3.00	4.00	3.41	4.00

Note 2. Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. The calculation of diluted loss per share excludes the effect of the following stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Common stock options	4,225,629	4,174,192	4,225,629	4,174,192
Common stock warrants	3,225,400	1,587,500	3,225,400	1,587,500

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2005 and 2004, respectively, and the 3,446,389 and 3,150,000 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2005 and 2004, respectively, because the effect of including such shares would not be dilutive.

Note 3. Comprehensive Loss

The Company’s comprehensive loss for the quarters ended June 30, 2005 and 2004 was $8,853,000 and $4,589,000, respectively. The comprehensive loss for the quarters ended June 30, 2005 and 2004 consisted of net loss of $8,853,000 and $4,582,000, respectively, and a net unrealized loss on investment securities of $0 and $7,000, respectively. The comprehensive loss for the six months ended June 30, 2005 and 2004 was $13,928,000 and $9,513,000, respectively. The comprehensive loss for the six months ended June 30, 2005 and 2004 consisted of net loss of $13,929,000 and $9,512,000, respectively, and a net unrealized gain on investment securities of $1,000 and a net unrealized loss on investment securities of $1,000, respectively.

Note 4. Common Stock Private Placement

The Company raised approximately $3,800,000 in net proceeds from the sale of 3,320,000 shares of common stock in a private placement transaction in March 2005 (the March 2005 Financing). In connection with this private placement, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share. The warrants are exercisable beginning on September 3, 2005 and, thereafter, are exercisable at any time during their term. The Company intends to use the net proceeds from the financing added to its existing funds to support the current Phase II trial in picoplatin (NX 473) in small cell lung cancer and for general working capital, including restructuring costs associated with the Company’s termination of its STR development program (see Note 1 above). The 3,320,000 shares of common stock issued in the March 2005 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC.

NOTE 5. Asset Impairment Loss

In June 2005, the Company recognized an asset impairment loss of $3,346,000 on certain facilities and equipment resulting from the Company’s decisions to terminate all of its STR programs. The loss on the Denton manufacturing facility and related equipment was determined from an appraisal study commissioned by the Company as well as management reviews with the assistance of outside commercial real estate brokers. The Company used a fair value of $3,300,000 for the Denton facility in determining the impairment loss. This valuation was the result of weighting the range of values in the appraisal study, which varied from $3,100,000 to $5,000,000. The loss on the equipment at the Seattle facility was determined via estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are reported in Assets Held for Sale and other current assets on the accompanying Condensed Consolidated Balance Sheet. The Company is actively seeking a buyer for the Denton facility and its STR related assets. However, given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long term.

The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Post Impairment Carrying Value

Equipment – Seattle, WA	$155,000	$45,000
Equipment – Manufacturing Facility, Denton, TX	589,000	183,000
Manufacturing Facility – Denton, TX	2,602,000	3,027,000
Total	$3,346,000	$3,255,000

NOTE 6. Restructuring

In May and June 2005, the Company restructured its operations and reduced its work force by 50% in connection with the implementation of its restructuring plan to refocus resources on development of picoplatin (NX 473) and discontinue its STR development program. The employees terminated as part of the reduction of staff were no longer with the Company at June 30, 2005 and will not be providing future services to the Company. The Company incurred termination benefits charges of totaling $892,000 as related to the reduction in staff in May and June 2005. Of this amount, $678,000 remained unpaid as of June 30, 2005, which will be paid within one year.  The Company incurred additional, non-employee charges totaling $612,000 related to the discontinuation of its STR clinical trials, the closure of its radiopharmaceutical manufacturing plant and other assets located in Denton, TX and a research facility in Seattle, primarily consisting of contract termination and de-commissioning costs. Of this amount, $438,000 remained unpaid as of June 30, 2005, which will be paid within one year.

The following table summarizes the change in the restructuring accrual from initial recognition through June 30, 2005:

Description	Initial Restructuring Charge	Payment of Restructuring Obligations	Accrued Restructuring Charge as of June 30, 2005

Employee termination benefits	$892,000	$(214,000)	$678,000
Contract termination costs	378,000	(171,000)	207,000
Other termination and consolidation costs	234,000	(3,000)	231,000
Sub-total	612,000	(174,000)	438,000
Total	$1,504,000	$(388,000)	$1,116,000

Note 7. Liquidity

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

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX. The loan, which matures in April 2009, is secured by the assets acquired in the transaction. The interest rate on the loan was 6.00% on June 30, 2005. The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 6.25% on August 5, 2005. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during the quarters ended June 30, 2005 and 2004 totaled $126,000 and $115,000, respectively. In December 2003, the Company sold a non-essential portion of the Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of June 30, 2005, the outstanding balance of the loan was $4,100,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009. Based on an interest rate of 6.25% (effective July 1, 2005), the estimated principal balance payable at maturity would be $3,068,000.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.1 million at June 30, 2005) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility or other means. Texas State Bank has confirmed that it will not declare the loan in default based solely on the Company’s suspension, either temporarily or permanently, of manufacturing activities at the Denton facility. Additionally, the Company does not believe that its strategic restructuring announced in May 2005 constitutes a material adverse change in the Company’s operations or would affect the Company’s ability to continue to make payments under the loan, which would cause Texas State Bank to accelerate the loan, nor has Texas State Bank indicated that it views the restructuring as such. The Company can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions to declare the Company in default of the loan.

As a result of the restructuring and the decision to discontinue its STR development program, the Company has ceased manufacturing operations at the Denton TX facility and initiated efforts to market the building and STR assets. The Company has received a preliminary appraisal of the Denton facility. The preliminary appraisal values range from $3.0 million as a general purpose facility to $5.0 million as a special purpose facility. Given the information available, we believe it is most likely that we would receive proceeds toward the lower end of that range. There can be no assurance that the sale proceeds, if any, received by the Company from the sale of the Denton facility and assets will be sufficient to satisfy the outstanding balance of the Texas State Bank loan.

The Company’s actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of the Company’s picoplatin clinical program and other research and development efforts, including the progress and costs of the Company’s current Phase II trial of picoplatin in small cell lung cancer;

•      the Company’s ability to obtain clinical supplies of picoplatin drug product in a timely and cost-effective manner;

•      actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

•      the costs of the restructuring announced in May 2005, including the costs associated with discontinuing the STR development program, reducing the workforce and closing and decommissioning the Denton, Texas manufacturing facility, as well as the timing and amounts of proceeds from the sale of the Denton facility and assets;

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

Note 8. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations. Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants. Stock compensation expense under the prior rules would have increased reported diluted loss per share by $.01 for the quarter ended June 30, 2005. Upon adoption of the revised standard, stock option awards will be charged to expense under the revised rules, which require that an expense be recognized equal to the fair value of the award. The Company has not determined the effect of the new standard on its earnings; however, expense under the new standard will be higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards, and their fair values and, therefore, the effect on diluted earnings per share could change. The adoption of the Statement is expected to have a material effect on the financial statements.

In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, the Company expects to adopt the revised rules on January 1, 2006.

Note 9. Subsequent Event

On August 4, 2005, the Company entered into a Research Funding and Option Agreement with The Scripps Research Institute (TSRI). Under the agreement, the Company has agreed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget, which provides for an initial payment of $137,500 on August 8, 2005 and aggregate payments of $1,012,500 and $1,350,000 in 2006 and 2007, respectively.

Unless earlier terminated, the agreement will continue until October 1, 2007, and can be extended by mutual agreement of the parties. The agreement may be terminated at any time by mutual written consent of the parties. The agreement may be terminated by TSRI if the Company fails to make payments due under the agreement, subject to 30 days’ written notice to cure such nonpayment.

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

Strategic Restructuring

On May 6, 2005, we announced the implementation of a strategic restructuring plan to refocus our resources on the development of picoplatin (NX 473). This restructuring included the discontinuation of our Skeletal Targeted Radiotherapy (STR™) development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton, Texas  facility, where STR was manufactured, and reducing our workforce by 21 employees, leaving a post-restructuring workforce of 29 employees. Under the plan, we will conserve our financial resources to focus on our picoplatin clinical program, including our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005. We recorded a restructuring charge of approximately $1.5 million during the period ended June 30, 2005.

We have evaluated our STR assets in light of the restructuring and have determined that a likely impairment exists on those assets. A charge of approximately $3.3 million was taken against operations in June 2005 to reflect such impairment. Future adjustments to the charge may be taken as the assets involved are sold or otherwise disposed of. We are actively seeking a buyer for the Denton facility and our STR related assets. However, given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long term.

We are continuing to evaluate other areas where additional expenses can be reduced. We will require additional funding to support the development of picoplatin.

Results of Operations

Quarter and six months ended June 30, 2005 compared to quarter and six months ended June 30, 2004

Revenue for the second quarter of 2005 was $2,000, compared with $0.5 million for the second quarter of 2004. Revenue for the six months ended June 30, 2005 was $2,000, compared with $1.0 million for the six months ended June 30, 2004. Revenue for the quarter and six months ended June 30, 2005 consisted of royalties from out-licensed intellectual property. Revenue for the second quarter of 2005 and first six months of 2004 consisted of milestone payments from Boston Scientific Corporation.

Total operating expenses for the second quarter of 2005 increased 74% to $8.9 million, from $5.1 million for the second quarter of 2004, and increased 32% to $14.0 million for the six months ended June 30, 2005, from $10.6 million for the same period in 2004. Total operating expenses for the quarter and six months ended June 30, 2005 included a non-cash asset impairment charge of $3.3 million. Additionally, a restructuring charge of $1.5 million was incurred relating to termination benefits for the reduction in staff completed in May and June 2005 and for other costs related to the termination of STR programs.

Research and development (R&D) expenses decreased 24% to $2.4 million for the second quarter of 2005, from $3.1 million for the second quarter of 2004, and decreased 17% to $5.7 million for the six months ended June 30, 2005, from $6.9 million for the same period in 2004. The decrease in R&D expenses for the second quarter of 2005 and six months ended June 30, 2005 resulted from lower clinical costs due to the termination of our STR clinical program, including our STR Phase III trial in multiple myeloma.

General and administrative (G&A) expenses decreased 17% to $1.7 million for the second quarter of 2005, from $2.0 million for the second quarter of 2004, and decreased 7% to $3.4 million for the first six months of 2005, compared with $3.7 million for the same period in 2004. The reduction in G&A costs for 2005 is due primarily to reductions both in personnel and in consultant activity.

Cash and investment securities as of June 30, 2005 were $11.5 million, compared with $17.8 million at December 31, 2004. In March 2004, we raised approximately $3.8 million in net proceeds through the sale in a private placement of 3,320,000 shares of common stock. The purchasers in that offering also received five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at $2.00 per share. The Company will require additional funds for its picoplatin clinical program, which was initiated in June 2005. In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce or curtail the scope of its picoplatin clinical program and other product development efforts.

Major Research and Development Projects

Our major research and development project through May 6, 2005 and during the fiscal quarter ended June 30, 2004 was STR, a bone-targeting radiotherapeutic. On May 6, 2005, we announced the implementation of a strategic restructuring program to refocus our resources on the development of picoplatin (NX 473), a next-generation platinum-based cancer therapy. This restructuring included the discontinuation of our STR development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton facility, where STR is manufactured, and reducing our workforce to 29 employees. Under the plan, we will conserve our financial resources to focus on our picoplatin clinical program, including our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005. We have incurred costs of approximately $58.2 million in connection with the STR program since the program’s inception in 1998.

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval were in the range of $35-40 million, including cost of clinical drug supply. These costs would have been substantially higher if we were required to repeat, revise or expand the scope of our trials, or conduct additional clinical trials. The termination of the STR development program will relieve us of the annual costs associated with the program, including manufacturing, clinical trial and personnel costs. During 2004, these costs were approximately $10.2 million. For 2005, these costs were expected to be approximately $4.5 million. We are actively seeking a buyer for the Denton facility and our STR related assets. However, given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long term.

STR was a clinical stage product candidate for which no marketing approvals have been obtained. We had no material cash inflows relating to our STR development nor received any revenues from product sales of STR. Due to our decision to curtail our STR development program, there is neither an anticipated completion date nor an expected period during which material net cash inflows will commence. As a consequence of the restructuring, we are not dependent on the successful development and completion of our STR program and, therefore, there are no risks and uncertainties associated with the STR program that will materially impact our operations and financial position.

Our current major research and development project is picoplatin (NX 473), a next-generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors. We initiated a Phase II clinical study of picoplatin in small cell lung cancer in June 2005. To date, we have incurred costs of approximately $1.9 million in connection with the picoplatin clinical program. Total estimated costs to complete the picoplatin Phase II trial in small cell lung cancer are in the range of $10 to $15 million for the period through 2007, including the cost of drug supply. The costs could be substantially higher if we have to repeat, revise or expand the scope of our trial. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

The risks and uncertainties associated with completing the development of picoplatin on schedule or at all, include the following, as well as the other risk factors described in this report:

•       Picoplatin may not be shown to be safe and efficacious in clinical trials;

•       We may be unable to obtain regulatory approval of the drug or may be unable to obtain such approval on a timely basis;

•       We may be unable to secure adequate supplies of picoplatin drug product in order to complete our clinical trials; and

•       We may not have adequate funds to complete the development of picoplatin.

If we fail to obtain marketing approval for picoplatin, are unable to secure adequate clinical and commercial supplies of picoplatin drug product, or do not complete development and obtain regulatory approval on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

•       We would not earn any sales revenue from picoplatin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•       Our reputation among investors might be harmed, which could make it more difficult for us to obtain equity capital on attractive terms or at all.

Because of the many risks and uncertainties relating to completion of clinical trials, receipt of market approvals and acceptance in the marketplace, we cannot predict the period in which material cash inflows from our picoplatin program will commence, if ever.

Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects. Our total development costs include the costs of various other research efforts directed toward the identification of future product candidates. These other research projects are pre-clinical and are not considered major projects. Our total research and development costs are summarized below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Picoplatin	$865	$—	$1,352	$—
STR	884	2,325	2,796	5,371
Other overhead and research costs	627	784	1,573	1,520

Total research and development costs	$2,376	$3,109	$5,721	$6,891

Liquidity and capital resources

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $11.5 million at June 30, 2005 compared to $17.8 million at December 31, 2004. We primarily fund current operations with our existing cash and investments. Cash used for operating activities for the six months ended June 30, 2005 totaled $9.6 million. Revenues and other income sources for the second quarter of 2005 were not sufficient to cover operating expenses.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005. We intend to use the net proceeds from this financing added to our existing funds to support our Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program. With the proceeds of this offering, and giving effect to the strategic restructuring, we believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements at least through the fourth quarter of 2005. In the event that sufficient additional funds are not obtained or strategic partners are not found in the future, we may be required to delay, reduce or curtail the scope of our picoplatin development program, including any clinical trials, and other product development efforts and/or further reduce costs for facilities and administration.

We acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. in April 2004. Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and common stock. Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales. We initiated our first picoplatin clinical trial, a Phase II study of picoplatin in small cell lung cancer, in June 2005, and it is therefore unlikely that these milestones would be triggered during 2005 or 2006. Because we cannot predict the length of time to completion of our Phase II study, the time of initiation and completion of a Phase III study or the time of submission of a New Drug Application (NDA) for picoplatin, we are unable to predict when such milestones might be triggered after 2006. We also currently plan to initiate a study of picoplatin in patients with colorectal cancer in late 2005 or early 2006.

Also in April 2004, we sold and transferred our Pretarget intellectual property to Aletheon Pharmaceuticals, Inc. Under the agreement, we could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales. We did not receive any upfront consideration for the sale of the Pretarget property. We discontinued our clinical studies using the Pretarget technology in July 2002, and sought, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology. The sale of the Pretarget intellectual property relieves us of the annual costs associated with maintaining the Pretarget patent estate. During 2003, we spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks. For 2004, these costs were approximately $70,000. Seattle-based Aletheon is a development stage biotherapeutics company founded by two former NeoRx employees. The timing and amount of milestone payments, if any, are uncertain. The terms of the transaction were determined through arms-length negotiation. Neither the Company nor Bay City Capital LLC and its affiliates at any time has held, or in the future plans to acquire, a financial interest in Aletheon.

In February 2004, we raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX. The loan, which matures in April 2009, is secured by the assets acquired in the transaction. The interest rate on the loan was 6.00% on June 30, 2005. The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 6.25% on August 5, 2005. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during the quarters ended June 30, 2005 and 2004 totaled $126,000 and $115,000, respectively. In December 2003, we sold a non-essential portion of the Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of June 30, 2005, the outstanding balance of the loan was $4.1 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009. Based on an interest rate of 6.25% (effective July 1, 2005), the estimated principal balance payable at maturity would be $3.07 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s operations. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4.1 million at June 30, 2005) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means. Texas State Bank has confirmed that it will not declare the loan in default based solely on our suspension, either temporarily or permanently, of manufacturing activities at the Denton facility. Additionally, we do not believe that our strategic restructuring announced in May 2005 constitutes a material adverse change in our operations or would affect our ability to continue to make payments under the loan, which would cause Texas State Bank to accelerate the loan, nor has Texas State Bank indicated that it views the restructuring as such. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions to declare us in default of the loan. We have received a preliminary appraisal of the Denton facility. The preliminary appraisal values range from $3.0 million as a general purpose facility to $5.0 million as a special purpose facility. Given the information available, we believe it is most likely that we would receive proceeds toward the lower end of that range. There can be no assurance that the sale proceeds, if any, received by us from the sale of the Denton facility and other assets will be sufficient to satisfy the outstanding balance on the Texas State Bank loan.

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

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2005, we had net working capital of $9.1 million and had an accumulated deficit of $248.5 million with total shareholders’ equity of $10.4 million. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern.

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

In May 2005, we implemented a strategic restructuring plan to reduce costs by discontinuing our STR development program and other STR related activities. The restructuring is described in more detail in the section above entitled “Strategic Restructuring.”

We have no assurance that our restructuring or any other cost savings alternatives will be successful. We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. If we are unable to obtain sufficient cash when needed to fund our operations, we may be forced to seek protection from creditors under the bankruptcy laws.

On August 4, 2005, we entered into a Research Funding and Option Agreement with The Scripps Research Institute, or TSRI. Under the agreement, we have agreed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget, which provides for an initial payment of $137,500 on August 8, 2005 and aggregate payments of $1,012,500 and $1,350,000 in 2006 and 2007, respectively.

Our actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005;

•      our ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•       the costs of the restructuring announced in May 2005, including the costs associated with discontinuing our STR development program, reducing  our workforce and closing and decommissioning the Denton, Texas manufacturing facility, as well as the timing and amounts of proceeds from any sale of the Denton facility and assets;

•      our alternatives with respect to the STR assets, including any potential disposition or out-licensing alternatives and the timing, type and amount of consideration received and other terms of any such transactions;

•      the timing and amount of any milestone or other payments we might receive from or pay to potential strategic partners;

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

At June 30, 2005, we had the following long-term contractual commitments:

Payments Due by Period

(in thousands)

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Lease commitments	657	1,138	605	—	2,400
Note payable (1)	503	1,006	3,445	—	4,954	(2)
Purchase commitments	625	1,875	—	—	2,500
	1,785	4,019	4,050	—	9,854

(1) Amounts include interest payments.

(2) Amount includes total principal payment of $4,101 as reflected on the Condensed Consolidated Balance Sheet as of June 30, 2005.

We believe we have adequate resources to meet our obligations as they come due through December 31, 2005.

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

We have not been profitable since our formation in 1984. As of June 30, 2005, we had an accumulated deficit of $248.5 million. Our net loss for the quarter ended June 30, 2005 was $8.9 million. We had net losses of

$19.4 million for the year ended December 31, 2004, and $5.1 million for the year ended December 31, 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. In May 2005, we announced the discontinuation of our STR (bone-targeted radiotherapeutic) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based compound. We do not anticipate that our proposed picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our picoplatin product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products. We currently have available very limited funds to support our picoplatin or any other clinical programs. The costs of our clinical programs could vary substantially if we have to repeat, revise or expand the scope of the trials, or conduct additional clinical trials. We will be required to obtain additional funding or enter into strategic partnerships to continue development of picoplatin or any other proposed products, and to fund ongoing operations.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction on March 7, 2005. We intend to use the net proceeds from this financing added to our existing funds to support our Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program. Our total cash and marketable securities, which include the funds from this financing, was $11.5 million at June 30, 2005.

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

In May 2005, we announced the immediate implementation of a strategic restructuring plan to reduce costs by discontinuing our STR development program and other STR related activities. The restructuring is described in more detail in the section above entitled “Strategic Restructuring.”

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

On August 4, 2005, we entered into a Research Funding and Option Agreement with The Scripps Research Institute, or TSRI. Under the agreement, we have agreed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget, which provides for an initial payment of $137,500 on August  8, 2005 and aggregate payments of $1,012,500 and $1,350,000 in 2006 and 2007, respectively.

The amount of additional financing we require will depend on a number of factors, including the following:

•      the scope and timing of our proposed picoplatin clinical program and other research and development efforts, including the progress and costs of  our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005;

•      our ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•      the costs of the strategic restructuring announced in May 2005, including the costs of discontinuing our STR development program, reducing our workforce and closing and decommissioning the Denton, Texas manufacturing facility, as well as the timing and proceeds from any sale of the Denton facility and assets;

•      our alternatives with respect to the STR assets, including any potential disposition or outlicensing alternatives and the timing, amount and type of consideration received and other terms of any such transactions;

•      the timing and amount of any milestone or other payments we might receive from or pay to potential strategic partners;

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

In June 2005, we initiated a Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer. This trial is a randomized trial comparing picoplatin to topotecan in patients with small cell lung cancer who are refractory or resistant to previous platinum-based therapy. Topotecan is an anti-tumor drug currently used off-label as a treatment for small cell lung cancer sensitive disease after failure of first line chemotherapy. The endpoints of the proposed picoplatin trial include survival, time to progression, duration of response and response rate.

We also plan to undertake a Phase I/II trial of picoplatin in colorectal cancer. The proposed trial would evaluate increasing doses of picoplatin in combination with the chemotherapy agents 5-fluorouracil and leucovorin in patients who have failed a 5-fluorouracil/leucovorin chemotherapy regimen. Endpoints would include safety, response rate (tumor shrinkage), duration of response and time to progression. This proposed trial currently is targeted to begin in late 2005 or early 2006.

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

We may not initiate, advance or complete our picoplatin clinical trials as projected or achieve successful results.

We will rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our proposed picoplatin product. Further, we are seeking to enter into license agreements, partnerships or other collaborative arrangements to support financing, development and commercialization of our picoplatin product candidate. To the extent that we now or in the future participate in such collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to initiate, advance or complete, or experience delays in or are forced to curtail our current or planned clinical trials, our stock price and our ability to conduct our business could be materially negatively affected.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our picoplatin clinical trials may not be sufficient to support regulatory approval of our proposed picoplatin product. The clinical trials of picoplatin and any other proposed products may not be initiated or completed on schedule, and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of a cancer therapy product under development would delay or prevent regulatory approval of the product, which would prevent us from marketing the proposed product.

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

For our picoplatin product candidate to be successful, we need sufficient, reliable and affordable supplies of the picoplatin drug product. Sources of picoplatin drug product may be limited, and third-party suppliers of picoplatin drug product may be unable to manufacture drug product in amounts and at prices necessary to successfully commercialize our picoplatin product. Moreover, third-party manufacturers must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant an NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers fails to comply with these requirements, we may be subject to regulatory action.

We have a limited supply of picoplatin drug product that was manufactured by a prior licensee in September 2004 and earlier. The drug product has been demonstrated to be stable for 12-18 months from the date of manufacture, which time period is not sufficient to complete both of our current and proposed clinical trials of picoplatin. We have entered into an agreement with Hyaluron, Inc. to manufacture and supply additional picoplatin drug product on a purchase order, fixed fee basis. The agreement will continue until April 15, 2010, subject to earlier termination by either party in the event of an uncured material breach or the liquidation or bankruptcy of the other party. We may terminate the agreement if we decide to no longer pursue manufacturing or distribution of picoplatin. There is no assurance that Hyaluron will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis. There are in general relatively few manufacturers and suppliers of picoplatin drug product. If Hyaluron or an alternate manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to us, we may suffer delays in, or be prevented from, initiating or completing our clinical trials of picoplatin.

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

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX. The loan, which matures in April 2009, is secured by the assets acquired in the transaction. The interest rate on the loan was 6.00% on June 30, 2005. The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 6.25% on August 5, 2005. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during the quarters ended June 30, 2005 and 2004 totaled $126,000 and $115,000, respectively. In December 2003, we sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of June 30, 2005, the outstanding balance of the loan was $4.1 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009. Based on an interest rate of 6.25% (effective July 1, 2005), the estimated principal balance payable at maturity would be $3.07 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our operations. If this were to occur, Texas State Bank could declare the entire amount of the loan ($4.1 million at June 30, 2005) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means. Texas State Bank has confirmed that it will not declare the loan in default based solely on our suspension, either temporarily or permanently, of manufacturing activities at the Denton facility. Additionally, we do no believe that our strategic restructuring announced in May 2005 constitutes a material adverse change in our operations or would affect our ability to continue to make payments under the loan, which would cause Texas State Bank to accelerate the loan, nor has Texas State Bank indicated that it views the restructuring as such. We can provide no assurance, however, that Texas State Bank will not some time in the future seek to rely on these or other provisions to declare the company in default of the loan. We have received a preliminary appraisal of the Denton facility. The preliminary appraisal values range from $3.0 million as a general purpose facility to $5.0 million as a special purpose facility. Given the information available, we believe it is most likely that we would receive proceeds toward the lower end of that range. There can be no assurance that the sale proceeds, if any, received by us from the sale of the Denton facility and other assets will be sufficient to satisfy the outstanding balance on the Texas State Bank loan.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, sale, marketing, distribution and manufacture of picoplatin and any other future product candidates and technologies in the US and Europe. At present, our only material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. AnorMED retains the right, at our cost, to prosecute patent applications and maintain all patents. The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash. The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of a picoplatin Phase II study or initiation of a picoplatin Phase III study, submission to the FDA of an NDA for picoplatin, regulatory approval from the FDA of picoplatin and the attainment of certain levels of annual net sales of picoplatin. Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales. We cannot be certain of the extent of our success, if any, in commercializing picoplatin and attaining established milestones. We initiated our first picoplatin clinical trial, a Phase II study of picoplatin in small cell lung cancer,  in June 2005 and it is therefore unlikely that these milestones will be triggered during 2005 or 2006. Because we cannot predict the length of time to completion of our Phase II study, the time of initiation and completion of a Phase III study or the time of submission of an NDA for picoplatin, we are unable to predict when such milestones might be triggered after 2006. The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country. If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our current and planned picoplatin clinical studies.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on US Patent Number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED. We may be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering picoplatin after regulatory approval, if any, of such product in the US.

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

Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner. We have terminated our STR manufacturing operations in Denton, Texas and are preparing that facility for possible sale. We currently estimate that the 2005 costs associated with the closure of the Denton facility, including decommissioning costs, will be approximately $0.7 million. These costs could increase substantially, depending on actions of regulators or if we discover previously unknown contamination in or around the facility. In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

In June 2005, Dr. Karen Auditore-Hargreaves resigned as President and Chief Operating Officer of the Company and Linda Findlay was, as part of our strategic restructuring, terminated as Vice President, Human Resources. Although Dr. Auditore-Hargreaves and Ms. Findlay were officers of the Company, we did not, at the time of their resignation and termination, consider them key employees in terms of our picoplatin product development. The responsibilities of Dr. Auditore-Hargreaves and Ms. Findlay have been reassisnged to other members of management. We did not experience any material disruptions or delays as a consequence of the resignation and termination of Dr. Auditore-Hargreaves and Ms.Findlay.

As of August 5, 2005, we had a total work force of 24 full-time employees and 2 part-time employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in several key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Risks Related to Our Common Stock

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market; we currently are not in compliance with The Nasdaq SmallCap minimum bid requirement and failure to regain and maintain compliance with this and other continued listing standards could result in delisting and adversely affect our market price and liquidity.

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

On May 12, 2005, we received a notice from Nasdaq indicating that the Company is not in compliance with Nasdaq Marketplace Rule 4310(c)(8)(D) (the Minimum Bid Price Rule) because the closing bid price of our common stock has been below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rules, we have been provided 180 calendar days, or until November 8, 2005, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance with the Minimum Bid Price Rule by November 8, 2005, Nasdaq will determine whether the Company meets The Nasdaq SmallCap Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the Minimum Bid Price Rule. If the Company meets the initial listing criteria, we will be entitled to an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, Nasdaq will provide us written notification that our common stock will be delisted. In such case,  we have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel.

If our common stock were to be delisted from The Nasdaq SmallCap Market, we would may seek quotation on a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2004, the high and low closing sale prices were $5.78 and $1.43. In 2003, the high and low closing sale prices were $6.47 and $0.37. The high and low closing sale prices during the period from January 2, 2005 through August 5, 2005 were $2.34 and $0.47, respectively. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

•      announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations, new commercial products or changes in product development strategies;

•      the availability of critical materials used in developing our proposed picoplatin product;

•      our ability to conduct our picoplatin clinical development program on a timely and cost-effective basis and the progress and results of our clinical trials and those of our competitors;

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

Our articles of incorporation authorize our board of directors to issue up to 150,000,000 shares of common stock and up to 3,000,000 shares of preferred stock. With respect to preferred stock, our board has the authority to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders.

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

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2005, the Company owned no government debt instruments and no corporate debt securities.

The Company’s only outstanding debt is its note payable to Texas State Bank. The outstanding balance of the note was $4.1 million on June 30, 2005. The note, which matures in April 2009, bears interest equal to the bank prime rate. The interest rate on the note is adjusted on the same date that the bank prime rate changes. The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies, the Company’s interest expenses may increase as the bank prime interest rate increases. Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on June 15, 2005. The following nominees were elected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Abstain

Gerald Mc Mahon	28,408,500	1,154,649
Frederick B. Craves	28,300,228	1,262,921
E. Rolland Dickson	28,437,270	1,125,879
Carl S. Goldfischer	28,472,312	1,090,837
Alan A. Steigrod	28,441,532	1,121,617
David B. Stevens	27,862,313	1,700,836
Robert M. Littauer	27,828,504	1,734,645
Alan Glassberg	28,476,777	1,086,372

The proposal to approve an amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 60,000,000 shares to 150,000,000 shares was approved by the votes set forth below:

Holders of Common Stock and Series B Stock Voting Together as a Single Voting Group:

For	27,013,693
Against	2,468,328
Abstain	81,128

Holders of Common Stock Voting as a Separate Voting Group:

For	27,013,693
Against	2,468,328
Abstain	81,128

The proposal to approve the NeoRx Corporation 2004 Incentive Compensation Plan was approved by the vote set forth below:

Holders of Common Stock and Series B Stock Voting Together as a Single Voting Group:

For	5,185,365
Against	2,309,555
Abstain	75,603

Item 5. Other Information

(a) Entry Into Material Definitive Agreement. Effective July 1, 2005, the Company entered into a Consulting Agreement with Alan B. Glassberg, MD, a director of the Company. Under the agreement, Dr. Glassberg agrees to provide consulting and advisory services relating to the Company’s platinum compound technology and  other evaluation and services relative to new business and technology opportunities, premarketing assessments and general clinical and business strategies. NeoRx will pay Dr. Glassberg a fee of $300 per hour for his services, subject to a maximum (excluding reimbursement for actual and necessary out-of-pocket expenses) of $55,000. The term of the agreement runs from July 1, 2005 until December 1, 2005. The agreement may be terminated by either party immediately with cause, or upon 30 days written notice without cause. A copy of the agreement is attached to this report as Exhibit 10.35, and incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date: August 9, 2005	By:	/s/ SUSAN D. BERLAND
Susan D. Berland
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended June 15, 2005	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Indemnification Agreement (‡)	(H)
10.7	Stock Option Grant Program for Nonemployee Directors under the NeoRx 2004 Incentive Compensation Plan, as amended	(B)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.12	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.13	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.14	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(L)
10.16	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.17	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.18	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(L)
10.19	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.20	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.21	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(L)
10.22	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.23	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P)
10.24	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.25	Amended and Restated 2004 Incentive Compensation Plan (‡)	(G)
10.26

Manufacturing and Supply Agreement dated as of May 4, 2004, between Hyaluron, Inc. and the Company. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(T)
10.27	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(L)

10.28	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.29	Change of Control Agreement dated as of May 11, 2004, between the Company and Jerry McMahon (‡)	(R)
10.30	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.31	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of October 25, 3004, between the Company and Susan D. Berland (‡)	(L)
10.32	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.33	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.34	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.35	Consulting Agreement between the Company and Alan B. Glassberg, M.D. (‡)	(T)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(T)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(T)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(T)
32.2	Section 1350 Certification of Chief Financial Officer	(T)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2005, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 29, 2005.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2005, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(S)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2004, and incorporated herein by reference.

(T)	Filed herewith.