Form 10-Q
period 2005-09-30
NEORX CORP
filed 2005-11-09
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of November 4, 2005, 34,322,293 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II

OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,208	$16,254
Investment securities	—	1,499
Prepaid expenses and other current assets	765	639
Total current assets	8,973	18,392

Facilities and equipment, net	299	7,102
Other assets	45	67
Assets held for sale	3,027	—
Licensed products, net of accumulated amortization of $250 and $125	1,750	1,875
Total assets	$14,094	$27,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292	$1,130
Accrued liabilities	2,479	1,271
Current portion of note payable	1,280	302
Total current liabilities	4,051	2,703

Long-term liabilities:
Note payable, net of current portion	2,755	3,905

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at September 30, 2005 and December 31, 2004 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at September 30, 2005 and December 31, 2004 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 150,000,000 shares authorized, 34,322,293 and 30,908,753 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	687	618
Additional paid-in capital	258,282	254,510
Accumulated deficit, including other comprehensive loss of $0 and $1 at September 30, 2005 and December 31, 2004, respectively	(251,685)	(234,304)
Total shareholders’ equity	7,288	20,828
Total liabilities and shareholders’ equity	$14,094	$27,436

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$2	$5	$4	$1,013
Operating expenses:
Research and development	1,978	3,118	7,699	10,009
General and administrative	1,160	1,492	4,582	5,173
Realized net gain on equipment disposals	(184)		(184)	—
Asset impairment loss	—	—	3,346	—
Restructuring	140	—	1,644	—
Total operating expenses	3,094	4,610	17,087	15,182
Loss from operations	(3,092)	(4,605)	(17,083)	(14,169)
Other income (expense):
Interest income	81	83	272	232
Interest expense	(67)	(59)	(196)	(156)
Total other income	14	24	76	76
Net loss	(3,078)	(4,581)	(17,007)	(14,093)
Preferred stock dividends	(125)	(125)	(375)	(375)
Net loss applicable to common shares	$(3,203)	$(4,706)	$(17,382)	$(14,468)

Loss per share applicable to common shares:
Basic and diluted	$(0.09)	$(0.15)	$(0.52)	$(0.48)

Shares used in calculation of loss per share:
Basic and diluted	34,279	30,419	33,443	29,901

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(17,007)	$(14,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390	592
Net gain on disposal of equipment	(167)	—
Asset impairment loss	3,346	—
Restructuring	905	—
Stock options and warrants issued for services	(21)	(6)
Stock-based employee compensation	5	340
Change in operating assets and liabilities:
Prepaid expenses and other assets	100	216
Accounts payable	(838)	(38)
Accrued liabilities	178	(133)
Net cash used in operating activities	(13,109)	(13,122)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,500	10,874
Purchases of investment securities	—	(32)
Facilities and equipment purchases	(79)	(301)
Licensed products	—	(1,000)
Proceeds from sales of equipment	207	—
Net cash provided by investing activities	1,628	9,541

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	—	448
Repayment of note payable principal	(172)	(226)
Preferred stock dividends	(250)	(250)
Net proceeds from issuance of common stock and warrants	3,857	9,042
Net cash provided by financing activities	3,435	9,014

Net (decrease) increase in cash and cash equivalents	(8,046)	5,433

Cash and cash equivalents:
Beginning of period	16,254	15,166
End of period	$8,208	$20,599

Supplemental disclosure of cash flow information:
Accrual of preferred dividend	$375	$375
Cash paid for interest	$195	$144
Purchase of Licensed Products with common stock	$—	$1,000
Transfer of assets out of Facilities and Equipment to Assets Held for Sale	$3,255	$—

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

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of September 30, 2005, the Company had net working capital of $4.9 million and had an accumulated deficit of $251.7 million with total shareholders’ equity of $7.3 million.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

Management believes that current cash and cash equivalent balances, and any net cash provided by operations, will provide adequate resources to fund operations at least until December 31, 2005.  The Company will need to raise additional capital to fund its 2006 and future operations.  Management is actively exploring a number of alternatives to enable the Company to continue operating, including:

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

On May 6, 2005, the Company announced the implementation of a strategic restructuring plan to refocus the Company’s resources on the development of picoplatin (NX 473).  This restructuring included the discontinuation of the Company’s skeletal targeted radiotherapy (STR) development program, including halting further patient enrollment in the Company’s Phase III trial of STR in multiple myeloma, ceasing operations at the Company’s Denton, Texas facility, where STR was manufactured, and reducing the Company’s workforce by 21 employees, leaving a post-restructuring workforce of 29 employees.  The Company expanded its restructuring activities under the plan in June 2005 to include the termination of 4 additional employees.  Under the plan, the Company will conserve its financial resources to focus on its picoplatin clinical program, including its Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005.  The Company recorded a restructuring charge of $1,504,000 during the period ended June 30, 2005 and recorded an additional charge of $140,000 during the quarter ended September 30, 2005 due to anticipated increased waste disposal costs at its Denton, Texas facility. The total restructuring charge recorded by the Company was $1,644,000 for the nine months ended September 30, 2005.  The Company made $739,000 of restructuring payments through September 30, 2005, leaving an accrued restructuring charge of $905,000 as of September 30, 2005.

The Company evaluated its STR assets in light of the restructuring and determined that the related assets were impaired.  A charge of $3,346,000 against operations was recognized in June 2005 to reflect the impairment.  The Company sold a portion of the STR-related assets for the quarter ended September 30, 2005, resulting in a reduction of $24,000 in the carrying amount of these assets held for sale.  While these asset sales resulted in the recognition of a gain on sale, no adjustment to the impairment charge was deemed appropriate.  Future adjustments to the charge may be taken as the remaining related assets are sold or otherwise disposed of.  The Company is actively seeking a buyer for the Denton facility and its STR related assets (See Note 5).  However, given the inherent uncertainty of the timing of a sale of the Denton facility, the Company has classified this asset as long term.

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

The accompanying condensed consolidated financial statements are unaudited.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the periods ended
September 30, 2005 and 2004.

The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the expected operating results for the full year.

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

Had compensation cost for these stock option plans for employees been determined using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common shares:
As reported	$(3,203)	$(4,706)	$(17,382)	$(14,468)
Add: Stock-based employee compensation expense included in reported net loss	—	—	6	340
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(286)	(313)	(906)	(1,270)
Pro forma	$(3,489)	$(5,019)	$(18,282)	$(15,398)
Loss per common share, basic and diluted:
As reported	$(0.09)	$(0.15)	$(0.52)	$(0.48)
Pro forma	$(0.10)	$(0.16)	$(0.55)	$(0.51)

The per share weighted-average fair value of stock options granted during the quarter and nine months ended September 30, 2005 and 2004 was $0.45, $1.67, $0.77, and $1.97, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.18%	3.14%	3.87%	3.42%
Expected volatility	120.2%	122.3%	122.9%	122.1%
Expected life in years	3.00	4.00	3.35	4.00

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Common stock options	4,351,474	4,050,285	4,351,474	4,050,285
Common stock warrants	3,225,400	1,587,500	3,225,400	1,587,500

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2005 and 2004, respectively, and the 3,446,389 and 3,150,000 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2005 and 2004, respectively, because the effect of including such shares would not be dilutive.

Note 3.  Comprehensive Loss

The Company’s comprehensive loss for the quarters ended September 30, 2005 and 2004 was $3,078,000 and $4,576,000, respectively.  The comprehensive loss for the quarters ended September 30, 2005 and 2004 consisted of net loss of $3,078,000 and $4,581,000, respectively, and a net unrealized gain on investment securities of $0 and $5,000, respectively.  The comprehensive loss for the nine months ended September 30, 2005 and 2004 was $17,006,000 and $14,089,000, respectively.  The comprehensive loss for the nine months ended September 30, 2005 and 2004 consisted of net loss of $17,007,000 and $14,093,000, respectively, and a net unrealized gain on investment securities of $1,000 and $4,000, respectively.

Note 4.  Common Stock Private Placement

The Company raised approximately $3,800,000 in net proceeds from the sale of 3,320,000 shares of common stock in a private placement transaction in March 2005 (the March 2005 Financing).  In connection with this private placement, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share.  The warrants became exercisable beginning on September 3, 2005 and, thereafter, are exercisable at any time during their term.  The Company intends to use the net proceeds from the financing added to its existing funds to support the current Phase II trial in picoplatin (NX 473) in small cell lung cancer and for general working capital, including restructuring costs associated with the Company’s termination of its STR development program (see Note 1 above).  The 3,320,000 shares of common stock issued in the March 2005 Financing, and the shares of common stock issuable upon exercise of the warrants related thereto, have been registered with the SEC.

NOTE 5.  Asset Impairment Loss

In June 2005, the Company recognized an asset impairment loss of $3,346,000 on certain facilities and equipment resulting from the Company’s decisions to terminate its STR program. The loss on the Denton manufacturing facility and related equipment was determined based on an appraisal study commissioned by the Company, as well as management reviews with the assistance of outside commercial real estate brokers.  The Company used a fair value of $3,300,000 for the Denton facility in determining the impairment loss.  This valuation was the result of weighting the range of values in the appraisal study, which varied from $3,100,000 to $5,000,000. The loss on the equipment at the Seattle facility was determined based on estimates of potential sales values of used equipment.  These impairment charges established new cost bases for the impaired assets, which are reported in Assets Held for Sale and other current assets on the accompanying Condensed Consolidated Balance Sheets.  The Company is actively seeking a buyer for the Denton facility and its STR related assets.  However, given the inherent uncertainty of the timing of a sale of the Denton facility, the Company classified this asset as long term.

The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Impaired Carrying Value as of June 30, 2005	Disposals of Assets	Post Impairment Carrying Value as of September 30, 2005

Equipment – Seattle, WA	$155,000	$45,000	$(24,000)	$21,000
Equipment – Manufacturing Facility, Denton, TX	589,000	183,000	—	183,000
Manufacturing Facility – Denton, TX	2,602,000	3,027,000	—	3,027,000
Total	$3,346,000	$3,255,000	$(24,000)	$3,231,000

NOTE 6.  Restructuring

In May and June 2005, the Company restructured its operations and reduced its work force by 50% in connection with the implementation of its restructuring plan to refocus its resources on the development of picoplatin (NX 473)  and discontinue its STR development program.  The employees terminated as part of the reduction of staff were no longer with the Company at June 30, 2005 and will not be providing future services to the Company.  The Company incurred termination benefits charges of totaling $892,000 related to the reduction in staff in May and June 2005.  Of this amount, $441,000 remained unpaid as of September 30, 2005, which amount is payable within one year.  The Company incurred additional non-employee charges totaling $612,000 related to the discontinuation of its STR clinical trials and the closure of its radiopharmaceutical manufacturing plant and STR research facilities, primarily consisting of contract termination and decommissioning costs.  The Company recorded an additional charge of $140,000 for decommissioning costs during the quarter ended September 30, 2005 due to anticipated increased waste disposal costs at its radiopharmaceutical manufacturing plant in Denton, Texas.  Of the total non-employee charges totaling $752,000, $464,000 remained unpaid as of September 30, 2005, which amount is payable within one year.

The following table summarizes the change in the restructuring accrual from initial recognition through September 30, 2005:

Description	Initial Restructuring Charge	Payment of Restructuring Obligations	Adjustment of Restructuing Charge	Accrued Restructuring Charge as of September 30, 2005

Employee termination benefits	$892,000	$(451,000)	$—	$441,000
Contract termination costs	378,000	(347,000)	—	31,000
Other termination and consolidation costs	234,000	59,000	140,000	433,000
Sub-total	612,000	(288,000)	140,000	464,000
Total	$1,504,000	$(739,000)	$140,000	$905,000

Note 7.  Liquidity

The Company will need to raise additional capital or enter into strategic partnerships for the clinical development of its picoplatin platinum compound and to fund its 2006 and future operating cash needs.

The Company raised approximately $9,000,000 in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004. The Company raised approximately $3,800,000 in net proceeds from the sale of common stock and warrants in March 2005.

In connection with its 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, TX (the Bank).  The loan, which matures in April 2009, is secured by the assets acquired in the transaction and certain cash collateral.  The interest rate on the loan was 6.75% on September 30, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.00% on November 4, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended September 30, 2005 and 2004 totaled $126,000 and $115,000, respectively. In December 2003, the Company sold a non-essential portion of the Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan.  As of September 30, 2005, the outstanding balance of the loan was $4,035,000.  The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 6.75% (effective September 20, 2005) and taking into account the early payment of a minimum of $1,000,000 in additional principal under the arrangement described below, the estimated principal balance payable at maturity would be $1,864,000.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s financial condition, results of operations, business or properties.  If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($4,035,000 at September 30, 2005) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, the Company has ceased manufacturing operations at the Denton, TX facility and is actively working to sell the facility and other STR assets. The Company has listed the Denton facility for sale at a price of $3,300,000. (See Note 5 above.)  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  There can be no assurance that the Bank will approve the price or other terms of any offer received by the Company to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by the Company from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, the Company placed $1,000,000 cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  The Company has agreed that if it is unable to obtain at least $15,000,000 in new financing on or before January 31, 2006, the Bank may apply the $1,000,000 cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank has agreed that the Company’s cessation of operations at the Denton facility will not be declared an event of default under the loan as long as the Company continues to pay insurance and taxes on and otherwise maintains the facility.  Additionally, the Bank has agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties. If the Company obtains $15,000,000 or more in new financing on or before January 31, 2006, the Company has agreed to make a principal payment on the loan by January 31, 2006 in an amount that reduces the unpaid principal owing on the loan to an amount equal to the lowest of $2,640,000; 80% of the fair market value of the Denton facility as reflected in the most recent appraisal; or 80% of the sales price in the most recent listing agreement on the Denton facility.  In such case, the Bank has agreed that it will not, after January 31, 2006, declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties as long as the principal balance on the loan does not exceed the lesser of 80% of the fair market value of the Denton facility as reflected in the most recent appraisal or 80% of the sales price in the most recent listing agreement on the Denton facility.  The Company can provide no assurance that it will successfully secure new financing by January 31, 2006, or at all, or that the Bank will not at some time in the future seek to rely on the foregoing or other provisions to declare the Company in default of the loan.

On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI).  Under the agreement, the Company has agreed to provide TSRI an aggregate of $2,500,000 over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer.  The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration.  The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget.  On August 8, 2005, the Company made an initial funding payment to TSRI of $137,500.  The agreement provides for additional aggregate funding payments of $1,012,500 and $1,350,000 in 2006 and 2007, respectively.

The Company’s actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of the Company’s picoplatin clinical program and other research and development efforts, including the progress and costs of the Company’s current Phase II trial of picoplatin in small cell lung cancer;

•      the Company’s ability to raise additional funding and the amounts raised, if any;

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

•      the costs of any research collaborations or strategic partnerships established, if the Company chooses to pursue such activities; and

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that the Company will be able to raise additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  The report of the Company’s independent registered public accountants issued in connection with the Company’s annual report on Form 10-K for the year ended December 31, 2004 contains a statement expressing substantial doubt regarding the Company’s ability to continue as a going concern. Conditions in the capital markets in general and the life science capital market specifically may affect the Company’s potential financing sources and opportunities for strategic partnering. If the Company is unable to obtain sufficient cash to fund its operations, the Company may be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

Note 8.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations.  Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants.  Stock compensation expense under the prior rules would have increased reported diluted loss per share by $.01 for the quarter ended September 30, 2005.  Upon adoption of the revised standard, stock option awards will be charged to expense under the revised rules, which require that an expense be recognized equal to the fair value of the award.  The Company has not determined the effect of the new standard on its earnings; however, expense under the new standard will be higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards, and their fair values and, therefore, the effect on diluted earnings per share could change. The adoption of the Statement is expected to have a material effect on the financial statements.

In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, the Company expects to adopt the revised rules on January 1, 2006.

Note 9.  Subsequent Event

As described in detail in Note 7 above, the Company and Texas State Bank entered into a letter agreement dated October 14, 2005, pursuant to which the Company has agreed to deliver additional cash collateral to secure the payment of the Bank loan.

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

Strategic Restructuring

On May 6, 2005, we announced the implementation of a strategic restructuring plan to refocus our resources on the development of picoplatin (NX 473).  This restructuring included the discontinuation of our Skeletal Targeted Radiotherapy (STR™) development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton, Texas facility, where STR was manufactured, and reducing our workforce by 21 employees, leaving a post-restructuring workforce of 29 employees.  Under the plan, we will conserve our financial resources to focus on our picoplatin clinical program, including our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005.  We recorded a restructuring charge of approximately $1.5 million during the period ended June 30, 2005 and recorded an additional charge of $140,000 during the quarter ended September 30, 2005 due to anticipated increased waste disposal costs at its Denton, Texas facility.  We have recorded a total restructuring charge of $1.6 million for the nine months ended September 30, 2005.  We made $739,000 of restructuring payments through September 30, 2005, leaving an accrued restructuring charge of $905,000 as of September 30, 2005.

We evaluated our STR assets in light of the restructuring and determined that a likely impairment existed on those assets.  A charge of approximately $3.3 million was taken against operations in June 2005 to reflect such impairment.  The Company sold a portion of the STR-related assets through September 30, 2005, resulting in a reduction of $24,000 in the carrying amount of these assets held for sale and a net gain of $184,000.  While these asset sales resulted in the recognition of a gain on sale, no adjustment to the impairment charge was deemed appropriate.  Future adjustments to the charge may be taken as the remaining related assets are sold or otherwise disposed of.  We are actively seeking a buyer for the Denton facility and our STR related assets.  However, given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long term.

We are continuing to evaluate other areas where additional expenses can be reduced. We will require additional capital to support the development of picoplatin and to fund our cash operating needs.

Results of Operations

Quarter and nine months ended September 30, 2005 compared to quarter and nine months ended September 30, 2004

Revenue for the third quarter of 2005 was $2,000, compared with $5,000 for the third quarter of 2004.  Revenue for the nine months ended September 30, 2005 was $4,000, compared with $1.0 million for the nine months ended September 30, 2004.  Revenue for the quarter and nine months ended September 30, 2005 consisted of royalties from out-licensed intellectual property.  Revenue for the quarter and nine months ended September 30, 2004 consisted primarily of milestone payments from Boston Scientific Corporation.

Total operating expenses for the third quarter of 2005 decreased 33% to $3.1 million, from $4.6 million for the third quarter of 2004, and increased 13% to $17.1 million for the nine months ended September 30, 2005, from $15.2 million for the same period in 2004.  Total operating expenses for the nine months ended September 30, 2005 include a non-cash asset impairment charge of $3.3 million.  Additionally, a restructuring charge of $1.6 million, relating to termination benefits for the reduction in staff completed in May and June 2005 and for other costs associated with the termination of our STR program, is included in total operating expenses for the nine months ended September 30, 2005.  The decrease in Research and development (R&D) expenses and General and administrative (G&A) expenses was due to lower clinical and personnel costs resulting from the termination of our STR clinical program.

R&D expenses decreased 37% to $2.0 million for the third quarter of 2005, from $3.1 million for the third quarter of 2004, and decreased 23% to $7.7 million for the nine months ended September 30, 2005, from $10.0 million for the same period in 2004.  The decrease in R&D expenses for the third quarter of 2005 and nine months ended September 30, 2005 resulted from lower clinical costs due to the termination of our STR clinical program, including our STR Phase III trial in multiple myeloma.

G&A expenses decreased 22% to $1.2 million for the third quarter of 2005, from $1.5 million for the third quarter of 2004, and decreased 11% to $4.6 million for the first nine months of 2005, compared with $5.2 million for the same period in 2004.  The reduction in G&A costs for 2005 is due primarily to reductions in personnel, consultant activity and accounting fees.

Cash and investment securities as of September 30, 2005 were $8.2 million, compared with $17.8 million at December 31, 2004.  In March 2005, we raised approximately $3.8 million in net proceeds through the sale in a private placement of 3,320,000 shares of common stock.  The purchasers in that offering also received five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at $2.00 per share.  We will require additional funds to support our picoplatin clinical program and fund our 2006 and future cash operating needs.  In the event that sufficient additional funds are not obtained, the Company may be required to delay, reduce or curtail the scope of its picoplatin clinical program and other product development efforts and explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

Major Research and Development Projects

Our major research and development project through May 6, 2005 and during the fiscal quarter ended September 30, 2005 was STR, a bone-targeting radiotherapeutic.  On May 6, 2005, we announced the implementation of a strategic restructuring program to refocus our resources on the development of picoplatin (NX 473), a next-generation platinum-based cancer therapy.  This restructuring included the discontinuation of our STR development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton facility, where STR was manufactured, and reducing our workforce to 29 employees.  Under the plan, we will conserve our financial resources to focus on our picoplatin clinical program, including our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005.  We have incurred costs of approximately $58.2 million in connection with the STR program since the program’s inception in 1998.

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval were in the range of $35-40 million, including cost of clinical drug supply.  These costs would have been substantially higher if we were required to repeat, revise or expand the scope of our trials, or conduct additional clinical trials. The termination of the STR development program relieves us of the annual costs associated with the program, including manufacturing, clinical trial and personnel costs.  During 2004, these costs were approximately $10.2 million.  For 2005, these costs were expected to be approximately $4.5 million.  We are actively seeking a buyer for the Denton facility and our STR related assets.  Given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long term.

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

Our current major research and development project is picoplatin (NX 473), a next-generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors.  We initiated a Phase II clinical study of picoplatin in small cell lung cancer in June 2005.  To date, we have incurred costs of approximately $3.0 million in connection with the picoplatin clinical program.  Total estimated costs to complete the picoplatin Phase II trial in small cell lung cancer are in the range of $10 to $12 million for the period through 2007, including the cost of drug supply.  The costs could be substantially higher if we have to repeat, revise or expand the scope of our trial.  Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace.  To date, we have not received any revenues from product sales of picoplatin.

The risks and uncertainties associated with completing the development of picoplatin on schedule or at all, include the following, as well as the other risk factors described in this report:

•      We may not have adequate funds to complete the development of picoplatin;

•      We may be unable to secure adequate supplies of picoplatin drug product in order to complete our clinical trials;

•      Picoplatin may not be shown to be safe and efficacious in clinical trials; and

•      We may be unable to obtain regulatory approval of the drug or may be unable to obtain such approval on a timely basis.

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

Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects.  Our total development costs include the costs of various other research efforts directed toward the identification of future product candidates.  Our other research projects are pre-clinical and are not considered major projects.  Our total research and development costs are summarized below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(000’s)	2005	2004	2005	2004

Picoplatin	$1,121	$—	$2,473	$—
STR	—	2,479	3,004	7,850
Other overhead and research costs	857	639	2,222	2,159

Total research and development costs	$1,978	$3,118	$7,699	$10,009

Liquidity and capital resources

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities totaled $8.2 million at September 30, 2005 compared to $17.8 million at December 31, 2004.  We primarily fund current operations with our existing cash and investments.  Cash used for operating activities for the nine months ended September 30, 2005 totaled $13.1 million.  Revenues and other income sources for the third quarter of 2005 were not sufficient to cover operating expenses.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005.  We intend to use the net proceeds from this financing added to our existing funds to support our Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program. With the proceeds of this offering, and giving effect to the strategic restructuring, we believe that our present cash, cash equivalents, investment securities and expected interest income will be sufficient to fund our anticipated working capital and capital requirements at least through the fourth quarter of 2005.  We will need to raise additional capital to fund our 2006 and future operations.  In the event that sufficient additional funds are not obtained, we may be required to delay, reduce or curtail the scope of our picoplatin clinical program and other product development efforts and explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

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

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction.  The interest rate on the loan was 6.75% on September 30, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.00% on November 4, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended September 30, 2005 and 2004 totaled $126,000 and $115,000, respectively. In December 2003, we sold a non-essential portion of the Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan.  As of September 30, 2005, the outstanding balance of the loan was $4.0 million.  The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 6.75% (effective September 20, 2005) and taking into account the early payment of a minimum of $1.0 million in principal under the arrangement described below, the estimated principal balance payable at maturity would be $1.9 million.

The terms of the Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s financial condition, results of operations, business or properties.  If this were to occur, the Bank could declare the entire outstanding amount of the loan ($4.0 million at September 30, 2005) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, we have ceased manufacturing operations at the Denton facility and are actively working to sell the facility and other STR assets. We have listed the Denton facility for sale at a price of $3.3 million.  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  There can be no assurance that the Bank will approve the price or other terms of any offer received by the Company to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by the Company from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, we placed $1.0 million in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  We have agreed that if we are unable to obtain at least $15.0 million in new financing on or before January 31, 2006, the Bank may apply the $1.0 million cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank has agreed that our cessation of operations at the Denton facility will not be declared an event of default under the loan as long as we continue to pay insurance and taxes on and otherwise maintain the facility.  Additionally, the Bank has agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties. If we obtain $15.0 million or more in new financing on or before January 31, 2006, we have agreed to make a principal payment on the loan by January 31, 2006 in an amount that reduces the unpaid principal owing on the loan to an amount equal to the lowest of $2,640,000; 80% of the fair market value of the Denton real facility as reflected in the most recent appraisal; or 80% of the sales price in the most recent listing agreement for the Denton facility.  In such case, the Bank has agreed that it will not, after January 31, 2006, declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties as long as the principal balance on the loan does not exceed the lesser of 80% of the fair market value of the Denton facility as reflected in the most recent appraisal or 80% of the sales price in the most recent listing agreement on the Denton facility.  We can provide no assurance that we will successfully raise new financing by January 31, 2006, or at all, or that the Bank will not at some time in the future seek to rely on the foregoing or other provisions to declare the Company in default of the loan.

In April 2003, we received $10 million from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc. and certain of its subsidiaries, including Cordis Corporation and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims against Johnson & Johnson, Inc. and its subsidiaries, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

On August 4, 2005, we entered into a Research Funding and Option Agreement with The Scripps Research Institute, or TSRI.  Under the agreement, we have agreed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer.  We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration.  The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget.  We made an initial funding payment to TSRI of $137,500 on August 8, 2005, and we are obligated to make additional aggregate funding payments of $1.0 million and $1.4 million in 2006 and 2007, respectively.

We have historically suffered recurring operating losses and negative cash flows from operations.  As of September 30, 2005, we had net working capital of $4.9 million and had an accumulated deficit of $251.7 million with total shareholders’ equity of $7.3 million.  Management believes that current cash and cash equivalent balances, and any net cash provided by operations, will provide adequate resources to fund operations at least until December 31, 2005. We will need to raise additional capital to fund our 2006 and future operations.  Management is actively exploring a number of alternatives to enable us to continue operating, including:

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

We have no assurance that our restructuring or any other cost savings alternatives will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  The report of our independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2004 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  If we are unable to obtain sufficient cash to fund our operations, we may be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

Our actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005;

•      our ability to raise additional funding and the amounts raise, if any;

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

•      the costs of any research collaborations or strategic partnerships established, if we chooses to pursue such activities and

•      the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

At September 30, 2005, we had the following long-term contractual commitments:

Payments Due by Period

(in thousands)

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Lease commitments	644	1,137	326	—	2,107
Note payable (1)	1,503	1,006	2,157	—	4,666	(2)
Purchase commitments - Scripps	775	1,588	—	—	2,363
Total commitments	2,922	3,731	2,483	—	9,136

(1)          Amounts include interest payments.

(2)          Amount includes total principal payment of $4,035 as reflected on the Condensed Consolidated Balance Sheet as of September 30, 2005.

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

Risks Related to Our Business

We need to raise substantial additional capital to fund our continued business operations in 2006, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products.  We currently have available very limited funds to support our picoplatin program and other business operations.  We have not generated revenue from the commercialization of any product, and we expect to continue to incur substantial net operating losses and negative cash flows from operations for the future. We must obtain substantial additional funding or enter into strategic partnerships to continue development of picoplatin or any other proposed products, and to fund ongoing operations.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction on March 7, 2005.  We intend to use the net proceeds from this financing added to our existing funds to support our Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program.  Our total cash and marketable securities, which include the funds from this financing, was $8.2 million at September 30, 2005.

Management believes that our current cash and cash equivalent balances, and any cash provided by operations, will provide adequate resources to fund operations at least until December 31, 2005. We will need to raise additional capital to fund our 2006 and future operations.  Management is actively exploring a number of alternatives to enable us to continue operating, including:

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

There can be no assurance that our strategic restructuring or any of the other cost-saving alternatives listed above will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  The report of our independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2004 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, our shareholders may experience substantial dilution,, and new investors could have rights superior to current security holders.  If we are unable to obtain sufficient cash when needed to fund our operations, we may be forced to explore liquidation alternative, including seeking protection from creditors under the bankruptcy laws.

The amount of additional financing we require will depend on a number of factors, including the following:

•      the scope and timing of our proposed picoplatin clinical program and other research and development efforts, including the progress and costs of our Phase II trial of picoplatin in small cell lung cancer, which was initiated in June 2005;

•      our ability to raise additional capital and the amounts raised, if any;

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

•      the costs of any research collaborations or strategic partnerships established, if we chooses to pursue such activities and

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable since our formation in 1984. As of September 30, 2005, we had an accumulated deficit of $251.7 million. Our net loss for the quarter ended September 30, 2005 was $3.1 million.  We had net losses of $19.4 million for the year ended December 31, 2004, and $5.1 million for the year ended December 31, 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. In May 2005, we announced the discontinuation of our STR (bone-targeted radiotherapeutic) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based compound.  We do not anticipate that our proposed picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

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

In July 2005, we initiated a Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer.  This trial is a randomized trial comparing picoplatin to topotecan in patients with small cell lung cancer who are refractory or resistant to previous platinum-based therapy.  Topotecan is an anti-tumor drug currently approved by the FDA as a treatment for small cell lung cancer sensitive disease after failure of first line chemotherapy.  The endpoints of the proposed picoplatin trial include survival, response rate (tumor shrinkage), duration of response and time to progression.

We also plan to undertake a Phase I/II trial of picoplatin in colorectal cancer. The proposed trial would evaluate increasing doses of picoplatin in combination with the chemotherapy agents 5-fluorouracil and leucovorin in patients who have failed a 5-fluorouracil/leucovorin chemotherapy regimen. Endpoints would include safety, response rate (tumor shrinkage), duration of response and time to progression.  This proposed trial currently is targeted to begin in early 2006.

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

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, TX, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, TX.  The loan, which matures in April 2009, is secured by the assets acquired in the transaction and certain cash collateral.  The interest rate on the loan was 6.75% on September 30, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.00% on November 4, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the quarters ended September 30, 2005 and 2004 totaled $126,000 and $115,000, respectively. In December 2003, we sold a non-essential portion of its Denton facility, the proceeds of which ($827,000) were applied to reduce the outstanding balance on the loan. As of September 30, 2005, the outstanding balance of the loan was $4.0 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Because the loan is amortized over a fourteen-year period from its inception, a principal balance will remain at maturity in April 2009.  Based on an interest rate of 6.75% (effective September 20, 2005) and taking into account the early payment of a minimum of $1.0 million principal under the arrangement described below, the estimated principal balance payable at maturity would be $1.9 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our financial condition, results of operations, business or properties. If this were to occur, Texas State Bank could declare the entire amount of the loan ($4.0 million at September 30, 2005) due and immediately payable.  In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, we have ceased manufacturing operations at the Denton facility and are actively working to sell the facility and other STR assets. We have listed the Denton facility for sale at a price of $3.3 million.  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  There can be no assurance that the Bank will approve the price or other terms of any offer received by us to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by us from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, we placed $1.0 million in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  We have agreed that if we are unable to obtain at least $15.0 million in new financing on or before January 31, 2006, the Bank may apply the $1.0 million cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank has agreed that our cessation of operations at the Denton facility will not be declared an event of default under the loan as long as we continue to pay insurance and taxes on and otherwise maintain the facility.  Additionally, the Bank has agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties. If we obtain $15.0 million or more in new financing on or before January 31, 2006, we have agreed to make a principal payment on the loan by January 31, 2006 in an amount that reduces the unpaid principal owing on the loan to an amount equal to the lowest of $2,640,000; 80% of the fair market value of the Denton real facility as reflected in the most recent appraisal; or 80% of the sales price in the most recent listing agreement for the Denton facility.  In such case, the Bank has agreed that it will not, after January 31, 2006, declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties as long as the principal balance on the loan does not exceed the lesser of 80% of the fair market value of the Denton facility as reflected in the most recent appraisal or 80% of the sales price in the most recent listing agreement on the Denton facility.  We can provide no assurance that we will successfully raise new financing by January 31, 2006, or at all, or that the Bank will not at some time in the future seek to rely on the foregoing or other provisions to declare the Company in default of the loan.

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

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute (TSRI).  This collaboration is still at very early stage. Under the agreement, we will provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer.  We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration.  The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget.  We made an initial funding payment to TSRI of $137,500, on August 8, 2005.  The agreement provides for additional aggregate funding payments of $1,012,500 and $1,350,000 in 2006 and 2007, respectively.  We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to some or all of the compounds arising from the collaboration.

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

The competition for development of cancer therapies is substantial. There are numerous competitors developing products to treat the cancers for which we are seeking to develop products.  Our initial focus for picoplatin is small cell lung cancer, a disease for which there currently are limited effective therapeutic options. Numerous companies, including AstraZeneca PLC, Cell Therapeutics, Inc., Exelexis, Inc., ImClone Systems Incorporated, ImmunoGen, Inc., Sanofi-Aventis Group, Inex Pharmaceuticals Corporation, Ipsen Limited, The Menarini Group, OSI Genetics, Inc. and PharmaMar USA, Inc., also are developing and testing therapeutics for small cell lung cancer. These therapeutics include chemotherapy, inhibitors, monoclonal antibodies, antagonists and interferons. We cannot assure you that we will be able to effectively compete with these or future third party product development programs. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products.  Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin or any other proposed product candidates less competitive, uneconomical or obsolete.

If we are unable to protect our proprietary rights, we may not be able to compete effectively, or operate profitably.

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other, better-established fields. Accordingly, the United States Patent and Trademark Office, or the USPTO, may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technologies.

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

In April 2003, we received $10 million from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc. and certain of its subsidiaries, including Cordis Corporation and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims against Johnson & Johnson, Inc. and its subsidiaries, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

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

Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner.  We have terminated our STR manufacturing operations in Denton, Texas and are actively marketing the facility for sale.  We currently estimate that the 2005 costs associated with the closure of the Denton facility, including decommissioning costs, will be approximately $0.9 million.  These costs could increase substantially, depending on actions of regulators or if we discover previously unknown contamination in or around the facility.  In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

In June 2005, Dr. Karen Auditore-Hargreaves resigned as President and Chief Operating Officer of the

Company and Linda Findlay was, as part of our strategic restructuring, terminated as Vice President, Human Resources.  Although Dr. Auditore-Hargreaves and Ms. Findlay were officers of the Company, we did not, at the time of their resignation and termination, consider them key employees in terms of our picoplatin product development.  The responsibilities of Dr. Auditore-Hargreaves and Ms. Findlay have been reassigned to other members of management.  We did not experience any material disruptions or delays as a consequence of the resignation and termination of Dr. Auditore-Hargreaves and Ms. Findlay.

As of November 4, 2005, we had a total work force of 22 full-time employees and 2 part-time employees.  Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program.  We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or other programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq Capital Market continued listing requirements.

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market (formerly called The Nasdaq SmallCap Market) on March 20, 2003. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with The Nasdaq National Market minimum $1.00 bid price requirement for continued listing. By transferring to The Capital Market, we were afforded an extended grace period in which to satisfy The Capital Market $1.00 minimum bid price requirement. On May 6, 2003, we received notice from Nasdaq confirming that we were in compliance with the $1.00 minimum bid price requirement. We will not be eligible to relist our common stock on The Nasdaq National Market unless and until our common stock maintains a minimum bid price of $5.00 per share for 90 consecutive trading days and we otherwise comply with the initial listing requirements for The Nasdaq National Market. Trading on the Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq National Market.

On May 12, 2005, we received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Marketplace Rule 4310(c)(8)(D) (the Minimum Bid Price Rule) because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive trading days.  On September 27, 2005, we received a notice from Nasdaq indicating that the Company had regained compliance with the Minimum Bid Rule Price because the closing bid price of our common stock had been at or above $1.00 per share for 10 consecutive trading days.  The closing bid price of our common stock may in the future fall below the Minimum Bid Price Rule or we may in the future fail to meet other requirements for continued listing on the Nasdaq Capital Market.  If we are unable to cure any future events of noncompliance in a timely or effective manner, our common stock could be delisted from the Nasdaq Capital Market.

If our common stock were to be delisted from The Nasdaq Capital Market, we may seek quotation on a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock were to be delisted from The Nasdaq Capital Market, and our trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our stock price is volatile and, as a result, you could lose some or all of your investment.

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2004, the high and low closing sale prices were $5.78 and $1.43.  In 2003, the high and low closing sale prices were $6.47 and $0.37.  The high and low closing sale prices during the period from January 2, 2005 through November 4, 2005 were $2.34 and $0.47, respectively.  Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At September 30, 2005, the Company owned no government debt instruments and no corporate debt securities.

The Company’s only outstanding debt is its note payable to Texas State Bank.  The outstanding balance of the note was $4.0 million on September 30, 2005.  The note, which matures in April 2009, bears interest equal to the bank prime rate.  The interest rate on the note is adjusted on the same date that the bank prime rate changes.  The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

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

Limitations on the Effectiveness of Controls

The Company’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time controls may become inadequate because of changes in conditions, of the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 5. Other Information

(a) Entry into a Material Definitive Agreement.

The Company and Texas State Bank have entered into a letter agreement dated as of October 14, 2005, pursuant to which the Company placed $1.0 million in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the Company’s outstanding loan to Texas State Bank, the terms of which loan are described above in this Form 10-Q.  Under the letter agreement, the Company has agreed that if it is unable to obtain at least $15.0 million in new financing on or before January 31, 2006, the Bank may apply the $1.0 million cash deposit to the payment of the last maturing installment on the loan.  In return, the Bank has agreed that the Company’s cessation of operations at the Denton facility will not be declared an event of default under the loan as long as the Company continues to pay insurance and taxes and otherwise maintains the facility.  Additionally, the Bank has agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties.  If the Company obtains $15.0 million or more in new financing on or before January 31, 2006, the Company has agreed to make a principal payment on the loan by January 31, 2006 in an amount that reduces the unpaid principal owing on the loan to an amount equal to the lowest of $2,640,000; 80% of the fair market value of the Denton real facility as reflected in the most recent appraisal; or 80% of the sales price in the most recent listing agreement for the Denton facility.  In such case, the Bank agrees that it will not, after January 31, 2006, declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties as long as the principal balance on the loan does not exceed the lesser of 80% of the fair market value of the Denton facility as reflected in the most recent appraisal or 80% of the sales price in the most recent listing agreement on the Denton facility.

A copy of the letter agreement is attached to this Form 10-Q as Exhibit 10.36, and is incorporated herein by reference.

Item 6.  Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date: November 9, 2005	By:	/s/ SUSAN D. BERLAND
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

(T)
10.27	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(L)

10.28	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.29	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.30	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.31	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of October 25, 3004, between the Company and Susan D. Berland (‡)	(L)
10.32	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.33	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.34	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.35	Consulting Agreement between the Company and Alan B. Glassberg, M.D. (‡)	(T)
10.36	Letter Agreement dated October 14, 2005, between the Company and Texas State Bank	(U)
10.37

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(U)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(U)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(U)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(U)
32.2	Section 1350 Certification of Chief Financial Officer	(U)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2005, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 29, 2005.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2005, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(S)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2004, and incorporated herein by reference.

(T)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

(U)	Filed herewith.