Form 10-K
period 2005-12-31
NEORX CORP
filed 2006-03-01
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.02 Par Value

$2.4375 Convertible Exchangeable Preferred Stock, Series 1, $.02 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of

the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $20.3 million as of June 30, 2005, based on a per share closing price of $0.60 on the Nasdaq Capital Market on that date.

As of February 17, 2006, 34,332,293 shares of the Registrant’s Common Stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements.  These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms or other terminology.  These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A. below.  Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1.  BUSINESS

The Company

NeoRx is a biotechnology company dedicated to the development and commercialization of cancer therapy products.  Our current major research and development program is picoplatin (NX 473), a next generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors.  We initiated a Phase II clinical study of picoplatin in small cell lung cancer in June 2005 and enrolled our first patient in July 2005.  As of December 31, 2005, we had opened 27 clinical sites in North America, 25 in the United States and 2 in Canada, and had enrolled 16 patients on the study.  Subject to the availability of adequate funds, we currently plan to start a study of picoplatin in patients with metastatic colorectal cancer in the first half 2006.  In addition to North America and Canada, we also plan in the first half of 2006 to initiate picoplatin trial sites in Eastern Europe, where the greater availability of patients may enable us to more rapidly increase patient enrollment in our present and proposed trials.

Until May 2005, our major research and development program had been skeletal targeted radiotherapy (STR), a bone-targeting radiotherapeutic.  In May 2005, we announced the immediate implementation of a strategic restructuring program to refocus our limited resources on the development of picoplatin.  The restructuring plan, which was completed in June 2005, included the discontinuation of our STR development program, including halting patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton, Texas facility, where STR was manufactured, and reducing our workforce by approximately 50%.

We recorded restructuring charges against operations totaling $1.7 million during the year ended December 31, 2005.  We have evaluated our STR assets in light of the restructuring and have determined that a likely impairment exists on those assets.  An additional charge of $3.3 million against operations was taken in June 2005 to reflect such impairment.  Future adjustments to the charge may be taken as assets involved are sold or otherwise disposed of.  We are actively seeking a buyer for the Denton facility and our STR related assets.

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities, net of restricted cash of $1.0 million, totaled $3.5 million at December 31, 2005 compared to $17.8 million at December 31, 2004.  We primarily fund current operations with our existing cash and investments.  Cash used to fund operating activities for the twelve months ended December 31, 2005 totaled $16.5 million.  Revenues and other income sources for 2005 were not sufficient to cover operating expenses.

On February 1, 2006, we entered into a definitive agreement with institutional and other accredited investors for a $65 million private placement of newly issued shares of our common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock.  The closing of the proposed equity financing, including the issuance of the securities and the receipt of proceeds, is subject to shareholder approval in accordance with Nasdaq Marketplace Rules, as well as to satisfaction of customary and other conditions of closing, including shareholder approval of an amendment to our articles of incorporation to increase the number of authorized shares of common stock in order to provide for a sufficient number of shares to complete the financing.  A special meeting of shareholders to vote on these matters is scheduled to be held on April 11, 2006.  If the proposed equity financing is completed, we intend to use the net proceeds to continue to support and expand the clinical development of picoplatin and pursue our on-going goal of building a diverse pipeline of oncology products to provide new treatments for cancer patients.  A portion of the proceeds will also be used to retire our outstanding indebtedness to Texas State Bank as described below and for general working capital.

In connection with the proposed equity financing, we executed a note and warrant purchase agreement dated as of February 1, 2006, pursuant to which we issued convertible promissory notes in favor of the investors in return for a short-term bridge loan (“bridge loan”) in the aggregate principal amount of $3.46 million.  In addition to the bridge notes, we issued the investors five-year warrants to purchase an aggregate of approximately 2.5 million shares of our common stock at an exercise price of $0.77 per share.  The proceeds of the bridge loan will be used to fund our operations while we seek shareholder approvals for the proposed equity financing.  As a condition to the closing of the bridge loan, we entered into a letter agreement dated January 30, 2006 with Texas State Bank extending the original term of the October 2005 forbearance letter between the Bank and us to June 5, 2006, and changing the maturity date of our promissory note with the Bank to June 5, 2006.  The outstanding balance of the Bank note at February 17, 2006 was approximately $2.8 million.

Since our inception in 1984, we have dedicated substantially all of our resources to research and development.  We have not generated any significant revenue from product sales to date and have operated at a loss in each year of our existence.  We had a net loss of $21.0 million for the year ended December 31, 2005, a net loss of $19.4 million for the year ended December 31, 2004, and a net loss of $5.1 million for the year ended December 31, 2003.  We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future as we expand our clinical trials and increase our research and development activities and seek to commercialize picoplatin or other proposed products.  Clinical studies are inherently uncertain, and our Phase II trial of picoplatin may not confirm the results achieved in earlier clinical trials.  If picoplatin or any future proposed products are not shown to be safe and effective, we will not receive the required regulatory approvals for commercial sale of such products.  Further, we may not be able to manufacture picoplatin or other proposed products in commercial quantities or market such products successfully.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern. Our total cash, cash equivalents and marketable securities, net of restricted cash of $1.0 million, was $3.5 million at December 31, 2005.  With the proceeds from the bridge loan, we had cash of $4.7 million at February 17, 2006.  We believe that our current cash and cash equivalent balances, including the proceeds of the bridge loan, will provide adequate resources to fund operations at least until May 31, 2006.  If we do not receive required shareholder approvals in connection with the proposed equity financing and complete the proposed equity financing in a timely manner, we will not have funds to repay the bridge notes and the Bank note when they become due and payable or to fund our continuing operations.  In such case, there is a substantial likelihood that we will be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

See the discussion in Item 7 below under the heading “Proposed Equity Financing” for a more detailed discussion of the proposed equity financing.

Cancer and its Treatment

Cancer is a disease characterized by the uncontrolled growth and spread of abnormal cells.  Cancer cells often originate from one tissue site and invade, spread and damage other tissue beds and organs, leading to death. The National Institutes of Health estimate that approximately 9.8 million individuals in the United States were alive in January 2001 who had previously been diagnosed with cancer.

In recent years, the diagnosis and treatment of human cancers has greatly improved.  However, there is still a substantial need to improve the diagnosis of early cancer, the staging of cancer and the treatment of cancer and its metastatic spread.  It is anticipated that the use of chemotherapeutics and targeted anti-cancer agents will be used both as single-agents and in combination to provide benefit to cancer patients.  Often patients are treated with multiple agents in combination and with different sequence depending on the particular cancer type and severity of disease.  The oncologist will often assess clinical benefit for a particular therapeutic combination by determining the impact of treatment on tumor size or spread compared to tolerability features.  In this regard, chemotherapeutics have continued to have strong impact on cancer treatment, especially when combined with agents that show different anti-cancer properties and different tolerability features.  We believe that new treatment combinations that incorporate recently approved targeted agents with chemotherapeutics exhibiting improved safety features will be supported by physicians and their patients.

There is considerable need for new cancer treatments, as well as treatments that provide an improvement to existing therapies. In recent years many new classes of agents that provide modest increases in patient survival have been approved for use.  It is anticipated that the use of multiple agents, either in combination or in sequence, will continue to provide benefit to cancer patients who have been diagnosed with disease.  In addition, we believe that individualized therapies will become more prominent as tumor diagnosis and agents with different mechanisms of anti-cancer effect are approved and become available to the practicing oncologist.  We also anticipate that early diagnosis and cancer prevention will provide for interventions that will allow patients to live longer and have a better quality of life.  Current treatments for cancer include surgery, external-beam radiation and chemotherapy, including targeted pharmaceuticals, hormone therapy, cytokines, interferons, antibodies, and antibody-based radiotherapeutics. There has been substantial recent success in the combined use of both traditional chemotherapeutics, which generally destroys cells, and targeted agents which are generally combined with more conventional chemotherapeutics for maximum effect.  Occasionally, both chemotherapeutics and targeted agents are used as stand-alone agents in the treatment of human cancers.

The Picoplatin Compound

Picoplatin and Platinum-Based Chemotherapy

In April 2004, we acquired the rights to develop, manufacture, and commercialize picoplatin (NX 473), a next-generation platinum-based cancer therapeutic.  Platinum-based chemotherapeutics continue to be widely used since their inception.  Platinum-based agents such as cisplatin, carboplatin, and oxaliplatin are currently used to treat a variety of tumors including testicular, ovarian, colorectal and lung.  In this regard, platinum-based chemotherapeutics are administered primarily in combination with other agents, including recently approved targeted cancer agents.  The mechanism that underlies the use of platinum-based agents relies upon the targeting of tumor DNA where the platinum compound binds.  Cells that undergo active cell division are prevented from completing the cell cycle by the presence of the platinum drug that is chemically bound to the DNA.  The inability to proceed through normal cell division leads to premature death.  In some cases, treatment of cancer patients leads to reduction in tumor mass due to a higher rate of tumor cell death compared with tumor cell replication.

The current platinum-based chemotherapeutics have specific limitations, including chemo-resistance and safety side effects.  Patients who initially respond to a platinum-containing chemotherapy regime but subsequently progress 90 days or more after chemotherapy have “platinum-sensitive” cancer.    Patients who initially respond to a platinum-containing chemotherapy regimen and then relapse and progress within 60 to 90 days after completing chemotherapy are said to have “platinum-resistant” cancer.  Patients who fail to have a response or progress during chemotherapy with a platinum-containing regimen are said to have “platinum-refractory” cancer. Patients would benefit from a platinum based agent that can be used initially to prevent the development of the platinum refractory or resistant cancer.  All platinum-based agents exhibit toxicity to the blood forming cells in the bone marrow (myelosuppression) as a dose-limiting side effect.  The degree and features of myelosuppression vary with platinum compound, dose and regimen.  In addition, some current platinum agents show different degrees of additional safety side effects that include kidney toxicity, hearing loss, nausea, vomiting and peripheral nerve damage.  As in the case of myelosuppression, these side effects vary with dose, agent, combination therapy and regimen.

New platinum-based chemotherapeutics that overcome both chemo-resistance and safety limitations are needed.  Picoplatin has been evaluated in animal models and cancer patients.  In this regard, picoplatin has shown efficacy in both platinum-sensitive and platinum resistant and refractory disease.  Clinical evidence of activity has been observed in lung, ovarian, and prostate cancers for picoplatin.  In addition, evaluation of several hundred cancer patients has suggested that picoplatin treatment may result in less severe and less frequent side effects than observed with some currently marketed platinum-based agents.

Picoplatin Clinical Development

In October 2004, we filed an investigational new drug application (IND) with the US Food and Drug Administration (FDA) to conduct a Phase II clinical trial with picoplatin versus topotecan in patients with small-cell lung cancer.  This trial was initiated in June 2005 and the first patient was treated in July 2005.  The objective for patient enrollment is approximately 70 patients with resistant or refractory small cell lung cancer, defined as subjects who either (1) initially responded to first-line platinum-containing chemotherapy and then relapsed or progressed within 90 days after completion of first line chemotherapy (resistant disease); or (2) failed or progressed though first line platinum-containing chemotherapy (refractory disease).The clinical endpoints of the study include safety, objective tumor response rate (tumor shrinkage), time to tumor progression, and overall survival.  The current Phase II trial allows patients to be treated with picoplatin by injection once every three weeks.

We amended our Phase II clinical trial protocol in January 2006 from a two-arm study of picoplatin versus topotecan to a single arm study of picoplatin.  We discontinued the topotecan arm of the study because patients and investigators often were unwilling to accept the topotecan arm of the two-arm study.  The rationale for the amendment was that the dose and schedule of topotecan approved for use in patients with “platinum sensitive” small cell lung cancer have minimal, if any, efficacy in patients with resistant or refractory small cell lung cancer and unacceptable toxicity, thus presenting a situation in which an ineffective but toxic treatment regimen was to be used as one arm of the randomized Phase II trial.

As of December 31, 2005, we had opened 27 clinical sites in North America, 25 in the United States and 2 in Canada, and enrolled 16 patients on the study.  In addition to North America and Canada, we plan in the first half of 2006 to initiate picoplatin trial sites in Eastern Europe, where the greater availability of patients may enable us to more rapidly increase patient enrollment.  We cannot currently predict the length of time to completion of our Phase II study.  Such time to completion will depend upon numerous factors, including our ability to obtain capital to fund the trial, our ability to open clinical sites and enroll qualified patients into the trial, our ability to obtain adequate supplies of drug product and to distribute it to the clinical sites on a timely basis, actions by participating clinicians and clinical institutions and approvals and other actions by the FDA and other regulatory agencies.

To date, we have incurred costs of approximately $4.7 million in connection with our picoplatin clinical program. Total estimated costs to complete the Phase II trial in small cell lung cancer are in the range of $10 million to $12 million for the period through 2007, including the cost of drug supply.  The costs could be substantially higher if we have to repeat, revise, or expand the scope of our trial.  These estimated costs exceed our current capital resources, and we must close the proposed $65 million equity financing described in Item 7 below under the heading “Proposed Equity Financing” and obtain additional funding to complete our picoplatin Phase II trial.  Moreover, clinical studies are inherently uncertain, and our Phase II trial may not confirm the results achieved by others in earlier clinical and pre-clinical studies and may not be supported by the results obtained in subsequent trials.  If picoplatin is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of the product.

The FDA has designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, as amended.  To qualify for orphan drug status, a proposed drug must be intended for use in the treatment of a condition that affects fewer than 200,000 people in the United States.  Orphan drug status entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval, if any, and qualifies us for research grants to support clinical studies, tax credits for certain research expenses and an exemption from certain application user fees.  As discussed below in the section entitled “Government Regulation and Product Testing,” the manufacture and marketing of picoplatin are subject to regulation for safety, efficacy and quality by the FDA and comparable authorities in foreign countries.

Small Cell Lung Cancer and the Lack of Effective Treatment

Approximately 15% of all lung cancers in the United States is small cell lung cancer.  In about 98% of patients, their small cell lung cancer is thought to be caused by cigarette smoking.  According to a

2004 report on cancer statistics, there were approximately 34,700 new small cell lung cancer patients in the United States.  At the time of small cell lung cancer diagnosis, approximately two-thirds of patients have metastases outside the chest and one-third have limited disease confined to the chest.  Small cell lung cancer consists of two stages: (1) limited, which is defined as cancer confined to the one side of the chest that can be treated with a single area of radiation therapy and (2) extensive, which is defined as disease involving both sides of the chest and/or obvious spread of the cancer beyond the chest.  Surgery is only used for a very few patients with limited-stage disease.  Radiation therapy plus chemotherapy are the standard for limited-stage small cell lung cancer.  Treatment with radiation therapy plus chemotherapy can cure a small percentage of limited-stage patients.  Chemotherapy is the standard for extensive disease.  Although small cell lung cancer is highly sensitive to chemotherapy and radiation therapy, most patients develop recurrent cancer.

Many chemotherapeutic agents are used to treat small cell lung cancer patients. Initial (first-line) chemotherapy regimens include etoposide, cisplatin, carboplatin, irinotecan (CPT-11), ifosfamide, cyclophosphamide, vincristine and doxorubicin.  The most commonly used initial chemotherapy regimen is combination etoposide plus cisplatin.  Only etoposide is specifically approved by the FDA for the initial chemotherapy of small cell lung cancer when used in combination with other approved agents.  Eighty percent to 100% of patients with limited disease, and 60% to 80% of patients with extensive disease, have a significant response to radiation plus chemotherapy or combination chemotherapy, respectively.  The median duration of response is approximately 6 to 8 months.  Median survival from the time of diagnosis for limited-stage and extensive-stage disease is approximately 14 to 20 months and 8 to 13 months, respectively.

Agents used for second-line chemotherapy include ifosfamide, paclitaxel, docetaxel, gemcitabine, topotecan, irinotecan, CAV (cyclophosphamide, doxorubicin and vincristine), etoposide and vinorelbine.  Only topotecan is approved by the FDA for use as second-line chemotherapy for patients with platinum-sensitive small cell lung cancer. When small cell lung cancer recurs following first-line chemotherapy, the median survival is approximately 4 to 5 months.

Based on clinical and preclinical data to date, we believe that picoplatin has the potential to demonstrate activity in small cell lung cancer patients with platinum-sensitive or resistant disease.  A Phase II study was conducted by a prior licensee during 2001 and 2002 to assess the activity and tolerability of the drug when given intravenously as a second line therapy to patients with small cell lung cancer.  Two of 13 patients (15.4%) with refractory small cell lung cancer achieved a partial response (a decrease in the size of the tumor or in the extent of cancer in the body) with picoplatin treatment, and two additional patients (15.4%) achieved stable disease (no increase or decrease in extent or severity of the cancer).  Overall, 4 of 13 patients (30.8%) with refractory small cell lung cancer achieved a partial response or stable disease with picoplatin treatment. The median survival of all 13 treated patients was approximately 6.3 months, significantly longer that that which would be expected with topotecan.

Proposed Picoplatin Study in Colorectal Cancer

Subject to the availability of adequate funds, we currently plan to start a study of picoplatin in patients with metastatic colorectal cancer in the first half 2006.  These trials may be conducted in Eastern Europe as well as in North America.  The proposed trial would evaluate increasing doses of picoplatin in combination with the chemotherapy agents 5-fluorouracil and leucovorin in patients who have failed a 5-fluorouracil/leucovorin regime.  Endpoints would include safety, objective tumor response rate (tumor shrinkage) and time to tumor progression.

Picoplatin Source of Supply

We have a limited supply of picoplatin drug product that was manufactured by a prior licensee in September 2004 and earlier.  The drug product has been demonstrated to be stable for 18 to 24 months from the date of manufacture, which time period is not sufficient to complete our current and proposed clinical trials of picoplatin.  We have entered into an agreement with Hyaluron, Inc. to manufacture and supply additional picoplatin drug product on a purchase order, fixed fee basis.  The agreement will continue until April 15, 2010, subject to earlier termination by either party in the event of an uncured material breach or the liquidation or bankruptcy of the other party.  We may terminate the agreement if we decide to no longer pursue manufacturing or distribution of picoplatin. There is no assurance that Hyaluron will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis. There are in general relatively few manufacturers and suppliers of picoplatin drug product.  If Hyaluron or an alternate manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to us, we may suffer delays in, or be prevented from, initiating or completing our clinical trials of picoplatin.

Patents and Proprietary Rights

Our policy is to aggressively protect our proprietary technologies.  We have filed applications for US and foreign patents on many aspects of our technologies.

We hold an exclusive worldwide (except Japan) license granted from AnorMED, Inc. for the development and commercial sale of picoplatin.  Under that license, we are solely responsible for the development and commercialization of picoplatin. AnorMED retains the right to prosecute patent applications and maintain all licensed patents, with us reimbursing such expenses. Under the AnorMED agreement, we have the right to sue any third party infringers of the picoplatin patents in the licensed territory.  If we do not file suit, AnorMED, in its sole discretion, has the right to sue the infringer at its expense. The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and our common stock. These milestones include our successful completion of a picoplatin Phase II study or initiation of a picoplatin Phase III study, submission to the FDA of a New Drug Application (NDA) for picoplatin, regulatory approval from the FDA of picoplatin and the attainment of certain levels of annual net sales of picoplatin.  Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing picoplatin and attaining established milestones.  We initiated our first picoplatin trial, a Phase II study of picoplatin in small cell lung cancer, in June 2005 and it is unlikely that these milestones will be triggered during 2006.  Because we cannot predict the length of time to complete our Phase II study, the time of initiation and completion of a Phase III study or the time of submission of an NDA for picoplatin, we are unable to predict when such milestones may be triggered after 2006.   The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.

Our picoplatin portfolio includes US and foreign patents and applications licensed from AnorMED, which cover the picoplatin product.  With respect to picoplatin, we expect to rely primarily on US patent number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED, and additional licensed patents expiring in 2016 covering picoplatin in the European Union.  The FDA also has designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval.

A number of additional potential avenues exist which may further extend our picoplatin patent protection and exclusivity.  In the United States, these include The Drug Price and Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, which, among other things, generally provides for patent term extension for up to five years for an issued patent covering a drug product which has undergone regulatory review before marketing.  In addition, since picoplatin has not been previously approved for marketing in the United States, picoplatin may qualify for new chemical entity data exclusivity, under which the FDA bans submissions of applications from competitors based on published data or Abbreviated New Drug Applications (ANDA) for a drug containing the same active agent. Certain patent term restoration procedures and marketing exclusivity rights also may be available for qualifying drug products in the European Union or individual foreign countries.  We intend to evaluate the availability of these mechanisms for extending the patent term and marketing exclusivity for picoplatin on an individual regional or country basis.  We cannot be certain that we will be successful in any efforts to extend the term of any patent relating to picoplatin or that picoplatin will be granted additional marketing exclusivity rights in the United States or abroad.

Risks associated with the protection of our patents and other proprietary technologies are described under the heading “Risk Factors” in Item 1A below.  Pending or future applications of NeoRx or our collaborators will not necessarily result in issued patents.  Moreover, the current patents owned by or licensed to NeoRx may not provide substantial protection or commercial benefit.  In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed could be circumvented, invalidated or rendered obsolete by new technology.  Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims.  Accordingly, the patents owned or licensed by us could be invalidated, infringed or designed around by third parties.  Also, third parties could obtain patents that we would need to license or design around.

Competition

The competition for development of cancer therapies is substantial. There are numerous competitors developing products to treat the cancers for which we are seeking to develop products. We initially are focusing clinical development of our picoplatin product candidate on the treatment of small cell lung cancer. Numerous companies, including AstraZeneca PLC, Cell Therapeutics, Inc., Exelexis, Inc., ImClone Systems Incorporated, ImmunoGen, Inc., Sanofi-Aventis Group, Inex Pharmaceuticals Corporation, Ipsen Limited, The Menarini Group, OSI Genetics, Inc. and PharmaMar USA, Inc., also are developing and testing therapeutics for small cell lung cancer. These therapeutics include chemotherapy, inhibitors, monoclonal antibodies, antagonists and interferons.  We cannot assure you that we will be able to effectively compete with these or future third party product development programs.

Many biotechnology companies have corporate partnership arrangements with large, established companies to support research, development and commercialization efforts of products that may be competitive with our product candidates.  Further, a number of established pharmaceutical companies, including GlaxoSmithKline, Novartis AG and Bristol-Myers Squibb Co., are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with, or acquiring, companies with technologies applicable to the treatment of cancer.  Many of our existing or potential competitors, have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Our competitors may have, or may develop and introduce, new products that would render our technology and proposed picoplatin product less competitive, uneconomical or obsolete by influencing the degree by which transplantation procedures are used to treat cancer patients.

Timing of market introduction and healthcare reform, both uncertainties, will affect the competitive position of our potential products. We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third-party reimbursement, price and patent protection.

Government Regulation and Product Testing

The manufacture and marketing of our proposed picoplatin product and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries.  In the United States, drugs and biologics are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act of 1976, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of picoplatin or any other product candidate.  Product development and approval within this regulatory framework take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

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

If a compound is found to have potential activity in a disease or condition and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate clinical activity and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.  Often, Phase IV (post-marketing) studies are required by the FDA in order to gain more data on safety and efficacy with a drug after it has transitioned into general medical practice.  With respect to picoplatin or any proposed products subject to clinical trials, there can be no assurance that Phase I, Phase II or Phase III studies will be completed successfully within any specific time period, if at all.  Clinical studies are inherently uncertain, and our current picoplatin and any other future clinical trials may not confirm the results achieved in earlier clinical trials.  If picoplatin is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of that product.  Furthermore, we or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a New Drug Application (NDA) for approval of the marketing and commercial shipment of the drug.  The testing and approval processes are likely to require substantial cost, time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all.  The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-market testing and surveillance to monitor the safety of the product.  If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.  The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.  Among the conditions for NDA approval is the requirement that the prospective manufacturers’ quality control and manufacturing procedures conform to cGMP regulations.  In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

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

As of February 17, 2006, we had 19 full-time employees and two part-time employees.  Of these full-time employees, three hold PhD degrees, two hold an MD degree, and one holds a JD degree.  Of the total full-time employees, 10 employees were engaged in research and development activities and nine were employed in general administration.

We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A.         RISK FACTORS

In addition to the other information contained in this report, the following factors could affect our actual results and could cause our actual results to differ materially from those achieved in the past or expressed or implied by our forward-looking statements.

Risks Related to Our Business

If we are unable to obtain shareholder approval and otherwise complete the proposed $65 million equity financing on or before May 31, 2006, we may be forced to explore liquidation strategies.

On February 1, 2006, we entered into a definitive agreement with institutional and other accredited investors for a $65 million private placement of newly issued shares of our common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock.  The closing of the proposed equity financing, including the issuance of the securities and the receipt of proceeds, is subject to shareholder approval in accordance with Nasdaq Marketplace Rules, as well as to satisfaction of customary and other conditions of closing, including shareholder approval of an amendment to our articles of incorporation to increase the number of authorized shares of common stock in order to provide for a sufficient number of shares to complete the financing.  A special meeting of shareholders to vote on these matters is scheduled to be held on April 11, 2006.  If the proposed equity financing is completed, we intend to use the net proceeds to continue to support and expand the clinical development of picoplatin and pursue our on-going goal of building a diverse oncology pipeline of products to provide new treatments for cancer patients.  A portion of the proceeds will also be used to retire our outstanding indebtedness to Texas State Bank and for general working capital.

In connection with the proposed equity financing, we executed a note and warrant purchase agreement dated as of February 1, 2006, pursuant to which we issued convertible promissory notes in favor of the investors in return for a short-term bridge loan in the aggregate principal amount of $3.46 million.  In addition to the bridge notes, we issued the investors five-year warrants to purchase an aggregate of approximately 2.5 million shares of our common stock at an exercise price of $0.77 per share.  The proceeds of the bridge loan will be used to fund our operations while we seek shareholder approvals relating to the proposed equity financing.  As a condition to the closing of the bridge loan, we entered into a letter agreement dated January 30, 2006 with Texas State Bank extending the original term of the October 2005 forbearance letter agreement between the Bank and us to June 5, 2006, and changing the maturity date of our promissory note with the Bank to June 5, 2006.  The outstanding balance of the Bank note at February 17, 2006 was approximately $2.8 million.

Our total cash, cash equivalents and marketable securities, net of restricted cash of $1.0 million, was $3.5 million at December 31, 2005.  With the proceeds from the bridge loan, we had total cash and marketable securities of $4.7 million at February 17, 2006.  We believe that our current cash and cash equivalent balances, including the proceeds of the bridge loan, will provide adequate resources to fund operations at least until May 31, 2006.  If we do not receive required shareholder approvals in connection with the proposed equity financing and complete the proposed equity financing in a timely manner, we will not have funds to repay the bridge notes and the Bank note when they become due and payable or to fund our continuing operations.  In such case, there is a substantial likelihood that we will be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable since our formation in 1984. As of December 31, 2005, we had an accumulated deficit of $255.8 million. Our net loss for the quarter ended December 31, 2005 was $4.0 million.  We had net losses of $21.0 million for the year ended December 31, 2005, and $19.4 million for the year ended December 31, 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. In May 2005, we announced the discontinuation of our STR (bone-targeted radiotherapeutic) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based cancer therapy.  We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our picoplatin product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital to develop and commercialize our product candidates and fund operations, and our future access to capital is uncertain.

It is expensive to develop cancer therapy products and conduct clinical trials for these products.  We have not generated revenue from the commercialization of any product, and we expect to continue to incur substantial net operating losses and negative cash flows from operations for the future.  Although there can be no assurance, assuming that we complete the proposed $65 million equity financing described above and in Item 7 below in the section entitled “Proposed Equity Financing”, we will require substantial additional funding to develop and commercialize picoplatin and any other proposed products and to fund our future operations.

Management is continuously exploring financing alternatives, including:

•      raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and

•      entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions.

We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  The report of our independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2005 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, our shareholders may experience substantial dilution, and new investors could have rights superior to current security holders.  If the proposed $65 million equity financing is completed but we are thereafter unable to obtain sufficient additional cash when needed, we may be forced to reduce expenses though the delay, reduction or curtailment of our picoplatin and other development and commercialization activities.

If the proposed equity financing is completed, the amount of additional financing we will require in the future will depend on a number of factors, including:

•      the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our Phase II trial of picoplatin in small cell lung cancer;

•      our ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•      the timing and proceeds from any sale of the Denton facility and assets;

•      our alternatives with respect to the STR assets, including any potential disposition or outlicensing alternatives and the timing, amount and type of any consideration received and other terms of any such transactions;

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

•      the costs of any research collaborations or strategic partnerships established, if we chooses to pursue such activities; and

•      the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We have net operating loss carryforwards of approximately $138 million, which expire from 2006 through 2025.  If the proposed equity financing is completed, a change of control would occur that may limit our ability to utilize these net operating loss carryforwards.  If such limitation occurs, we may incur higher tax expense, which also would affect our capital requirements.

Our potential products must undergo rigorous clinical testing and regulatory approvals, which could be costly, time consuming, and subject us to unanticipated delays or prevent us from marketing any products.

The manufacture and marketing of our picoplatin product candidate and our research and development activities are subject to regulation for safety, efficacy and quality by the FDA in the United States and by comparable authorities in other countries.

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

In June 2005, we initiated a Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer and enrolled our first patient in July 2005.  This trial is a randomized trial comparing picoplatin to topotecan in patients with small cell lung cancer who are refractory or resistant to previous platinum-based therapy.  Topotecan is an anti-tumor drug currently approved by the FDA as a treatment for small cell lung cancer sensitive disease after failure of first line chemotherapy.  The endpoints of the picoplatin trial include survival, response rate (tumor shrinkage), duration of response and time to progression.  We amended our Phase II clinical trial protocol in January 2006 from a two-arm study of picoplatin versus topotecan to a single arm study of picoplatin.  We discontinued the topotecan arm of the study because patients and investigators often were unwilling to accept the topotecan arm of the two-arm study.  The rationale for the amendment was that the dose and schedule of topotecan approved for use in patients with platinum-sensitive small cell lung cancer have minimal, if any, efficacy in patients with resistant or refractory small cell lung cancer and unacceptable toxicity, thus presenting a situation in which an ineffective but toxic treatment regimen was to be used as one arm of the randomized Phase II trial.

We also plan to undertake a Phase I/II trial of picoplatin in colorectal cancer. The proposed trial would evaluate increasing doses of picoplatin in combination with the chemotherapy agents 5-fluorouracil and leucovorin in patients who have failed a 5-fluorouracil/leucovorin chemotherapy regimen. Endpoints would include safety, response rate (tumor shrinkage), duration of response and time to progression.  This proposed trial currently is targeted to begin in the first half of 2006.

The actual time for initiation and completion of our picoplatin clinical trials depend upon numerous factors, including:

•      our ability to close the proposed $65 million equity financing described in Item 7 below under the heading “Proposed Equity Financing”;

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

We may not initiate, advance or complete our picoplatin or any other proposed clinical studies as projected or achieve successful results.

We will rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving picoplatin.  Further, to the extent that we now or in the future participate in collaborative arrangements in connection with the development and commercialization of our proposed products, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to initiate, advance or complete, or experience delays in or are forced to curtail our current or planned clinical trials, our stock price and our ability to conduct our business could be materially negatively affected.

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

For our picoplatin product candidate to be successful, we need sufficient, reliable and affordable supplies of the picoplatin drug product.  Sources of picoplatin drug product may be limited, and third-party suppliers of picoplatin drug product may be unable to manufacture drug product in amounts and at prices necessary to successfully commercialize our picoplatin product.  Moreover, third-party manufacturers must continuously adhere to current Good Manufacturing Practice (cGMP) regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant a New Drug Application (NDA) for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers fails to comply with these requirements, we may be subject to regulatory action.

We have a limited supply of picoplatin drug product that was manufactured by a prior licensee in September 2004 and earlier.  The drug product has been demonstrated to be stable for 18 to 24 months from the date of manufacture, which time period is not sufficient to complete our current and proposed clinical trials of picoplatin.  We have entered into an agreement with Hyaluron, Inc. to manufacture and supply additional picoplatin drug product on a purchase order, fixed fee basis.  The agreement will continue until April 15, 2010, subject to earlier termination by either party in the event of an uncured material breach or the liquidation or bankruptcy of the other party.  We may terminate the agreement if we decide to no longer pursue manufacturing or distribution of picoplatin. There is no assurance that Hyaluron will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis.   There are in general relatively few manufacturers and suppliers of picoplatin drug product. If Hyaluron or an alternate manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to us, we may suffer delays in, or be prevented from, initiating or completing our clinical trials of picoplatin.

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

If the $65 million proposed equity financing is not completed in a timely manner, or at all, we will be unable to pay our current debt obligations when they become due.

In connection with our 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, Texas, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, Texas.  The loan, which matures in June 2006, is secured by the assets acquired in the transaction.  The interest rate on the loan was 7.25% on December 31, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.50% on February 17, 2006.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the years ended December 31, 2005 and 2004 totaled $601,000 and $486,000, respectively. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Based on an interest rate of 7.25% (effective December 31, 2005) and taking into account the early payment of $1.0 million in principal under the arrangement described below, the estimated principal balance payable at maturity would be $2.7 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our financial condition, results of operations, business or properties. If this were to occur, Texas State Bank could declare the entire amount of the loan ($2.8 million at February 17, 2006) due and immediately payable.  In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, we have ceased manufacturing operations at the Denton facility and are actively working to sell the facility and other STR assets. We have listed the Denton facility for sale at a price of $3.3 million.  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  As of December 31, 2005, we received aggregate proceeds of $115,000 from the sale of equipment and other assets.  These proceeds were applied to the outstanding principal balance of the loan.  There can be no assurance that the Bank will approve the price or other terms of any offer received by us to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by us from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.  In October 2005, we placed $1.0 million in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  We further agreed that if we were unable to obtain at least $15.0 million in new financing on or before January 31, 2006, the Bank may apply the $1.0 million cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank agreed that our cessation of operations at the Denton facility will not be declared an event of default under the loan as long as we continue to pay insurance and taxes on and otherwise maintain the facility.  Additionally, the Bank agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in our financial condition, results of operations, business or properties.

In connection with the bridge loan from investors described in the paragraph below, the Bank agreed to continue its October 2005 forbearance until June 5, 2006, in return for our agreement to change the maturity date of the note from April 17, 2009 to June 5, 2006.  Pursuant to our October 2005 agreement, the Bank, as of January 31, 2005, applied the $1.0 million cash collateral and all interest accrued thereon to the outstanding balance of the Bank note. The outstanding balance of the Bank note at February 17, 2006 was approximately $2.8 million.

In contemplation of the proposed financing transaction described in Item 7 below under the heading “Proposed Financing Transaction,” on February 1, 2006, we executed convertible promissory notes in the aggregate principal amount of $3.46 million.  In addition to these bridge notes, we issued five-year bridge warrants to purchase an aggregate of approximately 2.5 million shares of common stock at an exercise price of $0.77 per share.  The bridge notes have an interest rate of 8% per annum and, at the closing of the proposed $65 million equity financing (if such occurs), automatically would convert into approximately 4.9 million shares of common stock.  The bridge notes, which are secured by a first lien on certain of our assets, will mature on the earliest of (i) May 31, 2006, (ii) the closing of the proposed equity financing, and (iii) the written election of the holders of 60% in interest of the principal amount of the bridge notes following an event of default under the terms of the bridge notes. At maturity, the bridge notes may be converted into shares of common stock at the election of the holders, subject to certain limitations.  If the holders do not elect such voluntary conversion, the principal balance and all accrued and unpaid interest under the bridge notes will, after the maturity date, bear interest at an increased rate of 13% from and after the date of default to the date of payment in full of such unpaid amount.

We can provide no assurance that our shareholders will approve the proposed $65 million equity financing and that we will be able to satisfy the other conditions for closing of the proposed equity financing on a timely basis, or at all.  If we do not receive required shareholder approvals and complete the proposed equity financing, we will not have funds to repay the bridge notes and the Bank note when they become due and payable.  In such case, there is a substantial likelihood that we will be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, sale, marketing, distribution and manufacture of picoplatin and any other future product candidates and technologies in the US and Europe.  At present, our only material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of picoplatin.  Under that license, we are solely responsible for the development and commercialization of picoplatin. AnorMED retains the right, at our cost, to prosecute patent applications and maintain all patents.  The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in NeoRx common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13.0 million, payable in cash or a combination of cash and NeoRx common stock. These milestones include our successful completion of a picoplatin Phase II study or initiation of a picoplatin Phase III study, submission to the FDA of a New Drug

Application (NDA) for picoplatin, regulatory approval from the FDA of picoplatin and the attainment of certain levels of annual net sales of picoplatin. Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales.  We cannot be certain of the extent of our success, if any, in commercializing picoplatin and attaining established milestones.  We initiated our first picoplatin trial, a Phase II study of picoplatin in small cell lung cancer, in June 2005, and it is unlikely that these milestones will be triggered during 2006.  Because we cannot predict the length of time to complete our Phase II study, the time of initiation and completion of a Phase III study or the time of submission of an NDA for picoplatin, we are unable to predict when such milestones may be triggered after 2006.  Because we cannot predict the length of time to completion of our Phase II study, the time of initiation and completion of a Phase III study or the time of submission of an NDA for picoplatin, we are unable to predict when such milestones might be triggered after 2006.  The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.   If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our current and planned picoplatin clinical studies.

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute (TSRI).  This collaboration is still at very early stage. Under the agreement, we will provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer.  We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration.  The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget.  We made an initial funding payment to TSRI of $137,500, on August 8, 2005.  The agreement provides for additional aggregate funding payments of $1.0 million and $1.4 million in 2006 and 2007, respectively.  We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to some or all of the compounds arising from the collaboration.

None of our current employees has experience selling, marketing and distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of picoplatin or any other product candidate; we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on US Patent Number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED, and additional licensed patents expiring in 2016 covering picoplatin in the European Union.  The FDA has also designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval.  We may also be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering picoplatin after regulatory approval, if any, of such product in the US.

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

In April 2003, we received $10 million from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc., its subsidiary, Cordis Corporation, and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation, including the patents that were assigned to BSC. We understand that BSC is still asserting a licensed patent against the defendants, but has also agreed, in principle, to purchase Guidant.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

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

Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner.  We have terminated our STR manufacturing operations in Denton, Texas and are actively marketing the facility for sale.  In 2005, we recorded costs associated with the closure of the Denton facility, including decommissioning costs, of $0.9 million.  We estimate costs in 2006 related to these activities at $0.1 million.  These costs could increase substantially, depending on actions of regulators or if we discover previously unknown contamination in or around the facility.  In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

As of December 31, 2005, we had a total work force of 21 full-time employees and 2 part-time employees.  Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program.  We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on March 20, 2003. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with The Nasdaq National Market minimum $1.00 bid price requirement for continued listing. By transferring to The Nasdaq Capital Market, we were afforded an extended grace period in which to satisfy The Nasdaq Capital Market $1.00 minimum bid price requirement.  On May 6, 2003, we received notice from Nasdaq confirming that we were in compliance with the $1.00 minimum bid price requirement. We will not be eligible to relist our common stock on The Nasdaq National Market unless and until our common stock maintains a minimum bid price of $5.00 per share for 90 consecutive trading days and we otherwise comply with the initial listing requirements for The Nasdaq National Market. Trading on the Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq National Market.

On January 10, 2006, we received a notice from Nasdaq indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(8)(D) (the Minimum Bid Price Rule) because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive trading days.  In accordance with Nasdaq Marketplace Rules, we were provided 180 calendar days, or until, July 10, 2006, to regain compliance with the Minimum Bid Price Rule.  To regain compliance, the closing bid price of our common stock had to remain at $1.00 per share or more for a minimum of ten consecutive trading days.  On February 22, 2006, we received a notice from Nasdaq indicating that we had regained compliance with the Minimum Bid Price Rule.  The closing bid price of our common stock may in the future fall below the Minimum Bid Price Rule or we may in the future fail to meet other requirements for continued listing on the Nasdaq Capital Market.  If we are unable to cure any future events of noncompliance in a timely or effective manner, our common stock could be delisted from the Nasdaq Capital Market

If our common stock were to be delisted from The Nasdaq Capital Market, we may seek quotation on a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2005, the high and low closing sale prices of our common stock were $2.34 and $0.47.  In 2004, the high and low closing sale prices were $5.78 and $1.43.  Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

In addition, potential public concern about the safety of our proposed picoplatin product and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment in our securities.

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

Our articles of incorporation authorize our board of directors to issue up to 150,000,000 shares of common stock and up to 3,000,000 shares of preferred stock.  With respect to preferred stock, our board has the authority to determine the price, rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders.  In order to effectuate the proposed $65 million equity financing described in Item 7 below under the heading “Proposed Equity Financing,” we will be seeking shareholder approval at the special meeting of shareholders to be held April 11, 2006 to increase our authorized common stock to 200,000,000.

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

Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation for our Series B Convertible Preferred Stock may require us to obtain the approval of the holders of Series B preferred stock to amend, alter or repeal any provision of the Certificate of Designation which may be deemed to materially adversely affect the rights of the holders of Series B preferred stock or to authorize, create or issue any class or series of securities having liquidation or other rights superior to those of the Series B preferred stock. The Series B preferred stock also contains provisions requiring the adjustment of the conversion price if we issue (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board of directors or transactions approved by a majority of the holders of the Series B preferred stock) shares of common stock at prices lower than the conversion price. This means that if we need to raise equity financing at any time when the prevailing or discounted market price for our common stock is lower than the conversion price, the conversion price will be reduced and the dilution to shareholders increased. Similar antidilution provisions are contained in common stock warrants issued to investors in connection with our 2004 and 2005 private placement transactions.  These provisions may make it more difficult for our management or shareholders to take certain corporate actions and could delay, discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

The outstanding shares of Series B preferred stock were convertible into 3,446,389 shares of common stock as of December 31, 2005.  On February 1, 2006, the holders of all outstanding shares of our Series B preferred stock entered into an agreement to convert their Series B preferred shares upon closing, if any, of the equity financing described under the heading “Proposed Equity Financing” below.  If the proposed equity financing is completed, the outstanding shares of Series B preferred stock will be converted into an aggregate of approximately 9.5 million shares of common stock, and the Series B preferred shares so converted will be retired and cancelled and not reissued.

If we complete the proposed $65 million equity financing, the number of shares of our common stock outstanding will increase substantially and certain investors will beneficially own significant blocks of our common stock; upon registration, such common shares will be generally available for resale in the public market.

If the proposed $65 million equity financing described in Item 7 below under the heading “Proposed Equity Financing” is completed, we will issue to a small group of institutional and other accredited investors an aggregate of approximately 92.9 million shares of common stock (which amount includes shares issued upon automatic conversion of the bridge notes), plus warrants to purchase an aggregate of approximately 25.4 million additional shares of common stock.  These investors also have received warrants to purchase an aggregate of approximately 2.5 million shares of common stock in connection with their participation in the bridge loan.  Concurrently with the closing, we additionally would issue an aggregate of approximately 9.5 million shares of common stock to the holders of our Series B preferred stock upon conversion of their Series B preferred shares.  The issuance of such shares and warrants would have a substantial dilutive effect on shareholders who acquired our common stock prior to the closing of the proposed equity financing.

The proposed equity financing is being led by MPM Capital.  Upon closing of the proposed equity financing (assuming shareholder approval), MPM Capital would become the beneficial owner of approximately 30% of our common stock and would have representation on our board of directors, filling one of two new director positions to be created in connection with the financing.  The second new director position would be filled by a representative selected by mutual agreement of MPM Capital and Bay City Capital.  Bay City Capital would acquire beneficial ownership of approximately 16% of our common stock upon closing of the proposed equity financing.  Two of our current directors, Dr. Fred Craves and Dr. Carl Goldfischer, are managing directors of Bay City Capital.

Under the securities purchase agreement, we have agreed, if the proposed equity financing is completed, to file a registration statement with the SEC covering the resale of the approximately 92.9 million shares of common stock issued in the financing and the approximately 27.9 million shares of common stock issuable upon exercise of the warrants issued in the bridge loan and the equity financing.  Upon such registration, these shares will become generally available for immediate resale in the public market.  The approximately 9.5 million shares of common stock issued upon conversion of the Series B preferred stock similarly will be available for immediate resale pursuant to a registration statement or an exemption from registration under Rule 144 of the Securities Act.  The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, as well as registration and proxy statements and other information, with the Securities and Exchange Commission.  These documents may be read and copied at the SEC’s public reference rooms in Washington, DC, New York, NY and Chicago IL.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Our SEC filings also are available to the public at the Internet website maintained by the SEC at www.sec.gov.  Our reports filed with the SEC after January 1, 2003, also are available on our website, www.neorx.com. The information contained in our website does not constitute part of, nor is it incorporated by reference into, this report.  We will provide paper copies of our SEC filings free of charge upon request.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

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

In April 2001 we acquired a radiopharmaceutical manufacturing facility located on 12 acres in Denton, Texas. The main building is approximately 88,000 square feet and houses approximately 12,000 square feet of clean rooms.  From 2001 to 2005, we used the facility to manufacture our skeletal targeted radiotherapy (STR) compound. In May 2005, we announced the immediate implementation of a strategic restructuring program to refocus our limited resourced on the development of picoplatin.  The restructuring plan, which was completed in June 2005, included cessation of manufacturing operations at our Denton, Texas facility.  We are actively working to sell the facility.  Any sale of the Denton facility is subject to approval of Texas State Bank, McAllen, Texas, which holds a first lien on the property, the facility and related assets.

Item 3.   LEGAL PROCEEDINGS

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the The Nasdaq Capital Market (formerly the Nasdaq SmallCap Market). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Capital Market.  These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$2.34	$0.99
Second Quarter	0.97	0.47
Third Quarter	1.12	0.62
Fourth Quarter	1.26	0.75
2004
First Quarter	$5.78	$3.60
Second Quarter	4.12	2.37
Third Quarter	2.66	1.43
Fourth Quarter	2.51	1.43

The closing price of our common stock on The Nasdaq Capital Market was $1.46 on February 17, 2006.

There were approximately 902 shareholders of record as of February 17, 2006.  This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$15	$1,015	$10,531	$11,054	$2,873
Operating expenses	21,075	20,502	15,218	34,949	29,020
Loss from operations	(21,060)	(19,487)	(4,687)	(23,895)	(26,147)
Net loss	(20,997)	(19,371)	(5,059)	(23,093)	(23,802)
Net loss applicable to common shareholders	(21,497)	(19,871)	(7,535)	(23,593)	(24,303)
Net loss per common share – basic and diluted	$(0.64)	$(0.66)	$(0.28)	$(0.89)	$(0.92)
Weighted average common shares outstanding - basic and diluted	33,665	30,143	27,280	26,645	26,402
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$4,523	$16,254	$15,166	$6,564	$4,097
Investment securities	—	1,499	12,335	9,572	29,484
Working capital (deficit)	(1,880)	15,689	26,064	14,195	31,123
Total assets	10,114	27,436	35,691	25,993	51,028
Note payable, net of current portion	—	3,905	4,112	5,182	5,696
Shareholders’ equity	$3,173	$20,828	$29,490	$17,576	$41,715

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties.  As described under the heading “Important Information Regarding Forward-Looking Statements” at the beginning of this report, our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause or contribute to such differences include those discussed below and in the section above entitled “Risk Factors.”

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

Impairment of Long-Lived Assets: As of December 31, 2005, we had approximately $0.3 million of property and equipment. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate.  Application of the test for impairment requires judgment.

In June 2005, we recognized an asset impairment loss of $3.3 million on certain facilities and equipment resulting from our decision to terminate our STR program. The loss on the Denton manufacturing facility and related equipment was determined based primarily on an appraisal study commissioned by us.  We used a fair value of $3.3 million for the Denton facility in determining the impairment loss.  This valuation was the result of weighting the range of values in the appraisal study, which varied from $3.1 million to $5.1 million. The loss on the equipment at the Seattle facility was determined based on estimates of potential sales values of used equipment.  Due to the inherent uncertainty of the timing of a sale of the Denton facility, we classified this asset as a long term asset held for sale.

Long Term Debt:  We assumed our note payable to Texas State Bank in connection with the acquisition of our radiopharmaceutical manufacturing facility in Denton, Texas.  The assets acquired secure the note payable.  At December 31, 2005, the note payable was further secured by a $1.0 million certificate of deposit pledged to Texas State Bank, which was applied to the outstanding balance of the note on January 31, 2006.  We entered into a letter agreement dated January 30, 2006 with Texas State Bank that changed the maturity date of our promissory note with the Bank to June 5, 2006.  Accordingly we have classified the Bank note’s entire outstanding balance of approximately $3.9 million at December 31, 2005 as current.  The outstanding balance of the Bank note at February 17, 2006 was approximately $2.8 million.

Stock Compensation:  We currently measure compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and disclose the impact of the fair value method in the footnotes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share Based Payment,” which requires that fair value be recorded in the results of operations beginning no later than July 1, 2005. Since there is no market for trading employee stock options, there is no certainty that the result of the fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require several assumptions, the most significant of which are stock price volatility and the average life of an option. See “New Accounting Pronouncements” below for additional information.

Results of Operations

Year Ended December 31, 2005 Compared with December 31, 2004

Our revenues for 2005 totaled $15,000, which primarily consisted of royalty payments.  Our revenues for 2004 totaled $1.0 million, which consisted primarily of milestone payments from Boston Scientific Corporation.

Total operating expenses increased 3% to $21.1 million for the year ended December 31, 2005, from $20.5 million for the same period in 2004.

Research and development expenses for the year ended December 31, 2005 decreased 24% to $10.2 million, from $13.3 million for the same period in 2004.  Among the primary components of the decrease were a $7.3 million decrease in costs related to the STR program, offset by a $3.6 million increase in picoplatin program development costs, a $0.3 million reduction in shared-cost reimbursements and a $0.3 million increase in development related overhead costs.

General and administrative expenses decreased 17% to $5.9 million for the year ended December 31, 2005, from $7.2 million for the same period in 2004.  The decrease in G&A costs was due primarily to a decrease of $1.0 million for personnel related costs.

In March 2005, we raised approximately $3.8 million in net proceeds from the sale in a private placement of 3,320,000 shares of common stock.  In connection with this private placement, we issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share.  The warrants became exercisable beginning on September 3, 2005 and, thereafter, are exercisable at any time during their term.

Until May 2005, our major research and development program had been skeletal targeted radiotherapy (STR), a bone-targeting radiotherapeutic.  In May 2005, we announced the immediate implementation of a strategic restructuring program to refocus our limited resources on the development of picoplatin.  The restructuring plan, which was completed in June 2005, included the discontinuation of our STR development program, including halting patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton, Texas facility, where STR was manufactured, and reducing our workforce by approximately 50%.  We recorded restructuring charges against operations totaling $1.7 million during 2005.  This charge consisted of severance costs totaling $0.9 million associated with the reduction in workforce and contract termination and decommissioning costs of $0.8 million.

We evaluated our STR assets in light of the restructuring and determined that a likely impairment existed on those assets.  We recorded a charge of $3.3 million against operations in June 2005 to reflect such impairment.  The asset impairment charge reflects the difference in the estimated fair value of assets as compared to the net book value of assets employed in our STR program.

In conjunction with our strategic restructuring, in June 2005 we negotiated the early termination of our STR-related supply agreement with the University of Missouri Research Reactor facility group (MURR).  We paid MURR a fee of $368,000 in connection with such early termination. During 2005 we paid $190,000 in minimum purchase requirements under the agreement.

Other income totaled $0.1 million in 2005 and 2004, respectively.  These amounts consisted of interest income of $0.3 million, offset by interest expense of $0.2 million.

Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2005 and 2004.

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

Research and development expenses for the year ended December 31, 2004 increased 39% to $13.3 million, from $9.6 million for the same period in 2003.  Among the primary components of the increase were a $4.0 million in increased costs related to the STR Phase III trial, which was opened in March 2004, and a $0.6 million increase in pre-clinical development costs related to picoplatin, offset by a $0.2 million decrease resulting from the curtailment of our Pretarget program in July 2002.

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

In April 2004, we acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin (NX 473), a platinum-based anti-cancer agent.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash.

Other income totaled $0.1 million in 2004 and consisted primarily of interest income of $0.3 million, offset by interest expense of $0.2 million.  Other expenses totaled $0.2 million in 2003 and consisted primarily of realized loss on the sale of investment securities.

In March 2004, we entered into a contract with the University of Missouri Research Reactor facility group (MURR), under which MURR was responsible for the manufacture, including process qualification, quality control, packaging and shipping of the holmium-166 component of STR for our STR Phase III trial.  In November 2004, we exercised our option to extend the term of the agreement until March 1, 2006.  Under the contract, we paid a fixed price per unit of holmium-166 ordered, subject to a minimum purchase requirement, and fixed amounts for handling and maintenance.  During 2004 we purchased the minimum quantities under the contract, which totaled approximately $510,000.

Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2004 and 2003.

Major Research and Development Projects

Our major research and development project during the fiscal years ended December 31, 2005, 2004 and 2003 was skeletal targeted radiotherapy (STR™), a bone-targeting radiotherapeutic.  In May 2005, we implemented a strategic restructuring to refocus our resources on the development of picoplatin (NX 473), a next generation platinum-based therapy. This restructuring included the discontinuation of our STR development program, including halting further patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton facility, where STR was manufactured and reducing our workforce by approximately 50%.

Skeletal Targeted Radiotherapy.  STR is a radiotherapeutic designed to deliver radiation specifically to sites of cancer in the bone and bone marrow.  STR consists of a bone-seeking molecule called DOTMP, which deposits the radioactive substance, holmium-166, in the skeleton.  We have incurred costs of approximately $58.2 million in connection with the STR program since the program’s inception in 1998.

Total estimated costs to complete the STR clinical trial and potentially obtain marketing approval were in the range of $35-40 million, including cost of clinical drug supply.  These costs would have been substantially higher if we were required to repeat, revise or expand the scope of our trials or conduct additional clinical trials.  The termination of the STR development program relieved us of the annual costs associated with the program, including the manufacturing, clinical trial and personnel costs.  During 2004, these costs were approximately $10.2 million.  For 2005 these costs were expected to be approximately $4.5 million.  Actual costs incurred in connection with the STR program in 2005 were $2.9 million.  We are actively seeking a buyer for the Denton facility and our STR related assets.  Given the inherent uncertainty of the timing of a sale of the Denton facility, we have classified this asset as long-term.

STR was a clinical stage product for which no marketing approvals have been obtained.  We had no material cash inflows relating to our STR development and did not receive any revenues from product sales of STR.  Due to our decision to curtail our STR development program, there is neither an anticipated completion date nor an expected period during which material cash inflows will commence.  As a consequence of the restructuring, we are not dependent on the successful development and completion of our STR program and, therefore, there are no risks and uncertainties associated with the STR program that will materially impact our operations or financial position.

Picoplatin.  Our current major research and development project is picoplatin (NX 473), a next-generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors.  We initiated a Phase II clinical study of picoplatin in small cell lung cancer in June 2005 and enrolled the first patient in July 2005.  As of December 31, 2005, we have incurred costs of approximately $4.7 million in connection with the picoplatin clinical program.  Total estimated costs to complete the picoplatin Phase II trial in small cell lung cancer are in the range of $10 to $12 million for the period through 2007, including the cost of drug supply.  The costs could be substantially higher if we have to repeat, revise or expand the scope of our trial.  Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace.  To date, we have not received any revenues from product sales of picoplatin.

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

Summary of Research and Development Costs.  Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects.  Finally, our total development costs include the costs of various other research efforts directed toward the identification and evaluation of future product candidates.  These other research projects are pre-clinical and not considered major projects.  Our total research and development costs are summarized below:

Summary of Research and Development Costs

	2005	2004	2003
	(in thousands)

STR	$2,864	$10,155	$6,169
Picoplatin	4,150	555	—
Other overhead and research costs	3,184	2,621	3,422
Total research and development costs	$10,198	$13,331	$9,591

Proposed Equity Financing

On February 1, 2006, we entered into a securities purchase agreement with institutional and other accredited investors for a $65 million private placement of newly issued shares of our common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock.  We also completed a bridge loan for approximately $3.46 million to be used as working capital to fund operations until the anticipated completion of the equity financing.  The closing of the equity financing, including the issuance of the securities and the receipt of proceeds, is subject to shareholder approval in accordance with Nasdaq Marketplace Rules, as well as to satisfaction of customary and other conditions of closing, including shareholder approval of an amendment to our articles of incorporation to increase our authorized common stock to provide for a sufficient number of common shares to complete the financing.

Assuming receipt of required shareholder approvals and satisfaction of other closing requirements, we would issue to the investors an aggregate of approximately 92.9 million shares of common stock at a purchase price of $0.70 per share, together with five-year warrants to purchase an aggregate of approximately 25.4 million shares of common stock at an exercise price of $0.77 per share.  The securities purchase agreement may be terminated at any time by mutual written agreement by us and the holders of at least 60% in interest of the notes held by the investors pursuant to the bridge loan.  The securities purchase agreement may be terminated by either us or the holders of at least 60% in interest of the bridge notes (i) in the event of a material breach by the other party, (ii) if any governmental entity issues an injunction or other ruling prohibiting the proposed equity financing, or (iii) if the proposed equity financing does not close on or before May 31, 2006.  During the term of the securities purchase agreement, we have agreed, subject to customary fiduciary exceptions, not solicit or participate in negotiations with any third parties relating to the sale of 10% or more of our business, assets or capital shares.  Moreover, if we receive any third party offer to provide financing or to enter into a transaction below the 10% threshold, we must first endeavor to negotiate with the investors for a period of up to 15 business days and, if the investors offer to provide such financing or enter into such transaction on terms no less favorable than those offered by third parties, we must accept the investors’ offer if we accept any offer.

In connection with the proposed equity financing, on February 1, 2006, the holders of all of our outstanding shares of Series B convertible preferred stock executed an agreement, subject to the closing of the proposed equity financing, to convert their shares of Series B preferred stock into shares of common stock, at an adjusted conversion rate of 6060.6061 shares of common stock for each Series B share.  Subject to shareholder approval of the proposed financing and the proposed amendment of our articles of incorporation, we would, concurrently with the closing of the equity financing, issue to holders of the Series B preferred stock an aggregate of approximately 9.5 million shares of common stock in such conversion.  The agreement to convert expires on the earliest to occur of (i) any event pursuant to which all of the outstanding shares of Series B preferred stock are converted into shares of common stock; (ii) the consummation of a liquidation (as that term is defined in Section 3(d) of the Series B Designation); and (iii) June 1, 2006.

A special meeting of shareholders has been scheduled for April 11, 2006 to seek the shareholder approvals required to complete the proposed equity financing.  Detailed information about the proposals to be presented at the special meeting will be contained in the proxy statement filed with the SEC and mailed to shareholders prior to the meeting.  The Company, our board of directors, executive officers and employees, and certain other persons may be deemed to be participants in the solicitation of proxies of Company shareholders to approve the issuance of securities and the amendment of the articles of incorporation in connection with the proposed financing.  These individuals may have interests in the transaction, including interests resulting from their participation as an investor in the transaction or their ownership of common stock or options or other securities of the Company.  Information concerning these individuals and their interests in the transaction and their participation in the solicitation will be contained in the proxy statement to be filed with the SEC.  Shareholders of the Company are advised to read the proxy statement and any other relevant documents filed with the SEC when they become available because they will contain important information.

Liquidity and Capital Resources

We have historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2005, we had net negative working capital of $1.9 million and had an accumulated deficit of $255.8 million with total shareholders’ equity of $3.2 million.  In May 2005, we implemented a strategic restructuring plan to reduce costs by discontinuing our STR development program and other STR related activities.  We have no assurance that our restructuring or any other cost savings alternatives will be successful.  We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all.  The report of our independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2005 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.  If we are unable to close the proposed equity financing described above or otherwise obtain sufficient cash to fund our operations, we may be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  We invest excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities, net of restricted cash of $1.0 million, totaled $3.5 million at December 31, 2005 compared to

$17.8 million at December 31, 2004.  We primarily fund current operations with our existing cash and investments.  Cash used for operating activities for the twelve months ended December 31, 2005 totaled $16.5 million.  This included $1.3 million in costs incurred as part of the STR restructuring.  Revenues and other income sources for 2005 were not sufficient to cover operating expenses.

We raised approximately $3.8 million in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005.  We have applied the net proceeds from this financing to support our Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of our STR development program. We raised approximately $9.0 million in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  The net proceeds from this financing was used to support STR development program, which we discontinued in May 2005, and for general working capital.

On February 1, 2006, we received a $3.46 bridge loan from investors in the proposed equity financing described under the heading “Proposed Equity Financing” above.  Pursuant the bridge loan, we issued convertible promissory notes for the principal amount of the loan and five-year warrants to purchase an aggregate of approximately 2.5 million shares of common stock at an exercise price of $0.77 per share.  The proceeds of the bridge loan will be used for working capital pending receipt of anticipated shareholder approvals in connection with the proposed equity financing.  The bridge notes have an interest rate of 8% per annum and, at the closing of the proposed equity financing, if such occurs, automatically would convert into an aggregate of approximately 5.0 million shares of common stock.  The notes are secured by a first lien on certain of our assets pursuant to a security agreement between us and the investors dated as of February 1, 2006.  The bridge notes will mature on the earliest of (i) May 31, 2006, (ii) the closing of the proposed equity financing, and (iii) the written election of the holders of 60% in interest of the principal amount of the bridge notes following an event of default under the terms of the bridge notes.  If the proposed equity financing is not completed on or before May 31, 2006, or there occurs an event of default under the bridge notes, or the if bridge notes are outstanding after May 31, 2006, the principal amount of the bridge notes and all accrued and unpaid interest may, subject to certain limitations, be converted at the option of the holders into shares of common stock at the lesser of (i) $0.70 per share or (ii) the greater of: (X) $0.45 per share or (Y) the closing per share bid price on the date of the event of default or May 31, 2006, as applicable.  Unless previously converted, the outstanding principal balance and all accrued and unpaid interest under the bridge notes will, after the maturity date, bear interest at an increased rate of 13% from and after the date of default to the date of payment in full of the unpaid amount.

As a condition to closing of the bridge loan, we executed a letter agreement dated January 30, 2006 with Texas State Bank, pursuant to which we agreed to change the maturity date of our promissory note with the Bank to June 5, 2006.  We originally entered into a the Bank note in connection with our 2001 purchase of a radiopharmaceutical manufacturing plant and other assets located in Denton, Texas.  As part of that transaction, we assumed $6.0 million principal amount of restructured debt held by Texas State Bank, McAllen, Texas.  The loan is secured by the assets acquired in the transaction.  The interest rate on the loan was 7.25% on December 31, 2005.  The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.50% on February 17, 2006.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the years ended December 31, 2005 and 2004 totaled $601,000 and $486,000, respectively. With the implementation of the restructuring plan in May 2005 (see Note 8), we began selling excess equipment previously used in the manufacturing facility.  Under the terms of the note, the proceeds from the sale of such equipment in 2005 ($115,000) were applied against the principal balance of the note.  The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Based on an interest rate of 7.50% (effective January 31, 2006) and taking into account the early payment of $1.0 million in principal under the arrangement described below, the estimated principal balance payable at maturity would be $2.7 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our financial condition, results of operations, business or properties. If this were to occur, Texas State Bank could declare the entire amount of the loan ($2.8 million at February 17, 2006) due and immediately payable.  In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, we have ceased manufacturing operations at the Denton facility and are actively working to sell the facility and other STR assets. We have listed the Denton facility for sale at a price of $3.3 million.  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  As of December 31, 2005, we received aggregate proceeds of $115,000 from the sale of equipment and other assets.  These proceeds were applied to the outstanding principal balance of the loan.  There can be no assurance that the Bank will approve the price or other terms of any offer received by us to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by us from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, we placed $1.0 million in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  We further agreed that if we were unable to obtain at least $15.0 million in new financing on or before January 31, 2006, the Bank may apply the $1.0 million cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank agreed that our cessation of operations at the Denton facility will not be declared an event of default under the loan as long as we continue to pay insurance and taxes on and otherwise maintain the facility.  Additionally, the Bank agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in our financial condition, results of operations, business or properties. Pursuant to this agreement, the Bank, as of January 31, 2005, applied the $1.0 million cash collateral and all interest accrued thereon to the outstanding balance of the Bank note.  By letter agreement dated January 30, 2006, the Bank agreed, in exchange for our agreement to accelerate the maturity date of the note, to continue the forbearance under the October 2005 agreement until June 5, 2006.  We believe that this will allow us time to seek required shareholder approvals and to close the proposed equity financing; however, we have no assurance that such approval will be received or that the proposed financing will be completed in a timely manner, if at all.

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

With the proceeds from the bridge loan, we had total cash and marketable securities of $4.7 million at February 17, 2006.  We believe that our current cash and cash equivalent balances, including the proceeds of the bridge loan, will provide adequate resources to fund operations at least until May 31, 2006.  If we do not receive required shareholder approvals in connection with the proposed equity financing and complete the proposed equity financing in a timely manner, we will not have funds to pay off the bridge notes and the Bank note when they become due and payable or to fund our continuing operations.  In such case, there is a substantial likelihood that we will be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

We acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. in April 2004.  Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13 million, payable in cash or a combination of cash and common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  We initiated our first picoplatin clinical trial, a Phase II study of picoplatin in small cell lung cancer, in July 2005, and it is unlikely that these milestones would be triggered during 2006.  Because we cannot predict the length of time to completion of our Phase II study, the time of initiation and completion of a Phase III study or the time of submission of a New Drug Application for picoplatin, we are unable to predict when such milestones might be triggered after 2006.

Also in April 2004, we sold and transferred our Pretarget intellectual property to Aletheon Pharmaceuticals, Inc.  Under the agreement, we could receive up to $6.6 million in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  We did not receive any upfront consideration for the sale of the Pretarget property.  We discontinued our clinical studies using the Pretarget technology in July 2002, and sought, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieved us of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, we spent approximately $350,000 for the prosecution and maintenance of the

Pretarget patents and trademarks.  For 2004, these costs were approximately $70,000.  Seattle-based Aletheon is a development stage biotherapeutics company founded by two former NeoRx employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.

In April 2003, we received $10 million from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc., its subsidiary, Cordis Corporation, and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation, including the patents that were assigned to BSC. We understand that BSC is still asserting a licensed patent against the defendants, but has also agreed, in principle, to purchase Guidant.  Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003.  We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

Although there can be no assurance, if we complete the proposed $65 million equity financing, we will require substantial additional funding to develop and commercialize picoplatin and any other proposed products and to fund our operations.

Management is continuously exploring alternatives, including:

•      raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and

•      entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions.

Our actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our Phase II trial of picoplatin in small cell lung cancer;

•      our ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•       the timing and amounts of proceeds from any sale of the Denton facility and assets;

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

We have net operating loss carryforwards of approximately $138 million, which expire from 2006 through 2025.  If the proposed equity financing is completed, a change of control would occur that may limit our ability to utilize these net operating loss carryforwards.  If such limitation occurs, we may incur higher tax expense, which also would affect our capital requirements.

Our financial statements are prepared on a going concern basis; however, our inability to obtain additional capital as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2005, we had the following long-term commitment (in thousands):

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease commitments	$630	$1,138	$326	$—	$2,094
Purchase commitments - Scripps	1,013	1,350	—	—	2,363
Total commitments	$1,643	$2,488	$326	$—	$4,457

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made.  SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability.  SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, “Share-Based Payment.’ SFAS 123R replaces SFAS 123, “Stock-Based Compensation,” issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations.  SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.  The Statement is effective for the first annual reporting period that begins after June 15, 2005.  Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants.   Stock compensation expense under the prior rules would have increased reported diluted loss per share by $.03 in 2005.  SFAS 123R will apply to all outstanding, unvested option grants as of the effective date.  The Company plans to adopt SFAS No. 123R effective beginning in the first quarter of 2006 using the Modified Prospective method.  Under the Modified Prospective method, SFAS 123R applies to new and modified option grants after the effective date, and to any unvested option grants as service is rendered on or after the effective date.  The attribution of compensation cost for vested option grants as of the date of adoption will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, we expect to recognize total annual compensation cost in 2006 of approximately $320,000 to $630,000 resulting from the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio.  The Company does not have any derivative financial instruments.  The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decrease.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.  At December 31, 2005, the Company did not own any federal government or corporate debt instruments. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to one year and securities with variable interest rates.

The Company’s promissory note to Texas State Bank bears interest equal to the bank prime rate. The fixed monthly payment amount on the Bank note is recalculated in April of each year.  The maximum permitted interest rate on the note is 18% per annum. Because the interest rate on the note varies with changes in the prime rate, the Company’s interest expenses may increase as the bank prime interest rate increases.  Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.  On January 30, 2006, the Company agreed to accelerate the maturity date of the Bank note to June 5, 2006.  The outstanding principal amount of the note at February 17, 2006 was approximately $2.8 million.

Investment Risk

The Company has received equity instruments under licensing agreements.  These instruments are included in investment securities and are accounted for at fair value with unrealized gains and losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income — unrealized gain on investment securities in shareholders’ equity.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market.   At December 31, 2005, the Company owned no such corporate equity securities.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA=

All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NeoRx Corporation:

We have audited the accompanying consolidated balance sheets of NeoRx Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoRx Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

KPMG LLP

Seattle, Washington

February 28, 2006

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$3,523	$16,254
Cash - restricted	1,000	—
Investment securities	—	1,499
Prepaid expenses and other current assets	455	639
Assets held for sale	83	—
Total current assets	5,061	18,392
Facilities and equipment:
Land	—	345
Building	—	5,779
Leasehold improvements	—	49
Equipment and furniture	829	3,122
	829	9,295
Less: accumulated depreciation and amortization	(556)	(2,193)
Facilities and equipment, net	273	7,102
Other assets	45	67
Assets held for sale	3,027	—
Licensed products, net of accumulated amortization of $292 and $125	1,708	1,875
Total assets	$10,114	$27,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$995	$1,130
Accrued liabilities	2,078	1,271
Current portion of note payable	3,868	302
Total current liabilities	6,941	2,703
Long-term liabilities:
Note payable, net of current portion	—	3,905
Total long-term liabilities	—	3,905

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized: Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at December 31, 2005 and 2004 (entitled in liquidation to $5,175)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at December 31, 2005 and 2004 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 150,000,000 shares authorized, 34,322,293 and 30,908,753 shares issued and outstanding at December 31, 2005 and 2004, respectively	686	618
Additional paid-in capital	258,283	254,510
Accumulated deficit, including other comprehensive loss of $0 and $1 at December 31, 2005 and 2004, respectively	(255,800)	(234,304)
Total shareholders’ equity	3,173	20,828
Total liabilities and shareholders’ equity	$10,114	$27,436

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATON AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Revenues	$15	$1,015	$10,531
Operating expenses:
Research and development	10,198	13,331	9,591
General and administrative	5,948	7,171	6,265
Gain on sale of real estate and equipment	(158)	—	(638)
Asset impairment loss	3,346	—	—
Restructuring	1,741	—	—
Total operating expenses	21,075	20,502	15,218
Loss from operations	(21,060)	(19,487)	(4,687)
Other income (expense):
Realized (loss) gain on sale of securities	—	—	(151)
Interest income	330	326	198
Interest expense	(267)	(210)	(229)
Total other income (expense)	63	116	(182)

Net loss before cumulative effect of change in accounting principle	(20,997)	(19,371)	(4,869)

Cumulative effect of change in accounting principle	—	—	(190)
Net loss	(20,997)	(19,371)	(5,059)
Preferred stock, Series B warrants beneficial conversion feature	—	—	(1,976)
Preferred stock dividends	(500)	(500)	(500)
Net loss applicable to common shares	$(21,497)	$(19,871)	$(7,535)

Loss per share:
Basic and diluted loss per share applicable to common shares before cumulative effect of change in accounting principle	$(0.64)	$(0.66)	$(0.27)
Cumulative effect of change in accounting principle	—	—	(0.01)
Basic and diluted loss applicable to common shares	$(0.64)	$(0.66)	$(0.28)
Weighted average common shares outstanding – basic and diluted	33,665	30,143	27,280

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Preferred Stock, Series 1		Preferred Stock, Series B		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity

Balance, December 31, 2002	205	$4	—	$—	26,765	$535	$224,035	$(206,998)	$17,576
Common stock issued for services	—	—	—	—	80	2	35	—	37
Exercise of stock options and warrants	—	—	—	—	1,158	23	1,849	—	1,872
Modification of outstanding employee options	—	—	—	—	—	—	590	—	590
Stock options issued for services	—	—	—	—	—	—	269	—	269
Preferred stock and warrants issued, net of offering costs of $1,139	—	—	2	—	—	—	14,611	—	14,611
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,059)	(5,059)
Unrealized loss on investment securities	—	—	—	—	—	—	—	(57)	(57)
Less: reclassification adjustment for net loss on sales of securities	—	—	—	—	—	—	—	151	151
Total comprehensive loss	—	—	—	—	—	—	—	(4,965)	(4,965)
Beneficial conversion feature, Series B preferred stock	—	—	—	—	—	—	1,976	(1,976)	—
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2003	205	$4	2	$—	28,003	$560	$243,365	$(214,439)	$29,490
Exercise of stock options and warrants	—	—	—	—	817	16	784	—	800
Common stock issued for licensed product	—	—	—	—	244	5	995	—	1,000

Common stock issued, net of offering costs of $763	—	—	—	—	1,845	37	9,005	—	9,042
Modification of outstanding employee options	—	—	—	—	—	—	340	—	340
Stock options issued for services	—	—	—	—	—	—	21	—	21
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,371)	(19,371)
Unrealized gain on investment securities	—	—	—	—	—	—	—	6	6
Total comprehensive loss	—	—	—	—	—	—	—	(19,365)	(19,365)
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2004	205	$4	2	$—	30,909	$618	$254,510	$(234,304)	$20,828
Exercise of stock options and warrants	—	—	—	—	94	2	42	—	44

Common stock issued, net of offering costs of $337	—	—	—	—	3,320	66	3,746	—	3,812
Modification of outstanding employee options	—	—	—	—	—		6	—	6
Stock options issued for services	—	—	—	—	—	—	(21)	—	(21)
Comprehensive loss:	—
Net loss								(20,997)	(20,997)
Unrealized gain on investment securities								1	1
Total comprehensive loss	—	—	—	—	—	—	—	(20,996)	(20,996)
Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)
Balance, December 31, 2005	205	$4	2	$—	34,323	$686	$258,283	$(255,800)	$3,173

See accompanying notes to the consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(20,997)	$(19,371)	$(5,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	800	793
Loss on sale of securities	—	—	151
(Gain) loss on disposal of real estate and equipment	(137)	20	(398)
Asset impairment loss	3,346	—	—
Restructuring	476	—	—
Cumulative effect of change in accounting principle	—	—	190
Accretion of asset retirement obligation liability	—	—	62
Common stock issued for services	—	—	4
Stock options and warrants issued for services	(21)	21	269
Stock-based employee compensation	5	340	590
Change in operating assets and liabilities:
Prepaid expenses and other assets	207	13	243
Accounts payable	(135)	721	80
Accrued liabilities	331	(24)	(991)
Net cash used in operating activities	(16,467)	(17,480)	(4,066)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,500	10,875	25,588
Purchases of investment securities	—	(33)	(28,408)
Facilities and equipment purchases	(84)	(326)	(365)
Purchase of licensed product	—	(1,000)	—
Proceeds from sales of equipment and facilities	303	—	1,049
Net cash provided by (used in) investing activities	1,719	9,516	(2,136)

Cash flows from financing activities:
Repayment of capital lease obligations	—	—	(50)
Receipt of note receivable principal	—	—	68
Repayment of bank note payable principal	(339)	(290)	(1,197)
Increase in restricted cash	(1,000)	—	—
Proceeds from stock options and warrants exercised	44	800	1,872
Preferred stock dividends	(500)	(500)	(500)
Proceeds from issuance of common stock and warrants	3,812	9,042	14,611
Net cash provided by financing activities	2,017	9,052	14,804
Net (decrease) increase in cash and cash equivalents	(12,731)	1,088	8,602

Cash and cash equivalents:
Beginning of year	16,254	15,166	6,564
End of year	$3,523	$16,254	$15,166

Supplemental disclosure of non-cash financing activity:
Purchase of Licensed Products with common stock	$—	$1,000	$—
Accrual of preferred dividend	500	500	500
Beneficial conversion feature, Series B preferred stock	—	—	1,976
Surrender of common stock to exercise options	—	—	94
Issuance of common stock to settle accrued bonuses	—	—	33
Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$261	$196	$232

NEORX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Organization and Operations

NeoRx is a biotechnology company dedicated to the development and commercialization of cancer therapy products. The consolidated financial statements include the accounts of NeoRx Corporation and its wholly owned subsidiary, NeoRx Manufacturing Group (Company).

The Company has historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2005, the Company had negative net working capital of $1,880,000 and had an accumulated deficit of $255,800,000 with total shareholders’ equity of $3,173,000.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

The Company’s total cash and marketable securities, net of restricted cash of $1,000,000, was $3,523,000 at December 31, 2005.  The Company believes that its current cash and cash equivalent balances, including the proceeds of the bridge loan of $3,460,000, will provide adequate resources to fund operations at least until May 31, 2006.  If the Company does not receive required shareholder approvals in connection with the proposed equity financing and complete the proposed equity financing in a timely manner, the Company will not have funds to repay the bridge notes and the Bank note when they become due and payable or to fund its continuing operations.  In such case, there is a substantial likelihood that the Company will be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

See Note 3, “Liquidity and Capital Resources,” for a description of the Company’s February 1, 2006 bridge loan and Note 11, “Shareholders’ Equity,” for a description of the related proposed equity financing.

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

Specifically, the Company’s revenue in the periods presented consisted primarily of the sale and licensing of intellectual property, milestone payments received, and receipt of government grants. For the sale and licensing of intellectual property and milestone payments, revenue has been recognized as payments are due as the Company has not had continuing service or other obligations subsequent to the sale, licensing or milestone payment.  Additionally, milestone payments are based on events that represent the achievement of substantive steps in the development process and are believed to represent the fair value of achieving the milestone.  Government grant revenue is recognized as earned based on completion of performance under the respective contracts whereby no ongoing obligation on the part of the Company exists.  Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs.  Any remaining balance is deferred and recognized as revenue over the remaining development period

Research and development costs are expensed as incurred.  It is the Company’s practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses.  Third-party reimbursements for 2005, 2004, and 2003 were $16,000, $259,000, and $149,000, respectively.

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

Facilities and Equipment:  Facilities and equipment are stated at acquired cost, less any charges for impairment.  Depreciation is provided using the straight-line method over estimated useful lives of five to seven years for equipment and furniture, three years for computer equipment and software and thirty years for buildings.  Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the terms of the leases.

Impairment of Long-Lived Assets: Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.  The Company reviews long-lived assets annually and on an as needed basis to determine if there have been any adverse events or circumstances that would indicate that an impairment exists.  As a result of these reviews, the Company recorded an impairment charge related to the restructuring activities during 2005.  See Note 9 for further details.

Licensed Products:  Licensed Products represent an exclusive license to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent.  Licensed Products are amortized using the straight-line method over their estimated useful life of twelve years.  The Company evaluates the recoverability of Licensed Products periodically and takes into account events or circumstances that might indicate that an impairment exists.  No impairment of Licensed Products was identified during 2005.

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

	2005	2004	2003
Common Stock options	4,324,000	3,528,000	4,103,000
Common Stock warrants	3,225,000	1,588,000	1,505,000

Additionally, aggregate shares of 3,446,389 and 234,088 issuable as of December 31, 2005 upon conversion of the Company’s Series B convertible preferred stock and Series 1 convertible exchangeable preferred stock, respectively, are not included in the calculation of diluted loss per share for 2005, 2004 and 2003 because the share increments would not be dilutive.

Stock Option Plans:  The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.  Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.  The Company applies the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions.  Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options.  For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Had compensation cost for these stock option plans been determined using the fair value based method of accounting under SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net loss applicable to common shares and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net loss applicable to common shares:
As reported	$(21,497)	$(19,871)	$(7,535)
Add: Stock-based employee compensation expense included in reported net loss	5	340	590
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(1,189)	(1,666)	(2,688)
Pro forma	$(22,681)	$(21,197)	$(9,633)
Loss per common share, basic and diluted:
As reported	$(0.64)	$(0.66)	$(0.28)
Pro forma	$(0.67)	$(0.70)	$(0.35)

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003, was $0.77, $1.87, and $1.02, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Expected dividend rate	0.0%	0.0%	0.0%
Risk-free interest rate	3.87%	3.43%	2.30%
Expected volatility	122.9%	120.9%	135.7%
Expected life in years	4.00	4.00	4.00

Concentration in the Available Sources of Supply of Materials: For the Company’s picoplatin product candidate to be successful, the Company needs sufficient, reliable and affordable supplies of the picoplatin drug product.  Sources of picoplatin drug product may be limited, and third-party suppliers of picoplatin drug product may be unable to manufacture drug product in amounts and at prices necessary to successfully commercialize the Company’s picoplatin product.  Moreover, third-party manufacturers must continuously adhere to current Good Manufacturing Practice (cGMP) regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant a New Drug Application (NDA) for the Company’s proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that the Company’s products meet applicable specifications and other requirements. If any of the Company’s third-party manufacturers fails to comply with these requirements, the Company may be subject to regulatory action.

The Company entered into an agreement with Hyaluron, Inc. to manufacture and supply picoplatin drug product on a purchase order, fixed fee basis.  The agreement will continue until April 15, 2010, subject to earlier termination by either party in the event of an uncured material breach or the liquidation or bankruptcy of the other party.  The Company may terminate the agreement if it decides to no longer pursue manufacturing or distribution of picoplatin. There is no assurance that Hyaluron will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis.   There are in general relatively few manufacturers and suppliers of picoplatin drug product. If Hyaluron or an alternate manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to the Company, the Company may suffer delays in, or be prevented from, initiating or completing its clinical trials of picoplatin.

Fair Value of Financial Instruments:  The Company has financial instruments consisting of cash, cash equivalents, restricted cash, investment securities, notes receivable, accounts payable and notes payable.  The fair value of all of the Company’s financial instruments, based on either the short-term nature of the instrument, current market indicators or quotes from brokers, approximates their carrying amount.

Segment Reporting:  The Company has one operating business segment.

New Accounting Pronouncements:  In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made.  SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability.  SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123R, “Share-Based Payment.’ SFAS 123R replaces SFAS 123, “Stock-Based Compensation,” issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense in the results of operations.  SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.  The Statement is effective for the first annual reporting period that begins after June 15, 2005.  Historically, the Company has disclosed in its footnotes the pro forma expense effect of the grants.   Stock compensation expense under the prior rules would have increased reported diluted loss per share by $.03 in 2005.  SFAS 123R will apply to all outstanding, unvested option grants as of the effective date.  The Company plans to adopt SFAS No. 123R effective beginning in the first quarter of 2006 using the Modified Prospective method.  Under the Modified Prospective method, SFAS 123R applies to new and modified option grants after the effective date, and to any unvested option grants as service is rendered on or after the effective date.  The attribution of compensation cost for vested option grants as of the date of adoption will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize total annual compensation cost in 2006 of approximately $320,000 to $630,000 resulting from the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

NOTE 3.   Liquidity and Capital Resources

The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments.  The Company invests excess cash in investment securities that will be used to fund future operating costs.  Cash, cash equivalents and investment securities, net of restricted cash of $1,000,000, totaled $3,523,000 at December 31, 2005 compared to $17,753,000 at December 31, 2004.  The Company primarily funds current operations with its existing cash and investments.  Cash used for operating activities for the twelve months ended December 31, 2005 totaled $16,468,000.  This included $1,300,000 in costs incurred as part of the STR restructuring.  Revenues and other income sources for 2005 were not sufficient to cover operating expenses.

The Company raised approximately $3,800,000 in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005.  The Company has applied the net proceeds from this financing to support its Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of its STR development program. The Company raised approximately $9,000,000 in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004.  The net proceeds from this financing were used to support the Company’s STR development program, which the Company discontinued in May 2005, and for general working capital.

On February 1, 2006, the Company received a $3,460,000 bridge loan (“bridge loan”) from investors in the proposed equity financing described in Note 11 of these Notes to Financial Statements.  Pursuant to the bridge loan, the Company issued convertible promissory notes for the principal amount of the loan and five-year warrants to purchase an aggregate of approximately 2,500,000 shares of common stock at an exercise price of $0.77 per share.  The proceeds of the bridge loan will be used for working capital while the Company seeks to obtain required shareholder approvals to complete the proposed equity financing.  The bridge notes have an interest rate of 8% per annum and, if the proposed equity financing is approved by Company shareholders and closes, automatically would convert into an aggregate of approximately 5,000,000 shares of common stock.  The notes are secured by a first lien on certain of the Company’s assets pursuant to a security agreement between the Company and the investors dated as of February 1, 2006.  The bridge notes will mature on the earliest of (i) May 31, 2006, (ii) the closing of the proposed equity financing, and (iii) the written election of the holders of 60% in interest of the principal amount of the bridge notes following an event of default under the terms of the bridge notes.  If the proposed equity financing is not completed on or before May 31, 2006, or there occurs an event of default under the bridge notes, or the if bridge notes are outstanding after May 31, 2006, the principal amount of the bridge notes and all accrued and unpaid interest may, subject to certain limitations, be converted at the option of the investors into shares of common stock at the lesser of (i) $0.70 per share or (ii) the greater of: (X) $0.45 per share or (Y) the closing per share bid price on the date of the event of default or May 31, 2006, as applicable.  Unless previously converted, the outstanding principal balance and all accrued and unpaid interest under the bridge notes will, after the maturity date, bear interest at an increased rate of 13% from and after the date of default to the date of payment in full of the unpaid amount.

As a condition to closing of the bridge loan, the Company executed a letter agreement dated January 30, 2006 with Texas State Bank, pursuant to which the Company agreed to change the maturity date of its promissory note with the Bank from April 17, 2009 to June 5, 2006.  The Company originally entered into a the Bank note in connection with its 2001 purchase of a radiopharmaceutical manufacturing plant and other assets located in Denton, Texas.  As part of that transaction, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, Texas.  The loan is secured by the assets acquired in the transaction.  The interest rate on the loan was 7.25% on December 31, 2005.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the years ended December 31, 2005 and 2004 totaled $601,000 and $486,000, respectively. With the implementation of the restructuring plan in May 2005 (see Note 8), the Company began selling excess equipment previously used in the manufacturing facility.  Under the terms of the note, certain proceeds from the sale of such equipment in 2005 ($115,000) were applied against the principal balance of the note.  The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Based on an interest rate of 7.50% (effective January 31, 2006) and taking into account the early payment of $1,000,000 in principal under the arrangement described below, the estimated principal balance payable at maturity would be approximately $2,700,000.

The terms of the Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in its financial condition, results of operations, business or properties. If this were to occur, the Bank could declare the entire amount of the loan due and immediately payable.  In such case, its cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, the Company has ceased manufacturing operations at the Denton facility and is actively working to sell the facility and other STR assets. The Company has listed the Denton facility for sale at a price of $3,300,000.  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  As of December 31, 2005, the Company received aggregate proceeds of $115,000 from the sale of equipment and other assets.  These proceeds were applied to the outstanding principal balance of the loan.  There can be no assurance that the Bank will approve the price or other terms of any offer received by the Company to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by the Company from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, the Company placed $1,000,000 in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  The Company further agreed that if the Company were unable to obtain at least $15,000,000 in new financing on or before January 31, 2006, the Bank may apply the $1,000,000 cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank agreed that its cessation of operations at the Denton facility will not be declared an event of default under the loan as long as the Company continues to pay insurance and taxes on and otherwise maintain the facility.  Additionally, the Bank agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in its financial condition, results of operations, business or properties. Pursuant to this agreement, the Bank, as of January 31, 2005, applied the $1,000,000 cash collateral and all interest accrued thereon to the outstanding balance of the Bank note.  By letter agreement dated as of January 30, 2006 the Bank agreed, in exchange for its agreement to accelerate the maturity date of the note, to continue the forbearance under the October 2005 agreement until June 5, 2006.

On August 4, 2005, the Company entered into a Research Funding and Option Agreement with The Scripps Research Institute, or TSRI.  Under the agreement, the Company has agreed to provide TSRI an aggregate of $2,500,000 over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer.  The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration.  The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget.  The Company made an initial funding payment to TSRI of $137,500 on August 8, 2005, and the Company is obligated to make additional aggregate funding payments of $1,000,000 and $1,400,000 in 2006 and 2007, respectively.

The Company believes that its current cash and cash equivalent balances, including the proceeds of the bridge loan, will provide adequate resources to fund operations at least until May 31, 2006.  If the Company does not receive required shareholder approvals in connection with the proposed equity financing and complete the proposed equity financing in a timely manner, the Company will not have funds to repay the bridge notes and the Bank note when they become due and payable or to fund its continuing operations.  In such case, there is a substantial likelihood that the Company will be forced to explore liquidation alternatives, including seeking protection from creditors under the bankruptcy laws.

The Company acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. in April 2004.  Under the terms of the agreement, the Company paid AnorMED a one-time upfront milestone payment of $1,000,000 in common stock and $1,000,000 in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13,000,000, payable in cash or a combination of cash and common stock.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.  The Company initiated its first picoplatin clinical trial, a Phase II study of picoplatin in small cell lung cancer, in July 2005, and it is unlikely that these milestones would be triggered during 2006.  Because the Company cannot predict the length of time to completion of its Phase II study, the time of initiation and completion of a Phase III study or the time of submission of a New Drug Application for picoplatin, the Company is unable to predict when such milestones might be triggered after 2006.

Also in April 2004, the Company sold and transferred its Pretarget intellectual property to Aletheon Pharmaceuticals, Inc.  Under the agreement, the Company could receive up to $6,600,000 in milestone payments if Aletheon achieves certain development goals, plus royalties on potential future product sales.  The Company did not receive any upfront consideration for the sale of the Pretarget property.  The Company discontinued its clinical studies using the Pretarget technology in July 2002, and sought, both through targeted inquiries and a broad-based auction process, a buyer or licensee for the technology.  The sale of the Pretarget intellectual property relieved the Company of the annual costs associated with maintaining the Pretarget patent estate.  During 2003, the Company spent approximately $350,000 for the prosecution and maintenance of the Pretarget patents and trademarks.  For 2004, these costs were approximately $70,000.  Seattle-based Aletheon is a development stage biotherapeutics company founded by two former NeoRx employees.  The timing and amount of milestone payments, if any, are uncertain.  The terms of the transaction were determined through arms-length negotiation.

In April 2003, the Company received $10,000,000 from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain patents and patent applications.  BSC originally asserted its such patents in two lawsuits against Johnson & Johnson, Inc., its subsidiary, Cordis Corporation, and Guidant Corporation, alleging infringement of such patents.  In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents.  BSC subsequently withdrew three of the patents from the litigation, including the patents that were assigned to BSC. The Company understands that BSC is still asserting a licensed patent against the defendants, but has also agreed, in principle, to purchase Guidant.  Although the Company is not currently a party to the lawsuits, its management and counsel have been deposed in connection with the lawsuits.  It is possible that BSC, if it is unsuccessful or has limited success with its claims, may seek damages from us, including recovery of all or a portion of the amounts it paid to the Company in 2003.  The Company cannot assess the likelihood of whether such claim will be brought against the Company or the extent of recovery, if any, on any such claim.

Although there can be no assurance, if the Company completes the proposed equity financing described in Note 11 the Company will require substantial additional funding to develop and commercialize picoplatin and any other proposed products and to fund its operations.

The Company is continuously exploring alternatives, including:

•      raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and

•      entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions.

The Compay’s actual capital requirements will depend upon numerous factors, including:

•      the scope and timing of its picoplatin clinical program and other research and development efforts, including the progress and costs of its Phase II trial of picoplatin in small cell lung cancer;

•      its ability to obtain clinical supplies of picoplatin drug product in a timely and cost effective manner;

•      actions taken by the FDA and other regulatory authorities;

•       the timing and amounts of proceeds from any sale of the Denton facility and assets;

•      its alternatives with respect to the STR assets, including any potential disposition or out-licensing alternatives and the timing, type and amount of consideration received and other terms of any such transactions;

•      the timing and amount of any milestone or other payments the Company might receive from or pay to potential strategic partners;

•      its degree of success in commercializing picoplatin or any other cancer therapy product candidates;

•      the emergence of competing technologies and products, and other adverse market developments;

•      the acquisition or in-licensing of other products or intellectual property, if the Company choose to undertake such activities;

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

Note 4.  Restricted Cash

At December 31, 2004, no cash was restricted as to usage or withdrawal, while $1,000,000, in the form of a certificate of deposit was restricted at December 31, 2005.  Under the terms of the Company’s October 2005 letter agreement with Texas State Bank, the $1,000,000 served as additional collateral to secure the payment of the Company’s loan with Texas State Bank.  The Company further agreed that if the Company was unable to obtain at least $15,000,000 in new financing on or before January 31, 2006, the Bank may apply the $1,000,000 cash deposit to the payment of the last maturing installments on the loan.  Pursuant to this agreement, the Bank, as of January 31, 2005, applied the $1,000,000 cash collateral and all interest accrued thereon to the outstanding balance of the Bank note.

NOTE 5.  Investment Securities

A summary of available-for-sale investments is as follows:

		Gross Unrealized		Estimated Fair Value

Cost

Gains

(Losses)

December 31, 2004
Federal government and agency securities	1,500	—	(1)	1,499

The Company did not own any investment securities as of December 31, 2005. At December 31, 2004, the federal government security with the estimated fair value of approximately $1,499,000 matured during the first quarter of 2005. There was no gross gain or loss realized for this maturity.

NOTE 6.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued expenses	$736	$486
Compensation	743	542
Restructuring	217	—
Decommissioning costs	73	194
Severance	250	—
Other	59	49
	$2,078	$1,271

NOTE 7.  Note Payable

In connection with the Company’s 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, Texas, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, Texas.  The loan, which matures in June 2006, is secured by the assets acquired in the transaction.  The interest rate on the loan was 7.25% on December 31, 2005.  The interest rate is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street.  The loan provides for a maximum annual interest rate of 18%.  Principal and interest are payable in monthly installments.  Principal and interest paid on the note during the years ended December 31, 2005 and 2004 totaled $601,000 and $486,000, respectively. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance.  Based on an interest rate of 7.25% (effective December 31, 2005) and taking into account the early payment of $1,000,000 in principal under the arrangement described below, the estimated principal balance payable at maturity would be $2,700,000.

As of December 31, 2005, the outstanding balance of the loan was $3,868,000, all of which matures in June 2006.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s financial condition, results of operations, business or properties. If this were to occur, Texas State Bank could declare the entire amount of the loan due and immediately payable.  In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means.  As a result of the restructuring and the decision to discontinue its STR development program, the Company ceased manufacturing operations at the Denton facility and is actively working to sell the facility and other STR assets. The Company has listed the Denton facility for sale at a price of $3,300,000.  Any sales of the Denton facility or other Denton assets are subject to approval of the Bank.  As of December 31, 2005, the Company received aggregate proceeds of $115,000 from the sale of equipment and other assets.  These proceeds were applied to the outstanding principal balance of the loan.  There can be no assurance that the Bank will approve the price or other terms of any offer received by the Company to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by us from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, the Company placed $1,000,000 in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan.  The Company further agreed that if it was unable to obtain at least $15,000,000 in new financing on or before January 31, 2006, the Bank may apply the $1,000,000 cash deposit to the payment of the last maturing installments on the loan.  In return, the Bank agreed that the Company’s cessation of operations at the Denton facility will not be declared an event of default under the loan as long as we continue to pay insurance and taxes on and otherwise maintain the facility.  Additionally, the Bank agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties.  Pursuant to this agreement, the Bank, as of January 31, 2005, applied the $1,000,000 cash collateral and all interest accrued thereon to the outstanding balance of the Bank note.  By letter agreement dated as of January 30, 2006, the Bank agreed, in exchange for the Company’s agreement to accelerate the maturity date of the note, to continue the forbearance under the October 2005 agreement until June 5, 2006.

NOTE 8.  Restructuring

In May and June 2005, the Company restructured its operations and reduced its work force by approximately 50% in connection with the implementation of its restructuring plan to refocus its resources on the development of picoplatin (NX 473) and discontinue its skeletal targeted radio therapy (STR) development program.  The employees terminated as part of the reduction of staff were no longer with the Company at December 31, 2005 and will not be providing future services to the Company.  The Company incurred termination benefits charges of totaling $892,000 related to the reduction in staff in May and June 2005.  Of this amount, $250,000 remained unpaid as of December 31, 2005 and is included in accrued expenses in the balance sheet.  This amount is payable within one year.  The Company incurred additional non-employee charges totaling $612,000 related to the discontinuation of its STR clinical trials and the closure of its radiopharmaceutical manufacturing plant and STR research facilities, primarily consisting of contract termination and decommissioning costs.  The Company recorded additional charges of $237,000 for decommissioning costs during the third and fourth quarters of 2005 due to anticipated increased waste disposal costs at its radiopharmaceutical manufacturing plant in Denton, Texas and anticipated increased STR study finalization costs.  Total non-employee charges totaled $849,000.  Of this amount, $217,000 remained unpaid as of December 31, 2005 and is included in accrued expenses in the balance sheet.  This amount is payable within one year.

In conjunction with our strategic restructuring, in June 2005 we negotiated the early termination of our STR-related supply agreement with the University of Missouri Research Reactor facility group (MURR).  We paid MURR a fee of $368,000 in connection with such early termination.  During 2005 we paid $190,000 in minimum purchase requirements under the agreement.  These two amounts are included in the non-employee charges of $612,000 discussed above.

The following table summarizes the change in the restructuring accrual from initial recognition through December 31, 2005:

Description	Initial Restructuring Charge	Adjustment of Restructuing Charge	Restructuring Charge	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2005

Employee termination benefits	$892,000	$—	$892,000	$(642,000)	$250,000
Contract termination costs	378,000	(10,000)	368,000	(366,000)	2,000
Other termination costs	234,000	247,000	481,000	(266,000)	215,000
Sub-total	612,000	237,000	849,000	(632,000)	217,000
Total	$1,504,000	$237,000	$1,741,000	$(1,274,000)	$467,000

NOTE 9.  Asset Impairment Loss

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

The following table summarizes information related to the impairment charges:

Description	Impairment Loss	Impaired Carrying Value as of June 30, 2005	Disposals of Assets	Post Impairment Carrying Value as of December 31, 2005

Equipment – Seattle, WA	$155,000	$45,000	$(44,000)	$1,000
Equipment – Manufacturing Facility, Denton, TX	589,000	183,000	(101,000)	82,000
Manufacturing Facility - Denton, TX	2,602,000	3,027,000	—	3,027,000
Total	$3,346,000	$3,255,000	$(145,000)	$3,110,000

NOTE 10.  Leases and Commitments

Leases.  The lease agreements for the Company’s principal locations expire in 2006 and 2009.  Total rent expense under operating leases was approximately $744,000, $673,000, and $722,000 for 2005, 2004 and 2003, respectively.

Minimum lease payments under operating leases as of December 31, 2005 are as follows (in thousands):

Year
2006	$630
2007	579
2008	559
2009	326
Thereafter	—
Total minimum lease payments	$2,094

NOTE 11.  Shareholders’ Equity

Common Stock Transactions:  On February 1, 2006, the Company entered into a definitive agreement with institutional and other accredited investors for a $65,000,000 private placement of newly issued shares of the Company’s common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock (the proposed equity financing).  The closing of the proposed equity financing, including the issuance of the securities and the receipt of proceeds, is subject to shareholder approval in accordance with Nasdaq Marketplace Rules, as well as to satisfaction of customary and other conditions of closing, including shareholder approval of an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock in order to provide for a sufficient number of shares to complete the proposed equity financing.  A special meeting of shareholders to vote on these matters is scheduled to be held of April 11, 2006.

In connection with the proposed equity financing, on February 1, 2006, the holders of all of the Company’s outstanding shares of Series B convertible preferred stock executed an agreement, subject to the closing of the proposed equity financing, to convert their shares of Series B preferred stock into shares of common stock, at an adjusted conversion rate of 6060.6061 common shares for each Series B preferred share.  Subject to shareholder approval of the proposed financing and the proposed amendment of the Company’s articles of incorporation, the Company would, concurrently with the closing of the equity financing, issue to holders of the Series B preferred sock an aggregate of approximately 9,500,000 shares of common stock in such conversion.   The agreement to convert expires on the earliest to occur of (i) any event pursuant to which all of the outstanding shares of Series B preferred stock are converted into shares of common stock; (ii) consummation of a liquidation (as that term is defined in Section 3(d) of the Series B Designation); and (iii) June 1, 2006.

In connection with the proposed equity financing, the Company executed a note and warrant purchase agreement dated as of February 1, 2006, pursuant to which the Company issued convertible promissory notes in favor of the investors in return for a short-term bridge loan in the aggregate principal amount of $3,460,000.  In addition to the bridge notes, the Company issued the investors five-year warrants to purchase an aggregate of approximately 2,500,000 shares of the Company’s common stock at an exercise price of $0.77 per share.  The proceeds of the bridge loan will be used to fund the Company’s operations while the Company seeks shareholder approval of the proposed equity financing.  As a condition to the closing of the bridge loan, the Company entered into a letter agreement dated January 30, 2006 with Texas State Bank extending the original term of the October 2005 forbearance letter between the Bank and the Company to June 5, 2006, and changing the maturity date of the Company’s promissory note with the Bank to June 5, 2006.

In March 2005, the Company raised approximately $3,812,000 in net proceeds through the sale in a private placement (the 2005 financing) of 3,320,000 shares of common stock.  In connection with the 2005 financing, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share.  In addition, the placement agent in the 2005 financing was granted a warrant, on the same terms as those received by the purchasers in that transaction, for 199,200 shares of common stock.  The Company has registered the shares of common stock issued in the 2005 financing, and the shares of common stock issuable upon exercise of the related warrants, with the SEC.

In April 2004, the Company issued 244,000 shares of common stock valued at $1,000,000 as a partial payment to purchase an exclusive license to develop, manufacture and commercialize picoplatin , a platinum-based anti-cancer agent.  The 244,000 shares of common stock issued in this licensing arrangement have been registered with the SEC.

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

During 2005, the Company received approximately $44,000 in net proceeds from the issuance of 94,000 shares of common stock related to the exercises of employee stock options.

During 2004, the Company generated approximately $800,000 in net proceeds from the issuance of 817,000 shares of common stock related to the exercises of employee stock options.

During 2003, the Company received approximately $1,872,000 in net proceeds from the issuance of 1,188,000 shares of common stock related to the exercises of employee stock options.  Also during 2003, the Company issued 70,000 shares of common stock to officers as payment for a portion of bonus expense accrued as of December 31, 2002, and issued 10,000 shares of common stock to an outside consultant, for which $4,000 consulting expense was recorded.  Finally in 2003 the Company accepted the surrender of 30,000 shares of common stock, with a value of $94,000, from a former executive as payment for the exercise of an option grant to purchase 200,000 shares of common stock.  These 200,000 shares of common stock are included in the total 1,188,000 shares of common stock issued for employee stock option exercises in 2003.

Preferred Stock Transactions.  During 2003 the Company raised approximately $14,611,000 through the sale of 1,575 shares of a newly created class of Series B Convertible Preferred Stock (Series B preferred stock) with attached warrants to buy 630,000 shares of common stock.  Holders of Series B preferred stock are entitled to receive a cash dividend only if and when declared by the Board of Directors of the Company (the Board).  As of December 31, 2005, no dividend had been declared.  There is no mandatory dividend on the Series B preferred stock.  Prior to the 2005 financing, each share of Series B preferred stock was convertible, at any time at the holder’s option, into 2,000 shares of common stock, at a conversion price of $5.00 per share, subject to adjustment.  The Series B preferred stock contains anti-dilution provisions that require the conversion price to be adjusted in the event of stock dividends and combinations, certain distributions, and certain issuances of additional shares of common stock at a purchase price below the then current conversion price.  Giving effect to the antidilution adjustment occurring as a result of the 2005 financing, the outstanding shares of Series B preferred stock have a conversion price of $4.57 per share and are convertible into 3,446,389 shares of common stock.  Upon the occurrence of a liquidation event (generally defined as a Company-approved change in control transaction, such as a merger, share exchange, consolidation, reorganization, sale of substantially all assets, dissolution or liquidation), the holders of Series B preferred stock are entitled to receive a minimum payment, in cash, securities or other assets, of $10,000 per share.  Holders of Series B preferred stock are entitled to vote, together as one class with the common stock holders (except as required by law or the Certificate of Designation for the Series B preferred stock), on all matters on which the common stock holders have the right to vote.  Each holder of Series B preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares of Series B preferred stock could be converted on the record date for the taking of such vote.  In connection with the proposed equity financing (see Note 11), the holders of Series B preferred stock executed an agreement, subject to closing of the proposed equity financing, to convert their Series B preferred shares into common stock at an adjusted conversion rate of 6060.6061 shares of common stock for each Series B preferred share.  Assuming closing of the proposed equity financing, the Series B preferred stock received by the Company upon such conversion will be retired and cancelled and not reissued.

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

Holders of Series 1 Convertible Exchangeable Preferred Stock (Series 1 preferred stock) are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board, payable semi-annually on June 1 and December 1.  Dividends are cumulative.  Each share of Series 1 preferred stock is convertible into 1.14 shares of common stock, subject to adjustment in certain events.  The Series 1 preferred stock is redeemable at the option of the Company at $25.00 per share.  Holders of Series 1 preferred stock have no voting rights, except in limited circumstances.  Dividends of $500,000 were paid in each of the years 2005, 2004, and 2003, respectively.

Shareholders’ Rights Plan: The Company has adopted a Shareholders’ Rights Plan intended to protect the rights of shareholders by deterring coercive or unfair takeover tactics.  The Board declared a dividend to holders of the Company’s common stock, payable on April 19, 1996, to shareholders of record on that date, of one preferred share purchase right, also known as the Right, for each outstanding share of the common stock.  The Right is exercisable 10 days following the offer to purchase or the acquisition of a beneficial ownership of 20% of the outstanding common stock by a person or group of affiliated persons.  (The date of such offer or acquisition is called the Distribution Date.)  The Company amended the Rights Plan in December 2003, to provide that each holder of the Company’s Series B preferred stock would receive, on the Distribution Date, the number of Rights equal to the number of Rights such holder would have held if, immediately prior to the Distribution Date, all of the shares of Series B preferred stock had been converted into shares of common stock at the then current conversion price.  Each Right entitles the registered holder, other than the acquiring person or group, to purchase from the Company one-hundredth of one share of Series A Junior Participating Preferred Stock (Series A preferred stock) at a price of $40, subject to adjustment.  The Rights expire in 2006.  The Series A preferred stock will be entitled to a minimum preferential quarterly dividend of $1 per share and has liquidation provisions.  Each share of Series A preferred stock has 100 votes, and will vote with the common stock.  Prior to the acquisition by a person or group of 20% of the outstanding common stock, the Board may redeem each Right at a price of $.001.  In lieu of exercising the Right by purchasing one one-hundredth of one share of Series A preferred stock, the holder of the Right, other than the acquiring person or group, may purchase for $40, that number of shares of the Company’s common stock having a market value of twice that price. The Shareholders’ Rights Plan expires on April 10, 2006.

The Board may, without further action by the shareholders of the Company, issue preferred stock in one or more series and fix the rights and preferences thereof, including dividend rights, dividend rates, conversion rates, voting rights, terms of redemption, redemption price or prices, liquidation preferences and the number of shares constituting any series or the designations of such series.

Stock Options:  At December 31, 2005, the Company had one stock option plan under which options were available for grant: the 2004 Incentive Compensation Plan (the 2004 Plan).  The 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005 and no further options can be granted under that plan.  The Company’s 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan.

The 2004 Plan, as amended and restated in 2005, authorizes the Board or a committee appointed by the Board to grant options to purchase a maximum of 5,000,000 shares of common stock.  The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service.  Option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date.  Option grants for employees with less than one year of service and employees receiving promotions become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years.  As of December 31, 2005, there were 2,476,557 shares of common stock available for grant under the 2004 Plan.

No shares are available for grant under the Directors Plan since its expiration in March 2005, although options granted under the Directors Plan prior to its expiration continue in effect in accordance with their terms.  No shares are available for grant under the 1994 Plan since its expiration in February 2004, although options granted under the 1994 Plan prior to its expiration continue in effect in accordance with their terms.

In connection with an agreement with a consultant in 2005 for investor relations services, the Company granted stock options to purchase 10,000 shares of common stock at an exercise price of $1.00.  Twenty five percent of the options vested upon grant, while the balance vest 1/36th per month until two years after the grant date.  Compensation expense is recorded for the fair value of the grant over the period the services are provided by the consultant.  Based upon the Black-Scholes option-pricing model, the fair value of the options ranged from $0.58 to $0.63 per share using assumptions of expected volatilities ranging from 117% of 126%, contractual terms of three years, expected dividend rate of zero and risk-free rates of interest ranging from 4.2% to 4.4%.  The Company recorded compensation expense of approximately $1,000 in 2005.  The fair value of the options with future vesting dates will not be known until the earlier of the vesting of the options or the completion of the services being provided.

In connection with an agreement with a consultant in 2004 for strategic planning consulting services, the Company granted stock options to purchase 50,000 shares of common stock at an exercise price of $2.24.  The options vested on February 27, 2005.  Compensation expense is recorded for the fair value of the grant over the period the services are provided by the consultant.  Based upon the Black-Scholes option-pricing model, the fair value of the options ranged from $0.35 to $1.67 per share using assumptions of expected volatilities ranging from 117% to 119%, contractual terms of ten years, expected dividend rate of zero and risk-free rates of interest of 3.1% to 4.2%.  The Company recorded a credit to compensation expense of approximately $20,000 in 2005 and compensation expense of approximately $37,000 in 2004.

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

In connection with various agreements with consultants in 2002 for consulting services, the Company granted stock options to purchase 115,000 shares of common stock at exercise prices ranging from $2.45 to $3.50 per share.  The options vest at various intervals up to three years after the grant date.  All options had vested as of December 31, 2005.  Compensation expense is recorded for the fair values of the grants over the period the services are provided by the consultants.  Based upon the Black-Scholes option-pricing model, fair values of the options ranged from $0.01 to $5.32 per share using assumptions of expected volatilities ranging from 85% to 141%, contractual terms of up to ten years, expected dividend rate of zero and risk-free rates of interest ranging from 1.2% to 4.1%.  The Company recorded credits to compensation expense of $2,000 and $12,000 in 2005 and 2004, respectively, and compensation expense of approximately $167,000 in 2003 related to these grants.

In connection with a severance and consulting agreement with a former officer, the Company accelerated the vesting of stock options to acquire 100,000 shares of common stock in 2001.  The Company recorded compensation expense of approximately $13,000 in 2003 in connection with the severance and consulting arrangement.

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

In May 2000, the Company amended the 1994 Plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas the employee previously had three months to exercise such option.  Compensation expense equal to the intrinsic value of an employee’s option at the modification date will be recorded for employees that receive an extension of their options upon retirement.  The intrinsic value at the modification date for the options subject to the modifications that were outstanding at December 31, 2005, totaled approximately $1,473,000.

Information relating to stock option activity is as follows (in thousands, except per share data):

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,528	$3.34	4,103	$3.68	4,495	$4.56
Granted	1,572	1.01	1,396	2.38	2,017	1.21
Exercised	(94)	0.47	(818)	0.98	(1,188)	1.65
Cancelled	(682)	2.50	(1,153)	5.09	(1,221)	4.77
Outstanding at end of year	4,324	$2.69	3,528	$3.34	4,103	$3.70
Exercisable at end of year	2,379	$3.74	1,843	$4.12	2,953	$4.02

Information relating to stock options outstanding and exercisable at December 31, 2005, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.47 - $0.67	1,256	8.68	$0.61	336	$0.47

$0.68 - $2.15	922	7.75	1.62	398	1.52

$2.24 - $2.50	932	8.02	2.48	464	2.46

$2.57 - $7.50	919	5.47	4.09	886	4.14
$8.06 - $18.25	295	4.72	11.26	295	11.26
	4,324	7.39	$2.69	2,379	$3.74

Restricted Stock.  The Company has a Restricted Stock Plan (the Restricted Stock Plan) under which restricted stock may be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company.  Under the Restricted Stock Plan, which was adopted in 1991, 400,000 shares are authorized for grant, of which 60,250 shares remained available for grant at December 31, 2005.  There were 70,000 shares granted without restrictions during 2003, of which 10,000 shares were for consulting services.  The Company recorded expense related to these 10,000 shares of approximately $4,000 in consulting expense in 2003.  The remaining 60,000 shares, valued at $33,000, were used to settle bonuses that were accrued at December 31, 2002.

Warrants.  In connection with the 2005 financing, the Company issued five-year warrants to purchase an aggregate of 1,328,000 shares of common stock at an exercise price of $2.00 per share.  The warrants became exercisable beginning on September 3, 2005 and, thereafter, are exercisable at any time during their term.  In payment of placement agent fees for the 2005 financing, the Company issued five-year warrants to purchase 199,200 shares of common stock at an exercise price of $2.00 per share. The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the Board) shares of common stock at a price lower than the then-current exercise price of the warrants. The shares of common stock issuable upon exercise of the 2005 financing warrants have been registered with the SEC.

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

The Company also issued warrants in connection with its PPD line of credit.  See Note 18.

NOTE 12.  Acquisition of Picoplatin (NX 473)

In April 2004, the Company acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin (NX 473), a platinum-based anti-cancer agent.  Under the terms of the agreement, the Company paid AnorMED a one-time upfront milestone payment of $1,000,000 in its common stock and $1,000,000 in cash.  The agreement also provides for additional milestone payments to AnorMED of up to $13,000,000, payable in cash or a combination of cash and Company common stock.  These milestones include successful completion of a picoplatin Phase II study or initiation of a picoplatin Phase III study, submission to the FDA of an NDA for picoplatin, regulatory approval from the FDA of picoplatin and the attainment of certain levels of annual net sales of picoplatin.  Upon regulatory approval, AnorMED would receive royalty payments of up to 15% on product sales.

Licensed Products consists of the picoplatin amortizable intangible with a gross amount of $2,000,000 and accumulated amortization of $292,000 at December 31, 2005.  Licensed Products is amortized on a straight-line basis over 12 years.  The estimated annual amortization expense for Licensed Products is approximately $167,000 for each of the years 2006 through 2010.

NOTE 13.  Asset Retirement Obligation

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

NOTE 14.  Revenues

Revenue in 2005 was $15,000, which consisted primarily of royalty payments received in connection with licensed intellectual property.

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

NOTE 15.  Federal Income Taxes

Temporary differences and carryforwards giving rise to deferred tax assets were as follows (in thousands):

	December 31,
	2005	2004
Net operating loss carryforwards	$47,008	$42,231
Research and experimentation credit carryforwards	8,883	8,431
Capitalized research and development	11,709	11,957
Property and equipment	1,694	744
Other	718	1,398
Deferred tax assets	70,012	64,761
Deferred tax asset valuation allowance	$(70,012)	$(64,761)
Net deferred taxes	—	—

The Company has established a valuation allowance equal to the amount of deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of its deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $5,251,000, $13,123,000 and $2,552,000 in 2005, 2004 and 2003, respectively.

The Company has net operating loss carryforwards of approximately $138,000,000, which expire from 2006 through 2025.  Research and experimentation credits expire from 2006 to 2025.  As a result of changes in ownership, the utilization of the Company’s net operating loss carryforwards may be limited.

Approximately $21,000,000 of the Company’s net operating loss carryforwards at December 31, 2005, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders’ equity.

NOTE 16.  Related Party Transactions

Bay City Capital LLC (BCC) is a financial advisor to and indirectly controls Bay City Capital Fund IV, LP and Bay City Capital IV Co-Investment Fund, LP (the Bay City Funds), both of which are investors in the bridge loan and the proposed equity financing.  Two of the Company’s directors, Dr. Fred Craves and Dr. Carl Goldfischer, are managing directors of BCC and possess capital and carried interests in the Bay City Funds.  As lenders in the February 2006 bridge financing, the Bay City Funds received bridge notes in the aggregate principal amount of $798,000 and a five-year bridge warrant to purchase an aggregate of 570,000 shares of Company common stock at an exercise price of $0.77 per share.

The Company and BCC entered into an agreement whereby BCC acted as the Company’s advisor for the purpose of identifying opportunities to enter into strategic alliances. The Company paid a retainer fee of $25,000 and $80,000 in cash for each calendar quarter of 2003 except for the quarter ended March 31, 2003, for which the retainer fee was $26,667.  Retainer fee payments under this agreement totaled $21,667 for 2003.  The 2003 payments included the quarterly payments referenced above less $80,000 paid in 2002 relating to 2003 services  The agreement also included a percentage of consideration, ranging from one to five percent, depending on the ultimate amount of consideration raised.  BCC agreed to exclude the Boston Scientific Corporation sale and assignment of intellectual property from its agreement with the Company, and, therefore, received no commission or other compensation related to the Boston Scientific transaction.  The agreement expired on December 31, 2003, and the Company elected not to renew it.

NOTE 17.  401(K) Plan

The Company sponsors a 401(K) plan that covers substantially all employees.  At its own discretion, the Company may make contributions to the plan on a percentage of participants’ contributions.  The Company made contributions of approximately $12,000, $11,000, and $11,000 for the years ended December 31, 2005, 2004, and 2003, respectively.  The Company has no other post employment or post retirement benefit plans.

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

NOTE 19.  Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$—	$2	$2	$11
Operating expenses	5,106	8,887	3,094	3,988
Net loss	(5,076)	(8,853)	(3,078)	(3,990)
Net loss applicable to common shares	(5,201)	(8,978)	(3,203)	(4,115)
Net loss per common share:
Basic	(0.16)	(0.26)	(0.09)	(0.12)
Diluted	(0.16)	(0.26)	(0.09)	(0.12)
2004
Revenues	$500	$508	$5	$2
Operating expenses	5,459	5,113	4,610	5,320
Net loss	(4,930)	(4,582)	(4,581)	(5,278)
Net loss applicable to common shares	(5,055)	(4,707)	(4,706)	(5,403)
Net loss per common share:
Basic	(0.17)	(0.16)	(0.15)	(0.18)
Diluted	(0.17)	(0.16)	(0.15)	(0.18)

Note: Net loss per common share – basic and diluted may not add to net loss per common share for the year due to rounding.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and, based on their evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, have been made known to them in a timely fashion.

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

On December 21, 2005, the SEC issued Release No 33-8644, “Revisions to Accelerated Filer Definition and Accelerated Deadlines for Filing Periodic Reports” (the SEC Release).  Included in the SEC Release was an amendment to revise the definition of the term “accelerated filer” to permit an accelerated filer that has an aggregate worldwide market value of voting and non-voting common equity held by non-affiliates of less than $50 million to exit accelerated filer status at the end of the fiscal year in which the company’s equity falls below $50 million as of the last business day of its second fiscal quarter and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis.  Accelerated filer status affects an issuer’s deadlines for filing its periodic reports with the SEC and complying with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including the attestation report of a registered public accounting firm.  A non-accelerated filer must begin to comply with the Section 404 internal control over financial reporting requirements for its first fiscal year on or after July 15, 2007.

The aggregate worldwide market value of the Company’s equity held by non-affiliates as of June 30, 2005, the last business day of the Company’s second fiscal quarter, was less than $50 million.  As a result, as of December 31, 2005, the Company exited accelerated filer status.

Prior to the SEC Release, the Company was classified as an “accelerated filer” and was required to comply with the internal control over financial reporting requirements of Section 404, including the attestation report of a registered public accounting firm.  In light of the SEC Release, the Company, as a non-accelerated filer as of December 31, 2005, is not required to comply with Section 404 internal control over financial reporting requirements as of December 31, 2005.

Item 9B.  OTHER INFORMATION.

Not Applicable

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors. The information required by this item is incorporated herein by reference to the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 16, 2006, filed with the Securities and Exchange Commission, or the Commission, pursuant to Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, as amended.

(b) Executive Officers.  Information with respect to the Company’s executive officers is set forth below.

Name	Age	Position with the Company
Gerald McMahon, PhD	51	Chairman, President and Chief Executive Officer
Susan D. Berland	51	Chief Financial Officer
David A. Karlin, M.D.	62	Senior Vice President, Clinical Development & Regulatory Affairs
Anna L. Wight, JD	51	Vice President, Legal and Secretary

Business Experience

Gerald McMahon, PhD, was appointed Chief Executive Officer of the Company in May 2004 and Chairman of the Board of Directors in June 2004.  Dr. McMahon was appointed President of the Company on June 15, 2005.  Previously, he was President of SUGEN, Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs. At SUGEN, Dr. McMahon played a key role in the discovery and development of several innovative cancer products, including SU-11248, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers, now in Phase III trials with Pfizer Inc. SUGEN was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Prior to his role at SUGEN, which he joined in 1993, Dr. McMahon held several research and development management positions at Sandoz Pharmaceuticals (now Novartis), where his responsibilities included the establishment of external collaborations and the development of corporate alliances within the US and Europe. Dr. McMahon has contributed to more than 100 scientific publications and was a Staff Scientist and Principal Investigator at the Massachusetts Institute of Technology and Tufts University School of Medicine early in his career. He holds a BS in Biology and a PhD in Biochemistry from Rensselaer Polytechnic Institute.

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

David A. Karlin, M.D., joined the Company as Senior Vice President of Clinical Development and Regulatory Affairs in July 2005. Prior thereto, Dr. Karlin served as Vice President of Clinical Research at Cellegy Pharmaceuticals, Inc. from 2002 to 2005.  Dr. Karlin’s experience in the biotech and pharmaceutical industry also includes positions as Vice President of Clinical Development for Genteric, Inc., a privately held company specializing in gene therapy during 2002, and Senior Medical Director at Matric Pharmaceuticals, Inc., an oncology therapeutics development company (1991 to 2001). Dr. Karlin has also served as Vice President for Clinical Research and Medical Director at SciClone Pharmaceuticals, Inc. from 1995 to 1999 and held various positions at Syntex Corporation, including Director of Medical Research from 1986 to 1995. Before joining the pharmaceutical industry, Dr. Karlin was an associate professor at Temple University School of Medicine and an assistant professor at the University of Texas M.D. Anderson Hospital and Tumor Institute. He received his M.D. from the University of Chicago and completed his residency in Internal Medicine at the University of Michigan and a fellowship in Gastroenterology and Gastrointestinal Oncology at the University of Chicago. He holds a B.S. in Biology from the University of Illinois.

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

(c) Compliance with Section 16(a) of the Exchange Act.  The information required by this item is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 16, 2006, filed with the Commission pursuant to Section 14(a) of the  Exchange Act.

(d) Code of Ethics.  The information required by this item is incorporated herein by reference to the section captioned “Codes of Ethics and Code of Conduct” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 16, 2006, filed with the Commission pursuant to Section 14 (a) of the  Exchange Act.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 16, 2006, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 16, 2006, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions with Management” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 16, 2006, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 16, 2006, filed with the Commission pursuant to Section 14(a) of the Exchange Act.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          (1) Financial Statements — See Index to Financial Statements.

(2) Financial Statement Schedules — Not applicable.

(3) Exhibits — See Exhibit Index filed herewith.

(b) Exhibits – See Exhibit Index filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEORX CORPORATION
(Registrant)

/s/ SUSAN D. BERLAND
Susan D. Berland
Chief Financial Officer

Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:

/s/ GERALD MCMAHON	Chairman, President and Chief Executive Officer	March 1, 2006
Gerald McMahon

/s/ FRED B. CRAVES	Director	March 1, 2006
Fred B. Craves

/s/ E. ROLLAND DICKSON	Director	March 1, 2006
E. Rolland Dickson

/s/ CARL S. GOLDFISCHER	Director	March 1, 2006
Carl S. Goldfischer

/s/ ALAN A. STEIGROD	Director	March 1, 2006
Alan A. Steigrod

/s/ ROBERT M. LITTAUER	Director	March 1, 2006
Robert M. Littauer

/s/ DAVID R. STEVENS	Director	March 1, 2006
David R. Stevens

/s/ ALAN B. GLASSBERG	Director	March 1, 2006
Alan B. Glassberg

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended June 15, 2005	(B)
3.2	Bylaws, as amended	(K)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.5	1991 Restricted Stock Plan (‡)	(D)
10.6	Indemnification Agreement (‡)	(H)
10.7	Stock Option Grant Program for Nonemployee Directors under the NeoRx 2004 Incentive Compensation Plan, as amended	(B)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.12	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.13	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.14	Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(L)
10.16	Change of Control Agreement dated as of May 13, 2003, between the Company and Karen Auditore-Hargreaves (‡)	(C)
10.17	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.18	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(L)
10.19	Change of Control Agreement dated as of February 28, 2003, between the Company and Linda Findlay (‡)	(C)
10.20	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.21	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(L)
10.22	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.23	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.24	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.25	Amended and Restated 2004 Incentive Compensation Plan (‡)	(G)
10.26

Manufacturing and Supply Agreement dated as of May 4, 2004, between Hyaluron, Inc. and the Company. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(T)

10.27	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(L)
10.28	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.29	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.30	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.31	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of October 25, 3004, between the Company and Susan D. Berland (‡)	(L)
10.32	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)
10.33	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.34	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.35	Consulting Agreement between the Company and Alan B. Glassberg, M.D. (‡)	(T)
10.36	Letter Agreement dated October 14, 2005, between the Company and Texas State Bank	(U)
10.37	Letter Agreement dated January 30, 2006, between the Company and Texas State Bank	(V)
10.38

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(U)
10.39	Securities Purchase Agreement dated as of February 1, 2006, by and among the Company and the Purchasers named therein	(V)
10.40	Note and Warrant Purchase Agreement dated as of February 1, 2006, by and among the Company and the Purchasers named therein	(V)
10.41	Security Agreement dated as of February 1, 2006, by and among the Company and the Secured Parties named therein	(V)
10.42	Irrevocable Consent of Holders of Series B Convertible Preferred Stock dated as of February 1, 2006	(V)
23.1	Consent of KPMG LLP	(W)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(W)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(W)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(W)
32.2	Section 1350 Certification of Chief Financial Officer	(W)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2005, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 29, 2005.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2005, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

(S)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 19, 2004, and incorporated herein by reference.

(T)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

(U)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

(V)	Filed as an exhibit to the Company’s Form 8-K filed on February 3, 2006 and incorporated herein by reference.

(W)	Filed herewith.