Form 10-Q
period 2006-03-31
NEORX CORP
filed 2006-05-15
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006 136,825,894 shares of the Registrant’s common stock, $.02 par value par share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31	December 31
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,203	$3,523
Cash - restricted	—	1,000
Prepaid expenses and other current assets	440	455
Assets held for sale	56	83
Total current assets	3,699	5,061
Facilities and equipment, at cost:
Equipment and furniture	875	829
	875	829
Less: accumulated depreciation and amortization	(581)	(556)
Facilities and equipment, net	294	273

Other assets	494	45
Assets held for sale	3,027	3,027
Licensed products, net of accumulated amortization of $333 and $292	1,667	1,708
Total assets	$9,181	$10,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,322	$995
Accrued liabilities	2,431	2,078
Bank loan payable	2,734	3,868
Total current liabilities	6,487	6,941

Long-term liabilities:
Promissory notes payable, net of debt discount of $1,730	1,730	—

Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at March 31, 2006 and December 31, 2005 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Convertible preferred stock, Series B, 1,575 shares issued and outstanding at March 31, 2006 and December 31, 2005 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 200,000,000 shares authorized, 34,332,293 and 34,322,293 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	686	686
Additional paid-in capital	261,998	258,283
Accumulated deficit, including other comprehensive loss of $0 and $0 at March 31, 2006 and December 31, 2005, respectively	(261,724)	(255,800)
Total shareholders’ equity	964	3,173
Total liabilities and shareholders’ equity	$9,181	$10,114

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATON AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$—	$—

Operating expenses:
Research and development	2,523	3,345
General and administrative	1,513	1,761
Gain on sale of equipment	(37)	—

Total operating expenses	3,999	5,106
Loss from operations	(3,999)	(5,106)

Other income (expense):
Interest income	38	93
Interest expense	(1,838)	(63)

Total other (expense) income	(1,800)	30

Net loss	(5,799)	(5,076)

Preferred stock dividends	(125)	(125)
Net loss applicable to common shares	$(5,924)	$(5,201)

Loss per share applicable to common shares:
Basic and diluted	$(0.17)	$(0.16)
Shares used in calculation of loss per share:
Basic and diluted	34,327	31,794

See accompanying notes to the condensed consolidated financial statements.

NEORX CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,799)	$(5,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	200
Amortization of discount on note payable	1,730	—
Gain on disposal of equipment	(37)	—
Stock-based compensation	248	(12)
Change in operating assets and liabilities:
Prepaid expenses and other assets	15	(7)
Accounts payable	327	(591)
Accrued liabilities	228	164
Net cash used in operating activities	(3,221)	(5,322)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	—	1,500
Facilities and equipment purchases	(47)	(42)
Proceeds from sales of equipment	64	—
Net cash provided by investing activities	17	1,458

Cash flows from financing activities:
Repayment of bank note payable principal	(1,134)	(56)
Proceeds from bridge notes	3,460	—
Decrease in restricted cash	1,000	—
Payment of offering costs	(449)	—
Proceeds from stock options and warrants exercised	7	—
Net proceeds from issuance of common stock and warrants	—	3,813
Net cash provided by financing activities	2,884	3,757
Net decrease in cash and cash equivalents	(320)	(107)

Cash and cash equivalents:
Beginning of period	3,523	16,254
End of period	$3,203	$16,147

Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$125	$125
Warrants and beneficial conversion feature	$3,460	$—
Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$62	$59

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

The Company has historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2006, the Company had a negative net working capital of $2,788,000 and had an accumulated deficit of $261,724,000 with total shareholders’ equity of $964,000. On April 26, 2006, the Company received approximately $65,000,000 in gross proceeds from the issuance of shares of the Company’s common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock (See Note 7). With the proceeds of the equity financing, management believes that current cash and cash equivalent balances and funds from the equity financing will provide adequate resources to fund operations at least until the end of 2007. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC and available on the SEC’s website, www.sec.gov.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the periods ended March 31, 2006 and 2005.

The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the expected operating results for the full year.

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

Note 2. Stock-Based Employee Compensation

At March 31, 2006, the Company’s 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. The Company’s 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company’s 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan. The 2004 Plan, as amended and restated in 2005, authorizes the Company’s board or a committee appointed by the board to grant options to purchase a maximum aggregate of 5,000,000 shares of common stock. The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service. Option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date. Option grants for employees with less than one year of service and employees receiving promotions become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years. As of March 31, 2006, there were 2,533,163 shares of common stock available for issuance under the 2004 Plan. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.”  Prior to this, the Company accounted for its stock option plans for employees in accordance with the provisions of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense related to employee stock options was recorded if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. The Company applied the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations, which allowed entities to continue to apply the provisions of APBO No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions. Stock compensation costs related to fixed employee awards with pro rata vesting were disclosed on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognized stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective application” transition method, as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations and net loss for the three months ended March 31, 2006 is $245,000 higher than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO No. 25, and related Interpretations, as permitted by SFAS 123. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.17 if the Company had not adopted SFAS 123(R). SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. When estimating forfeitures, the Company considered voluntary termination behavior as well as analysis of historical option forfeitures. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within Research and Development and General and Administrative expense on the Company’s condensed consolidated statement of operations. The adjustment was not recorded as a cumulative effect adjustment because the amount was not material to the condensed consolidated statement of operations.

Had compensation cost for these stock option plans for employees been determined prior to January 1, 2006 using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

For the Three Months Ended March 31, 2005
Net loss applicable to common shares:
As reported	$(5,201)

Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(382)
Pro forma	$(5,583)
Loss per common share, basic and diluted:
As reported	$(0.16)
Pro forma	$(0.18)

Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

For the three months ended March 31, 2006 and 2005, the Company recognized employee stock compensation costs of $245,000 and $0, respectively. The remaining unrecognized compensation cost related to unvested awards at March 31, 2006, was approximately $1,405,000 and the weighted-average period of time over which this cost will be recognized is 2.1 years.

The Company did not grant any options during the quarter ended March 31, 2006. Accordingly stock-based employee compensation expense for the three months ended March 31, 2006 includes only the effect of the fair value of non-vested options granted prior to January 1, 2006, adjusted for estimated forfeitures.

The per share weighted-average fair value of stock options granted during the quarter ended March 31, 2005 was $1.20 on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Quarter ended March 31, 2005
Expected dividend rate	0.0%
Risk-free interest rate	3.96%
Expected volatility	122.0%
Expected life in years	4.00

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of quarter	4,324	$2.69
Granted	—	—
Exercised	(10)	0.68
Forefeited or expired	(59)	2.29
Outstanding at end of quarter	4,255	$2.70	7.2	$925
Vested and expected to vest at March 31, 2006	3,985	$2.79	7.2	$841
Exercisable at end of quarter	2,407	$3.72	5.9	$298

Cash proceeds and intrinsic value related to total stock options exercised during the three months ended March 31, 2006 and 2005 are provided in the following table (dollars in thousands):

	Quarter Ended March 31,
	2006	2005
Proceeds from stock options exercised	$7	$44
Intrinsic value of stock options exercised	$6	$50

Note 3. Loss Per Common Share

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

	Quarter Ended March 31,
	2006	2005
Common stock options	4,254,650	4,158,556
Common stock warrants	5,696,824	3,225,400

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2006 and 2005, respectively, and the 3,446,389 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2006 and 2005, respectively, because the effect of including such shares would not be dilutive. Finally, 5,006,776 shares of common stock that would be issuable upon conversion of the bridge notes, including accrued interest thereon, are not included in the calculation of diluted loss per share for the period ended March 31, 2006 because the effect of including such shares would not be dilutive.

Note 4. Comprehensive Loss

The Company’s comprehensive loss for the quarters ended March 31, 2006 and 2005 was $5,799,000 and $5,075,000, respectively. The comprehensive loss for the quarters ended March 31,

2006 and 2005 consisted of net loss of $5,799,000 and $5,076,000, respectively, and a net unrealized gain on investment securities of $0 and $1,000, respectively.

Note 5. Bridge Financing

On February 1, 2006, the Company received loan proceeds of $3,460,000 from private investors (the bridge financing) in connection with the $61,500,000 equity financing as discussed in Note 7. Pursuant the bridge financing, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase an aggregate of 2,471,424 shares of common stock at an exercise price of $0.77 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants’ fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital pending receipt of shareholder approvals and satisfaction of other conditions to closing of the equity financing discussed Note 7. The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the equity financing the principal amount of the notes, together with $64,000 of accrued interest thereon, automatically converted, at a conversion rate of $0.70 per share, into an aggregate of 5,033,860 shares of common stock. The notes were secured by a first lien on certain of the Company’s assets pursuant to a security agreement between the Company and the investors dated as of February 1, 2006. The security agreement and the related security interest terminated at the closing of the equity financing.

Note 6. Liquidity

The Company will need to raise additional capital or enter into strategic partnerships for the clinical development of its picoplatin platinum compound and other proposed product candidates.

The Company received approximately $61,912,000 in net proceeds from the sale of common stock and warrants in April 2006 (See Note 7). The Company issued $3,460,000 face amount of convertible promissory notes to investors in the bridge financing on February 1, 2006. The Company used the funds received in the bridge financing for working capital pending receipt of shareholder approvals and satisfaction of other conditions to closing the financing. Concurrently with the closing of the equity financing on April 26, 2006, the outstanding principal amount of the promissory notes and all accrued and unpaid interest thereon automatically converted, at a conversion price of $0.70 per share, into 5,033,860 shares of common stock.

The Company received approximately $9,000,000 in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004. The Company received approximately $3,800,000 in net proceeds from the sale of common stock and warrants in March 2005.

On January 30, 2006, the Company entered into a letter agreement with Texas State Bank, pursuant to which the Company agreed to change the maturity date of its promissory note with the Bank to June 5, 2006. The Texas State Bank loan, which is secured by the Company’s radiopharmaceutical plant and other STR assets located in Denton, Texas, had an interest rate of 7.75% on March 31, 2006. The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.75% on May 8, 2006. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during the quarters ended March 31, 2006 and 2005 totaled $1,196,000 and $115,000, respectively. As of March 31, 2006, the outstanding balance of the loan was $2,734,000. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Based on an interest rate of 7.75%, the estimated principal balance payable at maturity would be $2,692,000.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if the Company abandons, vacates or discontinues operations on a substantial portion of the Denton facility or there is a material adverse change in the Company’s financial condition, results of operations, business or properties. If this were to occur, Texas State Bank could declare the entire outstanding amount of the loan ($2,734,000 at March 31, 2006) due and immediately payable. In such case, the Company’s cash resources and assets could be impaired depending on its ability to raise funds through a sale of the Denton facility or other means. As a result of its May 2005 restructuring, the Company has ceased manufacturing operations at the Denton facility and is actively working to sell the facility and other STR assets. The Company has listed the Denton facility for sale at a price of $3,300,000. Any sales of the Denton facility or other Denton assets are subject to approval of the Bank. As of March 31, 2006, the Company had received aggregate proceeds of $172,000 from the sale of equipment and other assets. These proceeds were applied to the outstanding principal balance of the loan. There can be no assurance that the Bank will approve the price or other terms of any offer received by the Company to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by the Company from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, the Company placed $1,000,000 cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan. The Company agreed that if it did not obtain at least $15,000,000 in new financing on or before January 31, 2006, the Bank may apply the $1,000,000 cash deposit to the payment of the last maturing installments on the loan. In return, the Bank agreed that the Company’s cessation of operations at the Denton facility would not be declared an event of default under the loan as long as the Company continues to pay insurance and taxes on and otherwise maintains the facility. Additionally, the Bank agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in the Company’s financial condition, results of operations, business or properties. Pursuant to this agreement, the Bank, as of January 31, 2005, applied the $1,000,000 cash collateral and all interest accrued thereon to the outstanding balance of the Bank note. By letter agreement dated January 30, 2006, the Bank agreed, in exchange for the Company’s agreement to accelerate the maturity date of the note, to continue the forbearance under the October 2005 agreement until June 5, 2006.

On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, the Company committed to provide TSRI an aggregate of $2,500,000 over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget. On August 8, 2005, the Company made an initial funding payment to TSRI of $137,500. On April 28, 2006, the Company paid TSRI $487,500. The Company is obligated to pay TSRI $287,500 on July 1, 2006 and $237,500 on October 1, 2006. The agreement provides for additional aggregate funding payments of $1,350,000 in 2007.

On May 10, 2006, the Company announced plans to relocate its corporate headquarters to San Francisco by the beginning of the third quarter of 2006. The Company currently is in negotiations to lease facilities in San Francisco to accommodate its new executive offices and plans for growth, including potentially substantial new hires. The Company intends to maintain clinical development and support activities in Seattle and has no plans to relocate any of its 19 employees currently in Seattle. The addition of the San Francisco site will likely result in material new lease and operating costs connected with this facility, although the amount of these costs cannot currently be quantified.

With the proceeds of the bridge loan, the Company had cash and cash equivalents of $3,203,000 at March 31, 2006. With the proceeds of the equity financing, Company management believes that current cash and cash equivalent balances will provide adequate resources to fund operations at least until the end of 2007. The Company’s actual capital requirements will depend upon numerous factors, including:

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

•  the timing and amounts of proceeds from the sale of the Denton facility and assets;

•  the timing and amount of any milestone or other payments the Company might receive from potential strategic partners;

•  the Company’s degree of success in commercializing picoplatin or any other cancer therapy product candidates;

•  the emergence of competing technologies and products, and other adverse market developments;

•  the acquisition or in-licensing of other products or intellectual property;

•  the costs, including lease and operating costs, incurred in connection with the Company’s relocation of its corporate headquarters to San Francisco and the potential expansion of its workforce;

•  the costs of any research collaborations or strategic partnerships established; and

•  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

The Company had net operating loss carryforwards of approximately $138 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which may limit the Company’s ability to utilize these net operating loss carryforwards. If such limitation occurs, the Company may incur higher tax expense, which also would affect its capital requirements.

There can be no assurance that the Company will be able to raise additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general and the life science capital market specifically may affect the Company’s potential financing sources and opportunities for strategic partnering.

Note 7. Subsequent Events

Equity Financing. On April 26, 2006, the Company received approximately $61,500,000 in gross proceeds, not reflecting placement fees, from the issuance of 92,948,146 shares of common stock to a group of institutional and other sophisticated investors. In connection with the equity financing, the outstanding principal balance and interest on the Company’s convertible promissory notes issued to the investors in the bridge financing on February 1, 2006, automatically converted, at a conversion price of $0.70 per share, into 5,033,860 shares of common stock. Investors in the equity financing also received five-year warrants to purchase an aggregate of 27,857,128 shares of common stock at an exercise price of $0.77 per share, including warrants to purchase an aggregate of 2,471,424 common shares issued on February 1, 2006, in connection with the bridge financing. At a special meeting of shareholders held on April 25, 2006, the Company’s shareholder’s approved an amendment of the Company’s articles of incorporation to increase the authorized common shares from 150,000,000 to 200,000,000. The Company intends to use the net proceeds of the financing of approximately $61,912,000 to support and expand its picoplatin development program and to pursue its strategic objective of building a diverse oncology pipeline. A portion of the proceeds will also be used to retire the Company’s outstanding indebtedness to Texas State Bank and for working capital.

Conversion of Series B Preferred Stock. Concurrently with the closing of the equity financing, the holders of the Company’s 1,575 shares of Series B convertible preferred stock outstanding converted their Series B shares into an aggregate of 9,545,455 shares of common stock, reflecting an adjusted conversion rate of 6,060.61 common shares per Series B share.

Change of Control and Related Party Interests. As a result of the completion of the financing and the conversion of the Series B shares, the Company’s outstanding common stock at April 26, 2006, increased from 34,332,293 shares to 136,825,894 shares. Entities affiliated with MPM Capital (MPM) acquired beneficial ownership of 52,039,196 common shares, or approximately 35.0% of the Company’s common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital Management IV LLC (BCC) acquired beneficial ownership of 27,878,143 common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Nicholas J. Simon III, a representative of MPM, was appointed to the Company’s board of directors on April 26, 2006, increasing the number of directors to nine. Mr. Simon was also appointed to the board compensation committee. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities. Two of the Company’s directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward- Looking Statements

This Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005, except for our share-based compensation accounting policy, discussed below. For a more complete description, please refer to our Annual Report on Form 10-K.

Share-based Compensation - Beginning January 1, 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of a grant. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

Results of Operations

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

We had no revenue for either of the first quarters of 2006 and 2005.

Total operating expenses for the first quarter of 2006 decreased 22% to $4.0 million, from $5.1 million for the first quarter of 2005.

R&D expenses decreased 25% to $2.5 million for the first quarter of 2006, from $3.3 million for the first quarter of 2005. Among the primary components of the decrease were $1.9 million decrease in costs related to the STR program, offset by $1.3 million increase in picoplatin development costs, and a $0.2 million decrease in patent maintenance costs.

General and administrative expenses decreased 14% to $1.5 million for the first quarter of 2006, from $1.8 million for the first quarter of 2005. The decrease in G&A costs for the first quarter of 2006 was due primarily to a decrease of $0.3 million for personnel related costs.

Total other expense increased to $1.8 million from $0 million due mostly to the amortization of discount on convertible promissory notes of $1.7 million for the first quarter of 2006.

Cash and cash equivalents as of March 31, 2006 were $3.2 million, compared with $3.5 million at December 31, 2005. On April 26, 2006, we completed an equity financing in which we raised approximately $61.9 million in net proceeds through the private sale to institutional and other sophisticated investors of an aggregate of 92.9 million shares of common stock. The purchasers in that offering also received five-year warrants to purchase an aggregate of 27.9 million shares of common stock at an exercise price of $0.77 per share. In connection with the equity financing, we issued $3.5 million face amount of convertible promissory notes to investors on February 1, 2006 (the bridge financing). The notes provided for an interest rate of 8% per annum. We used the funds received in the bridge financing for working capital pending receipt of required shareholder approvals and other conditions to completion of the equity financing. The outstanding principal amount of the notes, together with $64,000 of accrued interest, automatically converted, at a conversion price of $0.70 per share, into 5.0 million shares of common stock at closing of the equity financing. We will require substantial additional funding to support our picoplatin and other proposed clinical development programs. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtain the scope of our picoplatin and other product development activities.

Major Research and Development Projects

Our major research and development project is picoplatin (NX 473), a new-generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors. We initiated a Phase II clinical study of picoplatin in small cell lung cancer in June 2005 and enrolled the first patient in July 2005. As of March 31, 2006, we have incurred costs of approximately $6.5 million in connection with the entire picoplatin clinical program. In April 2006, we expanded our picoplatin Phase II clinical trial in small cell lung cancer to selected Eastern European countries by enrolling our first patients there. In May 2006, we treated our first patient in a Phase I/II study evaluating picoplatin in the front-line treatment of patients with advanced colorectal cancer. Total estimated costs to complete the picoplatin Phase II trial in small cell lung cancer are in the range of $9 to $11 million through 2007, including the cost of drug supply. Total estimated costs to complete the picoplatin Phase I/II trial in colorectal cancer are in the range of $4 to $6 million through 2007, including the cost of drug supply. The costs could be substantially higher if we have to repeat, revise or expand the scope of our trial. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

If we fail to obtain marketing approval for picoplatin, are unable to secure adequate clinical and commercial supplies of picoplatin drug product, or do not complete development and obtain US and foreign regulatory approvals on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

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

Summary of Research and Development Costs

	Quarter Ended March 31,
	2006	2005
	(in thousands)

Picoplatin	$1,802	$487
Other overhead and research costs	721	2,858
Total research and development costs	$2,523	$3,345

Completion of Equity Financing

On April 26, 2006, we closed our previously announced equity financing pursuant to the securities purchase agreement dated as of February 1, 2006. The equity financing, from which we received gross proceeds of approximately $65 million, involved the private placement to accredited investors of an aggregate of 92.9 million shares of common stock at a cash purchase price of $0.70 per share, including shares of common stock received by investors upon automatic conversion of $3.5 million face amount of outstanding convertible promissory notes (the bridge notes) issued as part of the bridge financing on February 1, 2006. Investors in the financing also received five-year warrants to purchase an aggregate of 27.9 million shares of common stock at an exercise price of $0.77 per share, including warrants to purchase an aggregate of 2.5 million shares issued on February 1, 2006 in connection with the bridge loan. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. We recorded the warrants’ fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which we recorded as additional discount on the promissory notes of approximately $1,813,000. At a special meeting of shareholders held on April 25, 2006, our shareholders approved an amendment of our articles of incorporation to increase the authorized common shares from 150,000,000 to 200,000,000. The placement agent in the financing, in addition to a cash fee of $1.8 million, received a five-year warrant to purchase 835,714 shares of common stock on the same terms as the investors. We intend to use the net proceeds of the financing of approximately $61.9 million to support and expand our picoplatin development program and to pursue our strategic objective of building a diverse oncology pipeline. A portion of the proceeds will also be used to retire our outstanding indebtedness to Texas State Bank and for working capital.

Concurrent with the closing of the equity financing, all holders of our outstanding shares of Series B convertible preferred stock (the Series B stock) converted their Series B shares into an aggregate of 9.5 million share of common stock, reflecting an adjusted conversion rate of 6060.6061 per share of Series B stock.

As a result of the completion of the financing and the conversion of our Series B stock, our outstanding common stock increased from 34.3 million shares to approximately 136.8 million shares. Entities affiliated with MPM Capital (MPM) acquired beneficial ownership of approximately 52.0 million shares of our common stock, or approximately 35.0% of the common shares outstanding immediately following the financing. Entities affiliated with Bay City Capital Management IV LLC (BCC) acquired beneficial ownership of approximately 27.9 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing.

Nicholas J. Simon III, a representative of MPM, was appointed to our board of directors on April 26, 2006, increasing the number of directors to nine. Mr. Simon was also appointed to the board compensation committee. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing.

Liquidity and Capital Resources

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2006, we had net negative working capital of $2.8 million and had an accumulated deficit of $261.7 million with a shareholders’ equity of $1.0 million, which amount does not take into account the gross proceeds of the equity financing discussed above.

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash and cash equivalents totaled $3.2 million at March 31, 2006 compared to $3.5 million at December 31, 2005. We primarily fund current operations with our existing cash and investments. Cash used for operating activities for the three months ended March 31, 2006 totaled $3.2 million. Revenues and other income sources for the first quarter of 2006 were not sufficient to cover operating expenses during that quarter,

On February 1, 2006, we received a $3.5 million bridge loan from investors in the equity financing. Pursuant the bridge loan, we issued convertible promissory notes for the principal amount of the loan and five-year warrants to purchase an aggregate of 2.5 million shares of common stock at an exercise price of $0.77 per share. The proceeds of the bridge loan were used for working capital pending receipt of shareholder approvals and satisfaction of other conditions to closing the equity financing. The bridge notes had an interest rate of 8% per annum. At the closing of the equity financing, the outstanding principal amount of the bridge notes and all accrued and unpaid interest thereon automatically converted, at a conversion price of $0.70 per share, into 5.0 million shares of common stock. The notes were secured by a first lien on certain of our assets pursuant to a security agreement between us and the investors dated as of February 1, 2006. The security agreement and the related security interest terminated at the closing of the equity financing.

On January 30, 2006, we entered into a letter agreement with Texas State Bank, pursuant to which we agreed to change the maturity date of our promissory note with the Bank to June 5, 2006. The Texas State Bank loan, which is secured by our radiopharmaceutical plant and other STR assets located in Denton, Texas, had an interest rate of 7.75% on March 31, 2006. The interest rate, which is equal to the bank prime rate and is adjusted on the same date that the bank prime rate changes as reported in the Wall Street Journal, was 7.75% on May 8, 2006. The loan provides for a maximum annual interest rate of 18%. Principal and interest are payable in monthly installments. Principal and interest paid on the note during the quarters ended March 31, 2006 and 2005 totaled $1.2 million and $115,000, respectively. As of March 31, 2006, the outstanding balance of the loan was $2.7 million. The fixed monthly payments on the note are recalculated in April of each year based on the then current bank prime interest rate and outstanding note balance. Based on an interest rate of 7.75%, the estimated principal balance payable at maturity would be $2.7 million.

The terms of the Texas State Bank loan provide that an event of default may be deemed to occur if we abandon, vacate or discontinue operations on a substantial portion of the Denton facility or there is a material adverse change in our financial condition, results of operations, business or properties. If this were to occur, Texas State Bank could declare the entire amount of the loan ($2.7 million at May 8, 2006) due and immediately payable. In such case, our cash resources and assets could be impaired depending on our ability to raise funds through a sale of the Denton facility or other means. As a result of our May 2005 restructuring, we have ceased manufacturing operations at the Denton facility and are actively working to sell the facility and other STR assets. We have listed the Denton facility for sale at a price of $3.3 million. Any sales of the Denton facility or other Denton assets are subject to approval of the Bank. As of March 31, 2006, we had received aggregate proceeds of $172,000 from the sale of equipment and other assets. These proceeds were applied to the outstanding principal balance of the loan. There can be no assurance that the Bank will approve the price or other terms of any offer received by us to buy the Denton facility or other STR assets, or that the sale proceeds, if any, received by us from such sales will be sufficient to satisfy the outstanding balance of the Bank loan.

In October 2005, we placed $1.0 million in cash in a restricted deposit account with the Bank as additional collateral to secure the payment of the loan. We further agreed that if we did not obtain at least $15.0 million in new financing on or before January 31, 2006, the Bank may apply the $1.0 million cash deposit to the payment of the last maturing installments on the loan. In return, the Bank agreed that our cessation of operations at the Denton facility would not be declared an event of default under the loan as long as we continue to pay insurance and taxes on and otherwise maintain the facility. Additionally, the Bank agreed, prior to January 31, 2006, not to declare the loan in default on the basis that there has been a material adverse change in our financial condition, results of operations, business or properties. Pursuant to this agreement, the Bank, as of January 31, 2005, applied the $1.0 million cash collateral and all interest accrued thereon to the outstanding balance of the Bank note. By letter agreement dated January 30, 2006, the Bank agreed, in exchange for our agreement to accelerate the maturity date of the note, to continue the forbearance under the October 2005 agreement until June 5, 2006.

On August 4, 2005, we entered into a Research Funding and Option Agreement with The Scripps Research Institute (TSRI). Under the agreement, we committed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of $137,500 on August 8, 2005. On April 28, 2006, we paid TSRI $487,500. We are obligated to pay TSRI $287,500 on July 1, 2006 and $237,500 on October 1, 2006. The agreement provides for additional aggregate funding payments of $1.4 million in 2007.

With the proceeds from the bridge loan, we had cash and cash equivalents of $3.2 million at March 31, 2006. We received additional cash proceeds of $61.5 million upon completion of the equity financing on April 26, 2006. With these additional proceeds, we believe that our current cash and cash equivalent balances will provide adequate resources to fund operations at least until the end of 2007.

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

On May 10, 2006, we announced plans to relocate our corporate headquarters to San Francisco. We currently are in negotiations to lease facilities in San Francisco to accommodate our new executive offices and plans for growth, including potentially substantial new hires. We intend to maintain clinical development and support activities in Seattle and do not have plans to relocate any of our 19 employees currently in Seattle. The addition of the San Francisco site will likely result in material new lease and operating costs connected with this facility, although the amount of these costs cannot currently be quantified.

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

•  the acquisition or in-licensing of other products or intellectual property;

•  the costs, including lease and operating costs, incurred in connection with the relocation of our corporate headquarters to San Francisco and the potential expansion of our workforce;

•  the costs of any research collaborations or strategic partnerships established; and

•  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We had net operating loss carryforwards of approximately $138 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which may limit our ability to utilize these net operating loss carryforwards. If such limitation occurs, we may incur higher tax expense, which also would affect our capital requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2006, the Company owned no government debt instruments and no corporate debt securities.

The Company’s only outstanding debt is its note payable to Texas State Bank. The outstanding balance of the note was $2.7 million on March 31, 2006. The note, which matures June 5, 2006, bears interest equal to the bank prime rate. The interest rate on the note is adjusted on the same date that the bank prime rate changes. The maximum permitted interest rate on the loan is 18% per annum. Because the interest rate on the note varies, the Company’s interest expenses may increase as the bank prime interest rate increases. Extreme increases in the bank prime interest rate, up to the maximum interest rate permitted under the note, could materially affect the Company’s interest expense.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006,to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chairman and Chief Executive Officer and the Chief financial Officer have concluded that, as of March 31, 2006, these disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

During the first quarter of 2006, management identified a material weakness regarding the Company’s preparation and review of its condensed consolidated financial statements for the three months ended March 31, 2006. Specifically, the Company did not have effective controls in place to ensure that the warrants issued with respect to the February 1, 2006 convertible promissory notes were properly accounted for. This control deficiency resulted in a $1.7 million adjustment to the Company’s condensed consolidated financial statements for the three months ended March 31, 2006, which was recorded prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The Company has put new procedures in place in order to remediate this weakness and strengthen the control procedures surrounding the review and accounting treatment of non-routine debt and equity securities transactions during the quarterly closing process. These procedures include establishing additional levels of review and oversight with respect to certain non-recurring and/or unusual transactions, including consulting outside accounting experts as appropriate

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information contained in this report, the following factors could affect our actual results and could cause our actual results to differ materially from those achieved in the past or expressed or implied by our forward looking statements.

Risks Related to Our Business

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable since our formation in 1984. As of March 31, 2006, we had an accumulated deficit of $261.7 million. Our net loss for the quarter ended March 31, 2006 was $5.8 million. We had net losses of $21.0 million for the year ended December 31, 2005 and $19.4 million for the year ended December 31, 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. In May 2005, we announced the discontinuation of our skeletal targeted radiotherapy (STR) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based cancer therapy. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand clinical development, manufacturing and commercialization efforts.

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

It is expensive to develop cancer therapy products and conduct clinical trials for these products. We have not generated revenue from the commercialization of any product, and we expect to continue to incur substantial net operating losses and negative cash flows from operations for the future. On April 26, 2006, we completed a $65 million equity financing; however, we will require substantial additional funding to develop and commercialize picoplatin and any other proposed products and to fund our future operations.

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

We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, our shareholders may experience substantial dilution, and new investors could have rights superior to current security holders. If we are unable to obtain sufficient additional cash when needed, we may be forced to reduce expenses though the delay, reduction or curtailment of our picoplatin and other development and commercialization activities.

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

•      the acquisition or in-licensing of other products or intellectual property;

•      the costs, including lease and operating costs, incurred in connection with the relocation of our coporate headquarters to San Francisco and the potential expansion of our workforce;

•      the costs of any research collaborations or strategic partnerships established; and

•      the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

We had net operating loss carryforwards of approximately $138 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which may limit our ability to utilize these net operating loss carryforwards. If such limitation occurs, we may incur higher tax expense, which also would affect our capital requirements.

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

In June 2005, we initiated a Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer in clinical sites in North America and enrolled our first patient in July 2005. In April 2006, we announced the expansion of this Phase II trial into Eastern Europe with the treatment of the first patients there. Our on-going Phase II study is a randomized trial comparing picoplatin to topotecan in patients with small cell lung cancer who are refractory or resistant to previous platinum-based therapy. Topotecan is an anti-tumor drug currently approved by the FDA as a treatment for small cell lung cancer sensitive disease after failure of first line chemotherapy. The endpoints of the picoplatin trial include survival, response rate (tumor shrinkage), duration of response and time to progression. We amended our Phase II clinical trial protocol in January 2006 from a two-arm study of picoplatin versus topotecan to a single arm study of picoplatin. We discontinued the topotecan arm of the study because patients and investigators often were unwilling to accept the topotecan arm of the two-arm study. The rationale for the amendment was that the dose and schedule of topotecan approved for use in patients with platinum-sensitive small cell lung cancer have minimal, if any, efficacy in patients with resistant or refractory small cell lung cancer and unacceptable toxicity, thus presenting a situation in which an ineffective but toxic treatment regimen was to be used as one arm of the randomized Phase II trial.

In May 2006, we treated our first patent in a Phase I/II study evaluating picoplating in the front-line treatment of patients with advanced colorectal cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with fluorouracil and leucovorin to treat patients newly diagnosed with metastatic disease. We anticipate completing enrollment of the 30-patient Phase I component of the study later this year.

We also plan to undertake a Phase I/II trial of picoplatin in patients with prostate cancer. This Phase I/II study, in which we expect to initiate by the end of the second quarter of 2006, will evaluate picpolatin in the treatment of patients with newly diagnosed metastatic hormone refractory disease and is designed to determine the safety and efficacy of picoplatin when combined with docetaxel. Docetaxel (Taxotere®) is the current standard of care in the treatment of metastatic hormone refractory prostate cancer.

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

We have a limited supply of picoplatin drug product that was manufactured by a prior licensee in September 2004 and earlier. The drug product has been demonstrated to be stable for 18 to 24 months from the date of manufacture, which time period is not sufficient to complete our current and proposed clinical trials of picoplatin. We have entered into an agreement with Hyaluron, Inc. to manufacture and supply additional picoplatin drug product on a purchase order, fixed fee basis, for our North American and Eastern European trials. The agreement will continue until April 15, 2010, subject to earlier termination by either party in the event of an uncured material breach or the liquidation or bankruptcy of the other party. We may terminate the agreement if we decide to no longer pursue manufacturing or distribution of picoplatin. There is no assurance that Hyaluron will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis. There are in general relatively few manufacturers and suppliers of picoplatin drug product. If Hyaluron or an alternate manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to us, we may suffer delays in, or be prevented from, initiating or completing our clinical trials of picoplatin.

In connection with our product development activities, we rely on third-party contractors to perform for us, or assist us with, certain specialized services, including drug manufacture and supply, dispensing, distribution and shipping, and clinical trial management. Because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their obligations in a timely manner, or if we encounter difficulties with the quality of services we receive from these contractors, we may incur significant additional costs and delays in product development activities, which could have a material negative effect on our business.

If we cannot negotiate and maintain collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, sale, marketing, distribution and manufacture of picoplatin and any other future product candidates and technologies in the US and Europe. At present, our only material collaborative agreement is the exclusive worldwide (except Japan) license granted to us by AnorMED, Inc. for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. AnorMED retains the right, at our cost, to prosecute patent applications and maintain all patents. The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash. The agreement also provides for additional milestone payments to AnorMED of up to $13.0 million, payable in cash or a combination of cash and our common stock. These milestones include our successful completion of a picoplatin Phase II study or initiation of a picoplatin Phase III study, submission to the FDA of a New Drug Application (NDA) for picoplatin, regulatory approval from the FDA of picoplatin and the attainment of certain levels of annual net sales of picoplatin. Upon regulatory approval, AnorMED also would receive royalty payments of up to 15% on product sales. We cannot be certain of the extent of our success, if any, in commercializing picoplatin and attaining established milestones. We initiated our first picoplatin trial, a Phase II study of picoplatin in small cell lung cancer in June 2005, and it is unlikely that these milestones will be triggered during 2006. Because we cannot predict the length of time to complete our Phase II study, the time or initiation and completion of a Phase III study or the time of submission of an NDA for picoplatin, we are unable to predict when such milestones may be triggered after 2006. The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country. If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our current and planned picoplatin clinical studies.

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute (TSRI). This collaboration is still at an early stage. Under the agreement, we will provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of $137,500, on August 8, 2005. On April 28, 2006, we paid TSRI $487,500. We are obligated to pay TSRI $287,500 on July 1, 2006 and $237,500 on October 1, 2006. The agreement provides for additional aggregate funding payments of $1.4 million in 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any of the compounds arising from the collaboration.

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

Our research and development and manufacturing processes, as well as the manufacturing processes that may be used by our collaborators, involve the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In the event that we discontinue operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner. We have terminated our STR manufacturing operations in Denton,

Texas and are actively marketing the facility for sale. In 2005, we recorded costs associated with the closure of the Denton facility of $0.9 million. We estimate costs in 2006 related to these activities at $0.2 million. These costs could increase substantially, depending on actions of regulators or if we discover previously unknown contamination in or around the facility. In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

As of March 31, 2006, we had a total work force of 20 full-time employees and 2 part-time employees. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

On May 10, 2006, we announced that we are changing our corporate name to Poniard Pharmaceuticals, Inc. effective June 16, 2006, and that we plan to relocate our corporate headquarters to San Francisco by the beginning of the third quarter of 2006. We currently are in negotiations to lease facilities in San Francisco to accommodate our new executive offices and plans for growth, including potentially substantial new hires. We intend to maintain clinical development and support activities in

Seattle and do not have plans to relocate any of our 19 employees currently in Seattle.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2005, the high and low closing sale prices of our common stock were $2.34 and $0.47. In 2004, the high and low closing sale prices were $5.78 and $1.43. The high and low closing sale prices during the period from January 3, 2006 through May 8, 2006 were $1.57 and $0.72. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

Our articles of incorporation authorize our board of directors to issue up to 200 million shares of common stock and up to 3.0 million shares of preferred stock. With respect to preferred stock, our board has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. Our shareholder rights plan adopted on April 10, 1996 and the preferred stock purchase rights issued to each common shareholder thereunder expired, by their respective terms, on April 10, 2006.

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

The provisions of our articles of incorporation and Washington law discussed above may have the effect of delaying, deterring or preventing a change of control of NeoRx, even if this change would be beneficial to our shareholders. These provisions also may discourage bids for our common stock at a premium over market price and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. In addition, these provisions could make it more difficult to replace or remove our current directors and management in the event our shareholders believe this would be in the best interests of the corporation and our shareholders.

As a result of the closing of the equity financing, the number of shares of our common stock outstanding increased substantially and certain investors beneficially own significant blocks of our common stock; upon registration, such common shares will be generally available for resale in the public market

Upon the closing of the equity financing on April 26, 2006, we issued to a small group of institutional and other accredited investors an aggregate of 92.9 million shares of common stock, plus warrants to purchase an aggregate of 25.4 million additional shares of common stock. These investors also have received warrants to purchase an aggregate of 2.5 million shares of common stock in connection with their participation in the bridge loan. Concurrently with the closing, we issued an aggregate of 9.5 million shares of common stock to the holders of our Series B preferred stock upon conversion of our outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 835,714 common shares. The issuance of such shares and warrants resulted in substantial dilution to shareholders who held our common stock prior to the financing.

The equity financing was led by MPM Capital (MPM). Entities affiliated with MPM acquired beneficial ownership of approximately 52.0 million common shares, or approximately 35.0% of our common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital Management IV LLC (BCC) acquired beneficial ownership of approximately 27.9 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. We have agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use our best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to our board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to our board of directors on April 26, 2006, increasing the number of directors to nine. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities. MPM and BCC have not yet recommended a second director designee.

Under the securities purchase agreement, we have agreed to file a registration statement with the SEC covering the resale of the 92.9 million shares of common stock issued in the equity financing and the

27.9 million shares of common stock issuable upon exercise of the warrants issued in the bridge and the equity financings. Upon such registration, these shares will become generally available for immediate resale in the public market. In addition, the approximately 9.5 million shares of common stock issued upon conversion of the Series B preferred stock currently are available for immediate resale pursuant to a registration statement or an exemption from registration under Rule 144(k) of the Securities Act. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 6.    Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEORX CORPORATION
(Registrant)

Date:	May 15, 2006	By:	/s/ SUSAN D. BERLAND
Susan D. Berland
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended April 25, 2006	(W)

3.2	Restated Bylaws, as amended March 28, 2006	(W)

10.1	Restated 1994 Stock Option Plan (‡)	(F)

10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)

10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)

10.4	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)

10.5	1991 Restricted Stock Plan (‡)	(D)

10.6	Indemnification Agreement (‡)	(H)

10.7	Stock Option Grant Program for Nonemployee Directors under the NeoRx 2004 Incentive Compensation Plan, as amended	(B)

10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)

10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)

10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)

10.11	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)

10.12	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)

10.13	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)

10.14	Amended and Restated 2004 Incentive Compensation Plan (‡)	(G)

10.15

Manufacturing and Supply Agreement dated as of May 4, 2004, between Hyaluron, Inc. and the Company. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(T)

10.16	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)

10.17	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(L)

10.18	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)

10.19	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)

10.20	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)

10.21	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(L)

10.22	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)

10.23	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)

10.24	Key Executive Severance Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)	(S)

10.25	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of October 25, 3004, between the Company and Susan D. Berland (‡)	(L)

10.26	Change of Control Agreement dated as of October 25, 2004, between the Company and Susan D. Berland (‡)((S)

10.27	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)

10.28	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)

10.29	Consulting Agreement between the Company and Alan B. Glassberg, M.D. (‡)	(T)

10.30	Letter Agreement dated October 14, 2005, between the Company and Texas State Bank	(U)

10.31	Letter Agreement dated January 30, 2006, between the Company and Texas State Bank	(V)

10.32

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(U)

10.33	Form of Directors’ Indemnification Agreements (‡)	(K)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(W)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(W)

32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(W)

32.2	Section 1350 Certification of Chief Financial Officer	(W)

(‡)	Management contract or compensatory plan.

(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2005, and incorporated herein by reference.

(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 29, 2005.

(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 28, 2006, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(P)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2005, and incorporated herein by reference.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

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