Form 10-Q
period 2006-06-30
PONIARD PHARMACEUTICALS, INC.
filed 2006-08-14
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7000 Shoreline Road, Suite 270, South San Francisco, CA  94080

(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 281-7001

NeoRx Corporation
300 Elliott Avenue West, Seattle, WA 98119-4114

(former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2006, 136,832,294 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,612	$3,523
Cash—restricted	—	1,000
Prepaid expenses and other current assets	399	455
Assets held for sale	—	83
Total current assets	54,011	5,061
Facilities and equipment, net	269	273
Other assets	45	45
Assets held for sale	3,027	3,027
Licensed products, net of accumulated amortization of $375 and $292	1,625	1,708
Total assets	$58,977	$10,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727	$995
Accrued liabilities	1,462	2,078
Bank loan payable	—	3,868
Total current liabilities	2,189	6,941
Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at June 30, 2006 and December 31, 2005 (entitled in liquidation to $5,175)	4	4
Convertible preferred stock, Series B, 0 and 1,575 shares issued and outstanding at June 30, 2006 and December 31, 2005 (entitled in liquidation to $15,750)	—	—
Common stock, $.02 par value, 200,000,000 shares authorized, 136,832,294 and 34,322,293 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,736	686
Additional paid-in capital	322,385	258,283
Accumulated deficit, including other comprehensive loss of $0 and $1 at June 30, 2006 and December 31, 2005, respectively	(268,337)	(255,800)
Total shareholders’ equity	56,788	3,173
Total liabilities and shareholders’ equity	$58,977	$10,114

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$—	$2	$—	$2
Operating expenses:
Research and development	3,243	2,376	5,766	5,721
General and administrative	2,004	1,661	3,517	3,422
Asset impairment loss	—	3,346	—	3,346
Restructuring	—	1,504	—	1,504
Gain on sale of equipment	(36)	—	(73)	—
Total operating expenses	5,211	8,887	9,210	13,993
Loss from operations	(5,211)	(8,885)	(9,210)	(13,991)
Other income (expense):
Interest income	512	98	550	191
Interest expense	(1,789)	(66)	(3,627)	(129)
Total other income (expense)	(1,277)	32	(3,077)	62
Net loss	(6,488)	(8,853)	(12,287)	(13,929)
Preferred stock dividends	(125)	(125)	(250)	(250)
Net loss applicable to common shares	$(6,613)	$(8,978)	$(12,537)	$(14,179)
Loss per share applicable to common shares:
Basic and diluted	$(0.06)	$(0.26)	$(0.18)	$(0.43)
Shares used in calculation of loss per share:
Basic and diluted	107,542	34,229	71,137	33,018

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,287)	$(13,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	321
Amortization of discount on note payable	3,460	—
(Gain)Loss on disposal of equipment	(17)	16
Asset impairment loss	—	3,346
Restructuring	—	1,116
Stock options and warrants issued for services	5	(22)
Stock-based employee compensation	588	5
Change in operating assets and liabilities:
Prepaid expenses and other assets	56	102
Accounts payable	(268)	(532)
Accrued liabilities	(553)	(71)
Net cash used in operating activities	(8,880)	(9,648)
Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	—	1,500
Facilities and equipment purchases	(49)	(77)
Proceeds from sales of equipment	100	—
Net cash provided by investing activities	51	1,423
Cash flows from financing activities:
Repayment of bank note payable principal	(3,868)	(106)
Proceeds from bridge notes payable	3,460	—
Decrease in restricted cash	1,000	—
Proceeds from stock options and warrants exercised	10	—
Preferred stock dividends	(250)	(250)
Net proceeds from issuance of common stock and warrants	58,566	3,813
Net cash provided by financing activities	58,918	3,457
Net increase (decrease) in cash and cash equivalents	50,089	(4,768)
Cash and cash equivalents:
Beginning of period	3,523	16,254
End of period	$53,612	$11,486
Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$250	$250
Conversion of bridge loan into common stock	$3,460	$—
Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$112	$134

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. (formerly NeoRx Corporation) and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation.

The Company has historically experienced recurring operating losses and negative cash flows from operations. As of June 30, 2006, the Company had net working capital of $51,822,000 and had an accumulated deficit of $268,337,000 with total shareholders’ equity of $56,788,000. On April 26, 2006, the Company received approximately $65,000,000 in gross proceeds from the issuance of shares of the Company’s common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock. With the proceeds of the equity financing, management believes that current cash and cash equivalent balances and funds from the equity financing will provide adequate resources to fund operations at least until the end of 2007. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the periods ended June 30, 2006 and 2005.

The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the expected operating results for the full year.

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

Note 2.   Stock-Based Employee Compensation

At June 30, 2006, the Company’s 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. The Company’s 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company’s 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan. The 2004 Plan, as amended and restated on June 16, 2006, authorizes the Company’s board or a committee appointed by the

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
(UNAUDITED)

board to grant options to purchase a maximum aggregate of 10,000,000 shares of common stock. The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except for certain grants to consultants, which have expirations based upon terms of service. Option grants for employees with at least one year of service become exercisable in monthly increments over a four-year period from the grant date. Option grants for employees with less than one year of service and employees receiving promotions become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years. As of June 30, 2006, there were 3,207,499 shares of common stock available for issuance under the 2004 Plan. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to this, the Company accounted for its stock option plans for employees in accordance with the provisions of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense related to employee stock options was recorded if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. The Company applied the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations, which allowed entities to continue to apply the provisions of APBO No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value based method of accounting in SFAS No. 123 had been applied to these transactions. Stock compensation costs related to fixed employee awards with pro rata vesting were disclosed on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognized stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 and EITF 96-18 over the related period of benefit.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective application” transition method, as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock options remaining vesting period. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss from operations and net loss for the six months ended June 30, 2006 is $588,000 higher than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO No. 25, and related Interpretations, as permitted by SFAS 123. Basic and diluted net loss per share for the six months ended June 30, 2006 would have been $0.17 if the Company had not adopted SFAS 123R.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
(UNAUDITED)

Had compensation cost for these stock option plans for employees been determined prior to January 1, 2006 using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common shares:
As reported	$(8,978)	$(14,179)
Add: Stock-based employee compensation expense included in reported net loss	5	5
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(237)	(620)
Pro forma	$(9,210)	$(14,794)
Loss per common share, basic and diluted:
As reported	$(0.26)	$(0.43)
Pro forma	$(0.27)	$(0.45)

Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123R’s fair-value method during these periods.

For the three and six months ended June 30, 2006, the Company recognized stock compensation expense of $343,000 and $588,000, respectively. The remaining unrecognized compensation cost related to unvested awards at June 30, 2006, was approximately $5,240,000 and the weighted-average period of time over which this cost will be recognized is 8.4 years.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the grants, which is generally the vesting period. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2006 and 2005, respectively, was estimated using the Black-Scholes-Merton (Black-Scholes) model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (years)	6.02 - 9.5	4.00	6.02 - 9.5	4.00
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.95% - 5.25%	3.67%	4.95% - 5.25%	3.81%
Expected volatility	105.0%	124.7%	105.0%	123.4%
Weighted-average fair value	$0.83 - $1.17	$0.49	$0.83 - $1.17	$0.84

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
(UNAUDITED)

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,323	$2.69
Granted	4,282	1.16
Exercised	(16)	0.60
Forefeited or expired	(27)	4.19
Outstanding at June 30, 2006	8,562	$1.93	8.4	$457
Exercisable at June 30, 2006	3,001	$3.22	6.3	$269

Cash proceeds and intrinsic value related to total stock options exercised during the three and six months ended June 30, 2006 and 2005 are provided in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Proceeds from stock options exercised	$3	$—	$10	$—
Intrinsic value of stock options exercised	$3	$—	$9	$—

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Common stock options	8,562,058	4,225,629	8,562,058	4,225,629
Common stock warrants	34,624,703	3,225,400	34,624,703	3,225,400

In addition, 234,088 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2006 and 2005, respectively, and the 3,446,389 shares of common stock that would be issuable upon conversion of the Company’s Series B preferred stock are not included in the calculation of diluted loss per share for the period ended June 30, 2005, because the effect of including such shares would not be dilutive.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
(UNAUDITED)

Note 4.   Comprehensive Loss

The Company’s comprehensive loss for the quarters ended June 30, 2006 and 2005 was $6,488,000 and $8,853,000, respectively. The comprehensive loss for the quarters ended June 30, 2006 and 2005 consisted only of net loss of $6,488,000 and $8,853,000, respectively. The comprehensive loss for the six months ended June 30, 2006 and 2005 was $12,287,000 and $13,928,000, respectively. The comprehensive loss for the six months ended June 30, 2006 and 2005 consisted of net loss of $12,287,000 and $13,929,000, respectively, and a net unrealized gain on investment securities of $0 and $1,000, respectively.

Note 5.   Bridge Financing

On February 1, 2006, the Company received loan proceeds of $3,460,000 from private investors (the bridge financing). Pursuant the bridge financing, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase an aggregate of 2,471,424 shares of common stock at an exercise price of $0.77 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants’ fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital through April 26, 2006, the date of the closing of the Company’s equity financing (see Note 6). The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the equity financing, the principal amount of the notes, together with approximately $63,000 of accrued interest thereon, automatically converted, at a conversion rate of $0.70 per share, into an aggregate of 5,033,860 shares of common stock.

Note 6.   Liquidity

The Company received approximately $62,027,000 in net cash proceeds from the sale of common stock and warrants, including the bridge financing, in April 2006 (the equity financing). The Company will need to raise additional capital or enter into strategic partnerships for the clinical development of its picoplatin platinum compound and other proposed product candidates.

On January 30, 2006, the Company entered into a letter agreement with Texas State Bank, pursuant to which the Company agreed to change the maturity date of its promissory note with the Bank to June 5, 2006. The Texas State Bank loan, which was secured by the Company’s radiopharmaceutical plant and other STR assets located in Denton, Texas, had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). The Company paid off the outstanding balance of the loan, $2,714,000, on May 23, 2006.

During the second quarter of 2005 the Company terminated its STR manufacturing operations in Denton, Texas and began actively marketing the facility for sale. In 2005, the Company recorded costs associated with the closure and maintenance of the Denton facility of approximately $900,000. The Company estimates costs in 2006 related to these activities to be approximately $200,000.

On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, the Company committed to provide TSRI an aggregate of $2,500,000 over a 26-month period to fund research relating to synthesis and evaluation of

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
(UNAUDITED)

novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget. On August 8, 2005, the Company made an initial funding payment to TSRI of $137,500. The Company paid TSRI $487,500 on April 28, 2006 and $287,500 on July 28, 2006. The Company has charged all such payments to research and development expense. The Company is obligated to pay TSRI $237,500 on October 1, 2006. The agreement provides for additional aggregate funding payments of $1,350,000 in 2007.

On April 26, 2006, the Company completed a $65,000,000 equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the financing, the Company issued to a small group of institutional and other accredited investors an aggregate of 92,948,000 shares of common stock at a cash purchase price of $0.70 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 27,857,000 shares of common stock at an exercise price of $0.77 per share. Concurrent with the closing of the financing, the Company issued an aggregate of 9,545,000 shares of common stock to the holders of its Series B preferred stock upon conversion of the outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 835,714 common shares.

As a result of the completion of the financing and the conversion of the Series B shares, the Company’s outstanding common stock increased from approximately 34,332,000 shares to approximately 136,826,000 shares. Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 46.5 million common shares, or approximately 31.5% of the common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 27.9 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of the Company’s directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. The Company has agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use its best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to the Company’s board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to the Company’s board of directors on April 26, 2006. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities.

During July 2006, the Company began relocating its corporate headquarters to San Francisco. The Company intends to maintain clinical and development and support activities and facilities in Seattle. The addition of the San Francisco facility will result in a substantial increase in rent and operating costs of the Company. On July 10, 2006, the Company entered into an agreement with ARE-San Francisco No. 17 LLC to lease approximately 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under the lease is approximately $540,000 and is subject to annual adjustments based on disbursements for tenant improvements and increases in real estate values in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on the Company’s share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease will average

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
(UNAUDITED)

$21,000 during the construction of tenant improvements. Base rent and operating expenses payable by the Company during 2006 are estimated at $128,000. Occupancy of the newly leased premises is expected to commence in September 2006. Annual operating expenses under the lease may increase substantially as the Company moves forward with its plans to establish laboratory facilities in the leased space. The Company may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

The Company had cash and cash equivalents of $53,600,000 at June 30, 2006. Company management believes that current cash and cash equivalent balances will provide adequate resources to fund operations at least until the end of 2007. The Company’s actual capital requirements will depend upon numerous factors, including:

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

•       the timing and amounts of proceeds from the sale, if consummated, of the Denton facility and assets;

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

The Company had net operating loss carryforwards of approximately $138,435,000 as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which will limit the Company’s ability to utilize these net operating loss carryforwards. Given such a limitation, the Company may incur higher tax expense if it becomes profitable in the future, which also would affect its capital requirements.

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

Important Information Regarding Forward-Looking Statements

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

Poniard and STR are our trademarks or registered trademarks in the United States and/or foreign countries.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For a more complete description, please refer to our Annual Report on Form 10-K.

Share-based Compensation—Beginning January 1, 2006, we account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of a grant. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense, which could be material to our results of operations.

Results of Operations

Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005

There was no revenue for the three and six months ended June 20, 2006, compared with revenue of $2,000 for the three and six months ended June 30, 2005. Revenue for the three and six months ended June 30, 2005 consisted of royalties from out-licensed intellectual property.

Total operating expenses for the second quarter of 2006 decreased 41% to $5.2 million, from $8.9 million for the second quarter of 2005, and decreased 34% to $9.2 million for the six months ended June 30, 2006, from $14.0 million for the same period in 2005. Total operating expenses for the quarter and six months ended June 30, 2005 included a non-cash asset impairment charge of $3.3 million. Additionally, a restructuring charge of $1.5 million was incurred relating to termination benefits for the reduction in staff completed in June 2005 and for other costs related to the termination of our STR program.

Research and development (R&D) expenses increased 37% to $3.2 million for the second quarter of 2006, from $2.4 million for the second quarter of 2005, and increased 1% to $5.8 million for the six months ended June 30, 2006, from $5.7 million for the same period in 2005. The increase in R&D expenses for the second quarter of 2006 and six months ended June 30, 2006 resulted from higher clinical costs associated with our picoplatin trials, largely offset by the termination of activities related to STR during the second quarter of 2005.

General and administrative (G&A) expenses increased 21% to $2.0 million for the second quarter of 2006, from $1.7 million for the second quarter of 2005, and increased 3% to $3.5 million for the first six months of 2006, from $3.4 million for the same period in 2005. The increase in G&A costs for the quarter and six months ended June 30, 2006 is due primarily to the recording of stock option expense resulting from the adoption of Statement of Financial Accounting Standard 123R, offset by decreases in personnel and consulting costs and the reversal in the second quarter of 2006 of an accrual for liquidated damages that arose from an equity financing in 2003.

Cash and cash equivalents as of June 30, 2006 were $53.6 million, compared with $3.5 million at December 31, 2005. On April 26, 2006, we completed an equity financing, in which we raised approximately $62.0 million in net cash proceeds through the private sale to institutional and other sophisticated investors of an aggregate of 92.9 million shares of common stock. The purchasers in the equity financing also received five-year warrants to purchase an aggregate of 27.9 million shares of common stock at an exercise price of $0.77 per share. In connection with the equity financing, we issued $3.5 million face amount of convertible promissory notes to investors on February 1, 2006 (the bridge financing). The notes provided for an interest rate of 8% per annum. We used the funds received in the bridge financing for working capital pending receipt of required shareholder approvals and other conditions to completion of the equity financing. The outstanding principal amount of the notes, together with $63,000 of accrued interest, automatically converted, at a conversion price of $0.70 per share, into 5.0 million shares of common stock at the closing of the equity financing.

As discussed below, we have undertaken two new Phase I/II studies of picoplatin and initiated the relocation of our corporate headquarters to San Francisco, including execution of a five-year lease for executive office space and laboratory facilities. These, as well as increases in personnel and other plans for future growth, are expected to result in significant increases in our operating costs, including research and development and administrative expenses. We will require substantial additional funding to support our picoplatin and other proposed clinical development programs and to fund our operations. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtain the scope of our picoplatin and other product development activities.

Major Research and Development Projects

Our major research and development project is picoplatin (NX 473), a new-generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors. We initiated a Phase II clinical study of picoplatin in small cell lung cancer in June 2005 and enrolled the first patient in July 2005. In April 2006, we expanded our picoplatin Phase II clinical trial in small cell lung cancer to selected Eastern European countries by enrolling our first patients there. In May 2006, we treated our first patients in separate Phase I/II studies evaluating picoplatin in the front-line treatment of patients with advanced colorectal cancer and hormone refractory prostate cancer. As of June 30, 2006, we have incurred costs of approximately $8.9 million in connection with the entire picoplatin clinical program. Total estimated costs of our picoplatin Phase II trial in small cell lung cancer are in the range of $8 million to $10 million through 2007, including the cost of drug supply. Total estimated costs of our picoplatin Phase I/II trial in colorectal cancer and our Phase I/II trial in hormone refractory prostate cancer are in the range of $4 million to $6 million and $8 million to $11 million, respectively, through 2007, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

If we fail to obtain marketing approval for picoplatin, are unable to secure adequate clinical and commercial supplies of picoplatin drug product, or do not complete development and obtain US and foreign regulatory approvals on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

•       we would not earn any sales revenue from picoplatin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•       our reputation among investors might be harmed, which could make it more difficult for us to obtain equity capital on attractive terms, or at all.

Because of the many risks and uncertainties relating to completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the period in which material cash inflows from our picoplatin program will commence, if ever.

Summary of Research and Development Costs.   Our development overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects. Our total development costs include the costs of various other research efforts directed toward the identification and evaluation of future product candidates. These other research projects are pre-clinical and not considered major projects. Our total research and development costs are summarized below:

Summary of Research and Development Costs

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Picoplatin	$2,398	$873	$4,201	$1,360
Overhead and other research costs	845	1,503	1,565	4,361
Total research and development costs	$3,243	$2,376	$5,766	$5,721

Liquidity and capital resources

We have historically experienced recurring operating losses and negative cash flows from operations. As of June 30, 2006, we had an accumulated deficit of $268.3 million with a shareholders’ equity of $56.8 million.

We finance our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash and cash equivalents totaled $53.6 million at June 30, 2006 compared to $3.5 million at December 31, 2005. We primarily fund current operations with our existing cash and investments. Cash used for operating activities for the six months ended June 30, 2006 totaled $8.9 million. Revenues and other income sources for the second quarter of 2006 were not sufficient to cover operating expenses during the quarter.

We received approximately $62.0 million in net cash proceeds from the sale of common stock and warrants in April 2006. With the proceeds of the equity financing, we believe that our current cash and cash equivalent balances will provide adequate resources to fund operations at least until the end of 2007.

On January 30, 2006, we entered into a letter agreement with Texas State Bank, pursuant to which we agreed to change the maturity date of our promissory note with the Bank to June 5, 2006. The Texas State Bank loan, which was secured by our radiopharmaceutical plant and other STR assets located in Denton, Texas, had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). We paid off the outstanding balance of the loan, $2.7 million, on May 23, 2006.

On August 4, 2005, we entered into a Research Funding and Option Agreement with The Scripps Research Institute (TSRI). Under the agreement, we committed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of $137,500 on August 8, 2005, which we charged to R&D expense. We paid TSRI $487,500 on April 28, 3006 and $287,500 on July 28, 2006, which we also charged to R&D expense. We are obligated to pay TSRI $237,500 on October 1, 2006. The agreement provides for additional aggregate funding payments of $1.4 million in 2007.

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

On April 26, 2006, we completed a $65 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the financing, we issued to a small group of institutional and other accredited investors an aggregate of 92.9 million shares of common stock at a cash purchase price of $0.70 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 27.9 million shares of common stock at an exercise price of $0.77 per share. Concurrent with the closing of the financing, we issued an aggregate of 9.5 million shares of common stock to the holders of our Series B preferred stock upon conversion of our outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 835,714 common shares.

As a result of the completion of the financing and the conversion of the Series B shares, our outstanding common stock increased from approximately 34.3 million shares to approximately 136.8 million shares. Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 46.5 million common shares, or approximately 31.5% of our common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 27.9 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. We have agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use our best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to our board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to our board of directors on April 26, 2006. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities.

During July 2006, we initiated the relocation of our corporate headquarters to San Francisco. We intend to maintain clinical and development and support activities and facilities in Seattle. The addition of the San Francisco facility will result in a substantial increase in rent and operating costs. On July 10, 2006, we entered into an agreement with ARE-San Francisco No. 17 LLC to lease approximately 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under the lease is approximately $540,000 and is subject to annual adjustments based on disbursements for tenant improvements and increases in real estate values in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on the Company’s share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease will average $21,000 during the construction of tenant improvements. Base rent and operating expenses payable during 2006 are estimated at $128,000. Occupancy of the newly leased premises is expected to commence in September 2006. Annual operating expenses under the lease may increase substantially as we move forward with our plans to establish laboratory facilities in the leased space. We may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

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

•       the timing and amounts of proceeds from any sale, if consummated, of the Denton facility and assets;

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

We had net operating loss carryforwards of approximately $138.4 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which will limit our ability to utilize these net operating loss carryforwards. Given such a limitation, we may incur higher tax expense if we become profitable in the future, which also would affect our capital requirements.

At June 30, 2006, we had the following long-term commitments (in thousands):

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease commitments:
Seattle office	$615	$1,140	$48	$—	$1,803
San Francisco premises(1)	373	1,084	1,084	—	2,541
	988	2,224	1,132	—	4,344
Purchase commitments—Scripps	1,288	587	—	—	1,875
Total commitments	$2,276	$2,811	$1,132	$—	$6,219

       (1) Leased signed in July 2006. See discussion above for details.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2006, the Company owned no government debt instruments and no corporate debt securities.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2006, these disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time controls may become inadequate because of changes in conditions, of the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have not been profitable since our formation in 1984. As of June 30, 2006, we had an accumulated deficit of $268.3 million. Our net loss for the quarter ended June 30, 2006 was $6.5 million. We had net losses of $21.0 million for the year ended December 31, 2005 and $19.4 million for the year ended December 31, 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. In May 2005, we announced the discontinuation of our skeletal targeted radiotherapy (STR) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based cancer therapy. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand research, clinical development, manufacturing and commercialization efforts.

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

•        the timing and proceeds from the sale, if consummated, of the Denton facility and assets;

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

We had net operating loss carryforwards of approximately $138.4 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which will limit our ability to utilize these net operating loss carryforwards. Given such a limitation, we may incur higher tax expense if we become profitable in the future, which also would affect our capital requirements.

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

In June 2005, we initiated a Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer in clinical sites in North America and enrolled our first patient in July 2005. In April 2006, we announced the expansion of this Phase II trial into Eastern Europe with the treatment of the first patients there. Our on-going Phase II study is a randomized trial comparing picoplatin to topotecan in patients with small cell lung cancer who are refractory or resistant to previous platinum-based therapy. Topotecan is an anti-tumor drug currently approved by the FDA as a treatment for small cell lung cancer sensitive disease after failure of first line chemotherapy. The endpoints of the picoplatin trial include survival, response rate (tumor shrinkage), duration of response and time to progression. We amended our Phase II clinical trial protocol in January 2006 from a two-arm study of picoplatin versus topotecan to a single arm study of picoplatin. We discontinued the topotecan arm of the study because patients and investigators often were unwilling to accept the topotecan arm of the two-arm study. The rationale for the amendment was that the dose and schedule of topotecan approved for use in patients with platinum-sensitive small cell lung cancer have minimal, if any, efficacy in patients with resistant or refractory small cell lung cancer and unacceptable toxicity, thus presenting a situation in which an ineffective but toxic treatment regimen was to be used as one arm of the randomized Phase II trial. In April 2006, we amended the Phased II clinical trial protocol to include platinum sensitive patients (patients who have relapsed within 90 to 180 days of completing first line chemotherapy with a platinum-containing agent).

In May 2006, we treated our first patient in a Phase I/II study evaluating picoplatin in the front-line treatment of patients with newly diagnosed metastatic colorectal cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with fluorouracil and leucovorin to treat patients newly diagnosed with metastatic disease. We anticipate completing enrollment of the approximately 30-patient Phase I component of the study later this year.

Also in May 2006, we enrolled our first patient in a Phase I/II trial of picoplatin in patients with newly diagnosed metastatic hormone refractory prostate cancer.  This study is designed to determine the safety and efficacy of picoplatin when combined with docetaxel. Docetaxel (Taxotere®) is the current standard of care in the treatment of metastatic hormone refractory prostate cancer. We anticipate completing enrollment of the approximately 12-patient Phase I component of the study later this year.

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

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, we will provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of $137,500, on August 8, 2005, which we charged to R&D expense. We paid TSRI $487,500 on April 28, 2006 and $287,500 on July 28, 2006, which we also charged to R&D expense. We are obligated to pay TSRI $237,500 on October 1, 2006. The agreement provides for additional aggregate funding payments of $1.4 million in 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any of the compounds arising from the collaboration.

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

Under our license agreement with AnorMED, AnorMED retains the right to prosecute patent applications and maintain all licensed patents, with Poniard reimbursing such expenses. Under the AnorMED agreement, we have the right to sue any third party infringers of the picoplatin patents in the licensed territory (worldwide except Japan). If we do not file suit, AnorMED, in its sole discretion, has the right to sue the infringer at its expense.

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

Our past use of radioactive and other hazardous materials exposes us to the risk of material environmental liabilities, and we may incur significant additional costs to comply with environmental laws in the future.

Our past research and development and manufacturing processes, as well as the manufacturing processes that may have been used by our collaborators, involved the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials complied with the standards prescribed by such laws and regulations, we may  be required to incur significant costs to comply with environmental and health and safety regulations in the future. Because we have discontinued operations in facilities that have had past research and manufacturing processes where hazardous or radioactive materials have been in use, we may have significant decommissioning costs associated with the termination of operation of these facilities. These potential decommissioning costs also may reduce the market value of the facilities and may limit our ability to sell or otherwise dispose of these facilities in a timely and cost-effective manner. We have terminated our STR manufacturing operations in Denton, Texas and are actively marketing the facility for sale. In 2005, we recorded costs associated with the closure of the Denton facility of $0.9 million. We estimate costs in 2006 related to these activities at $0.2 million. These costs could increase substantially, depending on actions of regulators or if we discover previously unknown contamination in or around the facility. In addition, the risk of accidental contamination or injury from hazardous or radioactive materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

Susan D. Berland resigned as our chief financial officer effective July 21, 2006. Although Ms. Berland was an executive officer of the company, we did not experience any material disruptions or delays as a consequence of her resignation. Caroline M. Loewy was appointed executive vice president, strategic planning on June 23, 2006 and assumed the role of chief financial officer of the company upon Ms. Berland’s departure. Michael K. Jackson, formerly corporate controller, was appointed principal accounting officer of the company effective July 21, 2006.

As of June 30, 2006, we had a total work force of 21 full-time employees and 3 part-time employees. During July and August 2006, we will be moving our corporate headquarters to newly leased facilities in San Francisco. Occupancy of the new executive office space is expected to commence in September 2006. We will maintain our current clinical development and support activities in Seattle and do not have plans to relocate any of our 20 employees currently in Seattle. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Our common stock listing was transferred from The Nasdaq Global Market (formerly the Nasdaq National Market) to The Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on March 20, 2003. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with The Nasdaq Global Market minimum $1.00 bid price requirement for continued listing. By transferring to The Nasdaq Capital Market, we were afforded an extended grace period in which to satisfy The Nasdaq Capital Market $1.00 minimum bid price requirement. On May 6, 2003, we received notice from Nasdaq confirming that we were in compliance with the $1.00 minimum bid price requirement. We will not be eligible to relist our common stock on The Nasdaq Global Market unless and until our common stock maintains a minimum bid price of $5.00 per share for 90 consecutive trading days and we otherwise comply with the initial listing requirements for The Nasdaq Global Market. Trading on the Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq Global Market.

On August 7, 2006, we received a notice from Nasdaq indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the Minimum Bid Price Rule) because the closing bid price of our common stock has been below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rules, we have 180 calendar days, or until, February 5, 2007, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance with the Minimum Bid Price Rule by February 5, 2007, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the Minimum Bid Price Rule. If we meet the initial listing criteria, we will be entitled to an additional 180 calendar day cure period. If we are not eligible for an additional cure period, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel.

Our board of directors has approved seeking shareholder approval of a 1-for-6 reverse stock spilt of our common stock at a special meeting of shareholders scheduled to be held on September 22, 2006. We believe the reverse stock split may help facilitate our efforts to regain compliance with the Minimum Bid Price Rule, although we cannot provide you any assurance that this will be the case or that any such price increase can be sustained. Detailed information about the reverse stock split will be contained in the definitive proxy statement mailed to shareholders prior to the special meeting and filed with the SEC.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2005, the high and low closing sale prices of our common stock were $2.34 and $0.47. In 2004, the high and low closing sale prices were $5.78 and $1.43. The high and low closing sale prices during the period from January 3, 2006 through August 7, 2006 were $1.57 and $0.56. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of the company or limiting future investment in the company by significant shareholders and their affiliates and associates.

The provisions of our articles of incorporation and Washington law discussed above may have the effect of delaying, deterring or preventing a change of control of the company, even if this change would be beneficial to our shareholders. These provisions also may discourage bids for our common stock at a premium over market price and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. In addition, these provisions could make it more difficult to replace or remove our current directors and management in the event our shareholders believe this would be in the best interests of the corporation and our shareholders.

As a result of the closing of the equity financing, the number of shares of our common stock outstanding increased substantially and certain investors beneficially own significant blocks of our common stock; such common shares are generally available for resale in the public market.

On April 26, 2006, we completed a $65 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the financing,  we issued to a small group of institutional and other accredited investors an aggregate of 92.9 million shares of common stock at a cash purchase price of $0.70 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 27.9 million shares of common stock at an exercise price of $0.77 per share. Concurrent with the closing of the financing, we issued an aggregate of 9.5 million shares of common stock to the holders of our Series B preferred stock upon conversion of our outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 835,714 common shares. The issuance of such shares and warrants resulted in substantial dilution to shareholders who held our common stock prior to the financing.

As a result of the completion of the financing and the conversion of the Series B shares, our outstanding common stock increased from approximately 34.3 million shares to approximately 136.8 million shares.  Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 46.5 million common shares, or approximately 31.5% of our common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 27.9 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. We have agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use our best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to our board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to our board of directors on April 26, 2006. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities.

Pursuant to the securities purchase agreement, we maintain an effective registration statement with the SEC covering the resale of the 92.9 million shares of common stock issued in the equity financing and the 27.9 million shares of common stock issuable upon exercise of the warrants.  Accordingly, these shares are generally available for immediate resale in the public market. In addition, the approximately 9.5 million shares of common stock issued upon conversion of the Series B preferred stock currently are available for immediate resale pursuant to a registration statement or an exemption from registration under Rule 144(k) of the Securities Act. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 4.                        Submission of Matters to a Vote of Security Holders

A.    The Company held a special meeting of shareholders on April 25, 2006 to vote on two proposals.

The proposal to approve the securities financing described in the Securities Purchase Agreement dated as of February 1, 2006 and the issuances of shares of common stock and warrants contemplated thereby was approved by the votes set forth below:

Holders of Common Stock Voting as a Separate Voting Group:

For	19,639,824
Against	732,161
Abstain	237,230

The proposal to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 200,000,000 shares was approved by the vote set forth below:

Holders of Common Stock and Series B Stock Voting Together as a Single Voting Group:

For	22,391,776
Against	899,906
Abstain	288,918

Holders of Common Stock Voting as a Separate Voting Group:

For	19,420,391
Against	899,906
Abstain	288,918

B.     The Company’s annual meeting of shareholders was held on June 16, 2006. The following nominees were elected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Abstain
Gerald Mc Mahon	32,987,275	1,293,081
Frederick B. Craves	32,795,031	1,485,325
E. Rolland Dickson	33,186,481	1,093,875
Carl S. Goldfischer	33,066,602	1,213,754
Robert M. Littauer	32,574,122	1,706,234
Nicholas J. Simon III	32,963,558	1,316,798
Alan A. Steigrod	33,282,645	987,711
David R. Stevens	33,471,839	808,517

The proposal to approve an amendment and restatement of the Company’s 2004 Incentive Compensation Plan (i) to increase the number of shares of common stock issuable under the plan from 5,000,000 shares to 10,000,000, (ii) to add performance criteria for option grants, and (iii) to extend the term of the plan by two years was approved by the votes set forth below:

Holders of Common Stock and Series B Stock Voting Together as a Single Voting Group:

For	14,203,057
Against	2,425,265
Abstain	270,904

Holders of Common Stock Voting as a Separate Voting Group:

For	14,203,057
Against	2,425,265
Abstain	270,904

Item 5.                        Other Information.

During July and August 2006, the Company will be relocating its corporate headquarters from Seattle to San Francisco. The new address of the corporate headquarters is 7000 Shoreline Road, Suite 270, South San Francisco, CA  94080. Occupancy of the new executive office space is expected to commence in September 2006. The Company will maintain clinical development and support activities at 300 Elliott Avenue West, Suite 500, Seattle, WA 98101 (206) 281-7001. Updated telephone numbers and other contact information will be available on the Company’s website, www.poniard.com.

Item 6.                        Exhibits

(a)   Exhibits—See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICAL, INC.
(Registrant)
Date: August 14, 2006	By:	/s/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended June 16, 2006	(G)
3.2	Restated Bylaws, as amended March 28, 2006	(V)
10.1	Restated 1994 Stock Option Plan(‡)	(F)
10.2	Lease Agreement for 410 West Harrison facility, dated March 1, 1996, between NeoRx Corporation and Diamond Parking, Inc	(H)
10.3	Amendment No. 1, dated August 14, 2000, to Lease Agreement between NeoRx Corporation and Dina Corporation	(J)
10.4	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	(E)
10.5	1991 Restricted Stock Plan(‡)	(D)
10.6	Indemnification Agreement(‡)	(H)
10.7	Stock Option Grant Program for Nonemployee Directors under the NeoRx 2004 Incentive Compensation Plan, as amended(‡)	(B)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	(M)
10.12	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.13	Lease Termination/Continuation Agreement dated October 8, 2002, between NeoRx Corporation and Dina Corporation	(N)
10.14	Amended and Restated 2004 Incentive Compensation Plan as amended and restated June 16, 2006(‡)	(G)
10.15

Manufacturing and Supply Agreement dated as of May 4, 2004, between Hyaluron, Inc. and the Company. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(T)
10.16	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C)
10.17	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(L)
10.18	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C)
10.19	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P)
10.20	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P)
10.21	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon(‡)	(L)

10.22	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)	(R)
10.23	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)	(R)
10.24	Key Executive Severance Agreement dated as of July 24, 2006, between the Company and Alan B. Glassberg(‡)	(X)
10.25	Change of Control Agreement dated as of July 24, 2006, between the Company and Alan B. Glassberg(‡)	(X)
10.26	Key Employee Severance Agreement dated as of July 11, 2006, between the Company and Michael K. Jackson(‡)	(X)
10.27	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan(‡)	(O)
10.28	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan(‡)	(O)
10.29	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)	(S)
10.30	Change of Control Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)	(S)
10.31	Executive Severance Agreement dated as of June 23, 2006, between the Company and Cheni Kwok(‡)	(S)
10.32	Change of Control Agreement dated as of July 1, 2006, between the Company and Cheni Kwok(‡)	(S)
10.33

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(U)
10.34	Form of Directors’ Indemnification Agreements(‡)	(K)
10.35	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W)
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	(X)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(X)
32.1	Section 1350 Certification of President and Chief Executive Officer	(X)
32.2	Section 1350 Certification of Chief Financial Officer	(X)

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

   (G) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference.

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

    (K) Filed as an exhibit to the Company’s Current Reports on Form 8-K filed on April 28, 2006 and June 27, 2006, and incorporated herein by reference.

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

       (S) Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 23, 2006, and incorporated herein by reference.

     (T) Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

   (U) Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

    (V) Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference.

(W) Filed as an exhibit to the Company’s Current Report Form 8-K filed on July 13, 2006 and incorporated herein by reference.

    (X) Filed herewith.