Form 10-Q
period 2006-09-30
PONIARD PHARMACEUTICALS, INC.
filed 2006-11-14
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Washington
(State or other jurisdiction of	91-1261311
incorporation or organization)	(IRS Employer Identification No.)

7000 Shoreline Court, Suite 270, South San Francisco, CA 94080

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

Yes ☐       No ☒

As of November 7, 2006, 22,808,233 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$49,480	$3,523
Cash—restricted	136	1,000
Prepaid expenses and other current assets	542	455
Assets held for sale	—	83
Total current assets	50,158	5,061
Facilities and equipment, net	358	273
Other assets	45	45
Assets held for sale	3,027	3,027
Licensed products, net of accumulated amortization of $460 and $292	11,540	1,708
Total assets	$65,128	$10,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$856	$995
Accrued liabilities	2,121	2,078
Licensed products payable	10,000	—
Bank loan payable	—	3,868
Total current liabilities	12,977	6,941
Shareholders’ equity:
Preferred stock, $.02 par value, 3,000,000 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at September 30, 2006 and December 31, 2005 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Convertible preferred stock, Series B, 0 and 1,575 shares issued and outstanding at September 30, 2006 and December 31, 2005 (entitled in liquidation to $15,750 at December 31, 2005)	—	—
Common stock, $.02 par value, 200,000,000 shares authorized, 22,808,233 and 5,720,382 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	456	114
Additional paid-in capital	325,039	258,855
Accumulated deficit, including other comprehensive income of $0 at September 30, 2006 and December 31, 2005	(273,348)	(255,800)
Total shareholders’ equity	52,151	3,173
Total liabilities and shareholders’ equity	$65,128	$10,114

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$—	$2	$—	$4
Operating expenses:
Research and development	3,369	1,978	9,135	7,699
General and administrative	2,186	1,160	5,703	4,582
Asset impairment loss	—	—	—	3,346
Restructuring	—	140	—	1,644
Gain on sale of equipment	—	(184)	(73)	(184)
Total operating expenses	5,555	3,094	14,765	17,087
Loss from operations	(5,555)	(3,092)	(14,765)	(17,083)
Other income (expense):
Interest income	672	81	1,222	272
Interest expense	(3)	(67)	(3,630)	(196)
Total other income (expense)	669	14	(2,408)	76
Net loss	(4,886)	(3,078)	(17,173)	(17,007)
Preferred stock dividends	(125)	(125)	(375)	(375)
Net loss applicable to common shares	$(5,011)	$(3,203)	$(17,548)	$(17,382)
Loss per share applicable to common shares:
Basic and diluted	$(0.22)	$(0.56)	$(1.13)	$(3.12)
Shares used in calculation of loss per share:
Basic and diluted	22,805	5,713	15,546	5,574

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,173)	$(17,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	390
Amortization of discount on note payable	3,460	—
(Gain)Loss on disposal of equipment	(27)	(167)
Asset impairment loss	—	3,346
Restructuring	—	905
Stock options and warrants issued for services	10	(21)
Stock-based employee compensation	1,028	5
Change in operating assets and liabilities:
Prepaid expenses and other assets	(87)	100
Accounts payable	(139)	(838)
Accrued liabilities	(18)	178
Net cash used in operating activities	(12,697)	(13,109)
Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	—	1,500
Facilities and equipment purchases	(166)	(79)
Proceeds from sales of equipment	110	207
Net cash (used) provided by investing activities	(56)	1,628
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	58,485	3,813
Repayment of bank note payable principal	(3,868)	(172)
Proceeds from bridge notes payable	3,460	—
Decrease in restricted cash	864	—
Proceeds from stock options and warrants exercised	19	44
Preferred stock dividends	(250)	(250)
Net cash provided by financing activities	58,710	3,435
Net increase (decrease) in cash and cash equivalents	45,957	(8,046)
Cash and cash equivalents:
Beginning of period	3,523	16,254
End of period	$49,480	$8,208
Supplemental disclosure of non-cash investing and financing activity:
Accrual of preferred dividend	$375	$375
Conversion of bridge loan into common stock	$3,523	$—
Transfer of assets out of Facilities and Equipment to Assets Held For Sale	$—	$3,255
Increase in Licensed Products with increase in current obligations payable	$10,000	$—
Other supplemental disclosures:
Cash paid for interest	$112	$195

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. (formerly NeoRx Corporation) and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, all common stock related amounts have been adjusted to reflect the one-for-six reverse stock split effective on September 22, 2006.

The Company has historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2006, the Company had net working capital of $37,180,000 and had an accumulated deficit of $273,348,000 with total shareholders’ equity of $52,151,000. On April 26, 2006, the Company received approximately $65,000,000 in gross proceeds from the issuance of shares of the Company’s common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock. Management believes that the Company’s current cash and cash equivalent balances, which include funds from the equity financing, will provide adequate resources to fund operations at least until the end of 2007. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005.

The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the expected operating results for the full year.

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

Note 2.   Stock-Based Employee Compensation

At September 30, 2006, the Company’s 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. The Company’s 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company’s 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan. The 2004 Plan, as

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

amended and restated on September 13, 2006, authorizes the Company’s board or a committee appointed by the board to grant options to purchase a maximum aggregate of 4,166,666 shares of common stock, of which 2,500,000 shares are subject to shareholder approval at the 2007 annual meeting of shareholders. The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except in the event of earlier termination of employment or service. Option grants for employees with less than one year of service generally become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/48th per month over the following three years. Option grants for employees with more than one year of service or for employees receiving promotions become exercisable at a rate of 1/48th per month over the following four years. As of September 30, 2006, there were 2,028,374 shares of common stock available for issuance as new awards under the 2004 Plan, of which 2,500,000 shares are subject to shareholder approval at the 2007 annual meeting of shareholders. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

On September 13, 2006, the Company issued stock option grants to employees and consultants that were subject to shareholder approval of an increase in the number of shares authorized for issuance under the 2004 Plan at the Company’s 2007 annual meeting of shareholders. If the shareholders do not approve an increase in the number of shares authorized under the 2004 Plan, these grants will immediately be cancelled after the 2007 annual meeting of shareholders. No portion of any options granted subject to shareholder approval is exercisable until the date on which the shareholders approve an increase in the number of shares authorized for issuance under the 2004 Plan. If shareholder approval is obtained, these grants would be exercisable to the extent vested. The Company has not recognized compensation expense for these grants, because a grant date as defined in SFAS 123R has not occurred. This is because they are contingent upon shareholder approval, which cannot be assured.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to this, the Company accounted for its stock option plans for employees in accordance with the provisions of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense related to employee stock options was recorded if, on the date of grant, the fair market value of the underlying stock exceeded the exercise price. The Company applied the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations, which allowed entities to continue to apply the provisions of APBO No. 25 for transactions with employees and to provide pro forma results of operations disclosures for employee stock option grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions. Stock compensation costs related to fixed employee awards with pro rata vesting were disclosed on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognized stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 and EITF 96-18 over the related period of benefit.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes-Merton (Black-Scholes) model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective application” transition method, as

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock options remaining vesting period. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss from operations and net loss for the nine months ended September 30, 2006 is $1,028,000 higher than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO No. 25, and related Interpretations, as permitted by SFAS 123. Basic and diluted net loss per share for the nine months ended September 30, 2006 would have been $1.06 if the Company had not adopted SFAS 123R.

Had compensation cost for these stock options for employees been determined prior to January 1, 2006 using the fair value based method of accounting under SFAS No. 123, the Company’s net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common shares:
As reported	$(3,203)	$(17,382)
Add: Stock-based employee compensation expense included in reported net loss	—	6
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(286)	(906)
Pro forma	$(3,489)	$(18,282)
Loss per common share, basic and diluted:
As reported	$(0.56)	$(3.12)
Pro forma	$(0.61)	$(3.28)

Disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123R’s fair value method during these periods.

The Company modified certain stock options, which had been granted to a member of the Company’s board of directors, so as to be fully vested as of August 14, 2006, the date that the member left the board. No other modifications were made to these grants. All other stock option grants held by the former director, which were fully vested as of August 14, 2006, were not modified. The effect of this modification was a decrease in total stock compensation expense of $101,000 for the three months ended September 30, 2006.

For the three and nine months ended September 30, 2006, the Company recognized stock compensation expense of $440,000 and $1,028,000, respectively. These amounts reflect the modification of stock options described above. The remaining unrecognized compensation cost related to unvested awards

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

at September 30, 2006, was approximately $5,694,000 and the weighted-average period of time over which this cost will be recognized is 2.4 years.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods for the grants, which is generally the vesting period. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2006 and 2005, respectively, was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term (years)	6.02 - 6.08	3.00	6.02 - 9.5	3.35
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.00% - 5.08%	4.18%	4.95% - 5.25%	3.87%
Expected volatility	105.0%	120.2%	105.0%	122.9%
Weighted-average fair value	$3.94 - $4.19	$2.69	$3.94 - $7.02	$4.64

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	721	$16.15
Granted	957	6.55
Exercised	(6)	3.17
Forefeited or expired	(83)	9.13
Outstanding at September 30, 2006	1,589	$10.78	8.4	$35
Exercisable at September 30, 2006	572	$17.77	6.5	$35

Cash proceeds and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2006 and 2005 are provided in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Proceeds from stock options exercised	$9	$44	$19	$44
Intrinsic value of stock options exercised	$2	$49	$11	$50

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common stock options	1,589,461	723,513	1,589,461	723,513
Common stock warrants	5,772,458	537,566	5,772,458	537,566

In addition, 38,890 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2006 and 2005, respectively, because the effect of including such shares would not be dilutive.

Note 4.   Comprehensive Loss

The Company’s comprehensive loss for the quarters ended September 30, 2006 and 2005 was $4,886,000 and $3,078,000, respectively, and consisted only of net loss. The comprehensive loss for the nine months ended September 30, 2006 and 2005 was $17,173,000 and $17,006,000, respectively. The comprehensive loss for the nine months ended September 30, 2006 and 2005 consisted of net loss of $17,173,000 and $17,007,000, respectively, and a net unrealized gain on investment securities of $0 and $1,000, respectively.

Note 5.   AnorMED License Amendment

On September 18, 2006, the Company entered into amendment no. 1 (the amendment) to amend the license agreement dated April 2, 2004 between the Company and AnorMED, Inc. (the original agreement). Under the original agreement, the Company holds an exclusive worldwide license (except Japan) for the development and commercialization of picoplatin, the Company’s lead product candidate. The original agreement provided for development and commercialization milestone payments to AnorMED of up to $13,000,000, payable in cash or a combination of cash and Company common stock. The original agreement also provided that AnorMED would receive royalty payments of up to 15% on net product sales after regulatory approval.

Under the terms of the amendment, the Company received exclusive rights to picoplatin in Japan, thereby giving the Company worldwide license rights to picoplatin. In consideration of the amendment, Poniard paid AnorMED $5,000,000 in cash on October 12, 2006 and will pay AnorMED an additional $5,000,000 in cash by March 31, 2007. The amendment eliminates $8,000,000 in development milestone payments to AnorMED. AnorMED remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduces the royalty payable to AnorMED to a range of 5% to 9% of net product

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

sales. In addition, the amendment reduces the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment and eliminates the sharing of sublicense revenues with AnorMED after the first year of the amendment. The Company accounted for this transaction by recording a $10,000,000 increase in Licensed Products and the recognition of a current liability for $10,000,000. The Company concluded that no change in the expected life of the intangible asset occurred and will, therefore, amortize the increase in Licensed Products over the same period as the Licensed Products amount that corresponds to the original agreement. The Company recognized $44,000 of additional amortization expense during the three months ended September 30, 2006 as a result of this increase in Licensed Products.

Note 6.   Bridge Financing

On February 1, 2006, the Company received loan proceeds of $3,460,000 from private investors (the bridge financing). Pursuant to the bridge financing, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase an aggregate of 411,906 shares of common stock at an exercise price of $4.62 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants’ fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital through April 26, 2006, the date of the closing of the Company’s equity financing (see Note 8). The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the equity financing, the principal amount of the notes, together with approximately $63,000 of accrued interest thereon, automatically converted, at a conversion rate of $4.20 per share, into an aggregate of 838,976 shares of common stock.

Note 7.   Reverse Stock Split

On September 22, 2006, the Company’s shareholders approved a one-for-six reverse split of the Company’s outstanding common stock. The reverse stock split became effective at 5:00 PM (Pacific time) on September 22, 2006. As a result of the reverse split, every six shares of Company common stock outstanding at the effective time automatically were combined into one outstanding share of Company common stock. The reverse stock split did not change the number of authorized shares of Company common stock designated in the Company’s Articles of Incorporation, nor did it change the par value of the Company’s common stock. In lieu of fractional shares, shareholders are entitled to receive an amount in cash equal to the value of their fractional shares based on $0.57, the closing price per share of the Company’s common stock on September 22, 2006.

Note 8.   Liquidity

The Company received approximately $61,945,000 in net cash proceeds from the sale of common stock and warrants, including the bridge financing, in April 2006 (the equity financing). The Company will need to raise additional capital or enter into strategic partnerships for the clinical development of its picoplatin platinum compound and other proposed product candidates.

On January 30, 2006, the Company entered into a letter agreement with Texas State Bank, pursuant to which the Company agreed to change the maturity date of its promissory note with the Bank to June 5,

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2006. The Texas State Bank loan, which was secured by the Company’s radiopharmaceutical plant and other STR assets located in Denton, Texas, had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). The Company paid off the outstanding balance of the loan, $2,714,000, on May 23, 2006.

During the second quarter of 2005, the Company terminated its STR manufacturing operations in Denton, Texas and began actively marketing the facility for sale. In 2005, the Company recorded costs associated with the closure and maintenance of the Denton facility of approximately $900,000. The Company estimates costs in 2006 related to these activities to be approximately $285,000.

On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, the Company committed to provide TSRI an aggregate of $2,500,000 over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget. On August 8, 2005, the Company made an initial funding payment to TSRI of $137,500. The Company paid TSRI $487,500 on April 28, 2006, $287,500 on July 28, 2006 and $237,500 on October 13, 2006. The Company has charged all such payments to research and development expense. The agreement provides for additional aggregate funding payments of $1,350,000 in 2007.

On April 26, 2006, the Company completed a $65,000,000 equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the financing, the Company issued to a group of institutional and other accredited investors an aggregate of 15,491,000 shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4,643,000 shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the financing, the Company issued an aggregate of 1,591,000 shares of common stock to the holders of its Series B preferred stock upon conversion of the outstanding Series B preferred shares (the Series B shares).

As a result of the completion of the financing and the conversion of the Series B shares, the Company’s outstanding common stock increased from approximately 5,722,000 shares to approximately 22,805,000 shares. Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 7,744,000 common shares, or approximately 31.5% of the common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 4,646,000 common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of the Company’s directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. The Company has agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use its best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to the Company’s board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to the Company’s board of directors on April 26, 2006. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In September 2006, the Company completed the relocation of its corporate headquarters to South San Francisco. The Company intends to maintain clinical and development and support activities and facilities in Seattle. The addition of the South San Francisco facility will result in a substantial increase in rent and operating costs of the Company. On July 10, 2006, the Company entered into an agreement with ARE-San Francisco No. 17 LLC to lease 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under the lease is approximately $542,000 and is subject to annual adjustments based on disbursements for tenant improvements and increases in the Consumer Price Index in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on the Company’s share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease will average $21,000 during the construction of tenant improvements. Base rent and operating expenses payable by the Company during 2006 are estimated at $106,000. Annual operating expenses under the lease may increase substantially as the Company moves forward with its plans to establish laboratory facilities in the leased space. The Company may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

On October 25, 2006, the Company entered into a loan and security agreement (the loan agreement) with Silicon Valley Bank and Merrill Lynch Capital. Under the loan agreement, the Company obtained a $15,000,000 capital loan. The Company plans to use the proceeds of the loan to fund its cash payment obligations to AnorMED, Inc. under the license amendment described in Note 5 above and to support its late-stage clinical trials of picoplatin and general corporate needs. The loan is for a term of 42 months, maturing on April 1, 2010, with the first principal payment on November 1, 2006. Interest on the loan is fixed at 7.67%. An additional payment of $1,350,000 is due on the maturity date. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of the non-intellectual property assets of the Company. The loan agreement contains restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash of $7,500,000 during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of the Company’s obligations under the loan agreement.

The Company had cash and cash equivalents of $49,480,000 at September 30, 2006. Company management believes that current cash and cash equivalent balances will provide adequate resources to fund operations at least until the end of 2007. The Company’s actual capital requirements will depend upon numerous factors, including:

•       the scope and timing of the Company’s picoplatin clinical program and other research and development efforts, including the progress and costs of the Company’s on-going Phase II and planned Phase III trials of picoplatin in small cell lung cancer;

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

•       the costs, including lease and operating costs, incurred in connection with the Company’s relocation of its corporate headquarters to South San Francisco and the potential expansion of its workforce;

•       the costs of any research collaborations or strategic partnerships established;

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

•       the costs of performing the Company’s obligations under the loan with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash, product development and other covenants and restrictions under the loan agreement.

The Company had net operating loss carryforwards of approximately $138,435,000 as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which will limit the Company’s ability to utilize these net operating loss carryforwards. Given such limitation, the Company may incur higher tax expense if it becomes profitable in the future, which also would affect its capital requirements.

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

Unless otherwise indicated, all common stock related amounts have been adjusted to reflect the one-for-six reverse stock split effective September 22, 2006.

Critical Accounting Policies and Estimates

Except as indicated below, our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For a more complete description, please refer to our Annual Report on Form 10-K.

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

Results of Operations

Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005

There was no revenue for the three and nine months ended September 30, 2006, compared with revenue of $2,000 and $4,000, respectively, for the three and nine months ended September 30, 2005. Revenue for the three and nine months ended September 30, 2005 consisted of royalties from out-licensed intellectual property.

Total operating expenses for the third quarter of 2006 increased 80% to $5.6 million, from $3.1 million for the third quarter of 2005, and decreased 14% to $14.8 million for the nine months ended September 30, 2006, from $17.1 million for the same period in 2005. Total operating expenses for the quarter and nine months ended September 30, 2005 included an asset impairment charge of $3.3 million. Additionally, a restructuring charge of $1.6 million was incurred relating to termination benefits for the reduction in staff completed in September 2005 and for other costs related to the termination of our skeletal targeted radiation (STR) program.

Research and development (R&D) expenses increased 70% to $3.4 million for the third quarter of 2006, from $2.0 million for the third quarter of 2005, and increased 19% to $9.1 million for the nine months ended September 30, 2006, from $7.7 million for the same period in 2005. The increase in R&D expenses for the third quarter of 2006 resulted from higher clinical costs associated with our picoplatin trials. The increase in R&D expenses for the nine months ended September 30, 2006 resulted from higher clinical costs associated with our picoplatin trials, offset by the termination of activities related to STR during the second quarter of 2005.

General and administrative (G&A) expenses increased 88% to $2.2 million for the third quarter of 2006, from $1.2 million for the third quarter of 2005, and increased 25% to $5.7 million for the first nine months of 2006, from $4.6 million for the same period in 2005. The increase in G&A costs for the quarter and nine months ended September 30, 2006 is due primarily to the recording of stock option expense resulting from the adoption of Statement of Financial Accounting Standard 123R.

Interest expense for the nine months ended September 30, 2006 was $3.6 million, consisting of $3.6 million for the six months ended June 30, 2006 and $3,000 for the third quarter 2006. The significant decrease in interest expense for the third quarter of 2006 compared to the six months ended June 30, 2006 was due primarily to two factors: 1) interest expense from the Texas State Bank loan was included in interest expense for the first and second quarters of 2006, but not in the third quarter of 2006 (see discussion of Texas State Bank loan below) and 2) interest expense for the first and second quarters of 2006 included the amortization of debt discount of $3.5 million related to the bridge financing (see discussion of bridge financing below). The increase in interest income for the quarter and nine months ended September 30, 2006 is due primarily to the interest earned from investing the net proceeds of the equity financing that closed in April 2006.

Cash and cash equivalents as of September 30, 2006 were $49.5 million, compared with $3.5 million at December 31, 2005. On April 26, 2006, we completed an equity financing, in which we raised approximately $62.0 million in net cash proceeds through the private sale to institutional and other sophisticated investors of an aggregate of 15.5 million shares of common stock. The purchasers in the equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. In connection with the equity financing, we issued $3.5 million face amount of convertible promissory notes to investors on February 1, 2006 (the bridge financing). The notes provided for an interest rate of 8% per annum. We used the funds received in the bridge financing for working capital pending receipt of required shareholder approvals and other conditions to completion of the equity financing. The outstanding principal amount of the notes, together with $63,000 of accrued interest, automatically converted, at a conversion price of $4.20 per share, into 839,000 shares of common stock at the closing of the equity financing.

As discussed below, we currently are conducting multiple on-going studies of picoplatin and plan to initiate a Phase III pivotal study in the first half of 2007. In addition, we have relocated our corporate headquarters to South San Francisco into office space and laboratory facilities that are under a five-year lease. These, as well as increases in personnel and other plans for future growth, are expected to result in significant increases in our operating costs, including research and development and administrative expenses. We will require substantial additional funding to support our picoplatin and other proposed clinical development programs and to fund our operations. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtail the scope of our picoplatin and other product development activities.

Major Research and Development Projects

Our major research and development project is picoplatin (NX 473), a new-generation platinum-based cancer therapy designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on interim data from that ongoing study, plan to initiate a Phase III trial of picoplatin in small cell lung cancer in the first half of 2007. In May 2006, we treated our first patients in separate Phase I/II studies evaluating picoplatin in the front-line treatment of advanced colorectal cancer and hormone refractory prostate cancer. We expect to complete patient enrollment in these ongoing Phase I trials and initiate the Phase II components of these trials by the end of 2006. As of September 30, 2006, we have incurred costs of approximately $11 million in connection with the entire picoplatin clinical program. Total estimated costs of our picoplatin Phase II trial in small cell lung cancer are in the range of $9 million to $11 million through 2007, including the cost of drug supply. Total estimated costs of our picoplatin Phase I/II trial in colorectal cancer and our Phase I/II trial in hormone refractory prostate cancer are in the range of $4 million to $5 million and $6 million to $7 million, respectively, through 2007, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

Summary of Research and Development Costs

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Picoplatin	$1,987	$1,121	$6,188	$2,473
Discontinued programs	—	—	—	3,004
Overhead and other research costs	1,382	857	2,947	2,222
Total research and development costs	$3,369	$1,978	$9,135	$7,699

Liquidity and capital resources

We have historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2006, we had an accumulated deficit of $273.3 million with a shareholders’ equity of $52.2 million.

We finance our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash and cash equivalents totaled $49.5 million at September 30, 2006 compared to $3.5 million at December 31, 2005. We primarily fund current operations with our existing cash and investments. Cash used for operating activities for the nine months ended September 30, 2006 totaled $12.7 million. There were no revenues, and other income sources for the third quarter of 2006 were not sufficient to cover operating expenses during the quarter.

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

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, we committed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of $137,500 on August 8, 2005. We paid TSRI $487,500 on April 28, 3006, $287,500 on July 28, 2006 and $237,500 on October 13, 2006. All such amounts were charged to R&D expense. The agreement provides for additional aggregate funding payments of $1.4 million in 2007.

We acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. in April 2004. Under the terms of the agreement, we paid AnorMED a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The agreement initially provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and Poniard common stock, and a royalty rate of up to 15% of product net sales after regulatory approval. In September 2006, we entered into an amendment of the original license agreement, under which we received exclusive rights to picoplatin in Japan, thereby giving us worldwide license rights to picoplatin. In consideration of the amendment, we paid AnorMED $5.0 million in cash on October 12, 2006 and will pay AnorMED an additional $5.0 million in cash by March 31, 2007. The amendment eliminates $8.0 million in development milestone payments to AnorMED. AnorMED remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduces the royalty payable to AnorMED to a range of 5% to 9% of net product sales. In addition, the amendment reduces the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment and eliminates the sharing of sublicense revenues with AnorMED after the first year of the amendment. We currently plan to initiate a Phase III trial of picoplatin in small cell lung cancer in the first half of 2007, with the goal of filing a New Drug Application with the FDA in 2009. Because we cannot predict the length of time to regulatory approval, if any, or the extent of annual sales, if any, of picoplatin, we are unable to predict when or if milestone and royalty payments under the license agreement may be triggered.

On April 26, 2006, we completed a $65 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the financing, we issued to a group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the financing, we issued an aggregate of 1.6 million shares of common stock to the holders of our Series B preferred stock upon conversion of our outstanding Series B preferred shares.

As a result of the completion of the financing and the conversion of the Series B preferred shares, our outstanding common stock increased from approximately 5.7 million shares to approximately 22.8 million shares. Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 7.7 million common shares, or approximately 31.5% of our common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 4.6 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. We have agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use our best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to our board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to our board of directors on April 26, 2006. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities.

In September 2006, we completed the relocation of our corporate headquarters to South San Francisco. We intend to maintain clinical and development and support activities and facilities in Seattle.

The addition of the South San Francisco facility will result in a substantial increase in rent and operating costs. On July 10, 2006, we entered into an agreement with ARE-San Francisco No. 17 LLC to lease 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under the lease is approximately $542,000 and is subject to annual adjustments based on disbursements for tenant improvements and increases in the Consumer Price Index in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on the Company’s share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease will average $21,000 during the construction of tenant improvements. Base rent and operating expenses payable during 2006 are estimated at $106,000. Annual operating expenses under the lease may increase substantially as we move forward with our plans to establish laboratory facilities in the leased space. We may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

On October 25, 2006, we entered into a loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital, under which we obtained a $15 million capital loan. We plan to use a portion of the proceeds of the loan to fund our cash payment obligations to AnorMED under the license amendment described above and to support our late-stage clinical trials of picoplatin and general corporate needs. The loan is for a term of 42 months, maturing on April 1, 2010, with the first principal payment on November 1, 2006. Interest on the loan is fixed at 7.67%. An additional payment of $1,350,000 is due on the maturity date. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7.5 million during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of our obligations under the loan agreement.

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

Our actual capital requirements will depend upon numerous factors, including:

•       the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our on-going Phase II and planned Phase III trials of picoplatin in small cell lung cancer;

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

•       the costs, including lease and operating costs, incurred in connection with the relocation of our corporate headquarters to South San Francisco and the potential expansion of our workforce;

•       the costs of any research collaborations or strategic partnerships established;

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

•       the costs of performing our obligations under the loan agreement with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash, product development and other covenants and restrictions under the loan agreement.

We had net operating loss carryforwards of approximately $138.4 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which will limit our ability to utilize these net operating loss carryforwards. Given such limitation, we may incur higher tax expense if we become profitable in the future, which also would affect our capital requirements.

At September 30, 2006, we had the following long-term commitments (in thousands):

	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Lease commitments:
Seattle office	$572	$1,080	$45	$—	$1,697
South San Francisco premises(1)	418	1,084	949	—	2,451
	990	2,164	994	—	4,148
Purchase commitments—Scripps	1,338	250	—	—	1,588
Total commitments	$2,328	$2,414	$994	$—	$5,736

(1)          Lease executed in July 2006. See discussion above for details.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in money market funds, debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2006, the Company did not directly own either government debt instruments no corporate debt securities.

The Company’s only material outstanding debt is its loan obligation to Silicon Valley Bank and Merrill Lynch Capital. The outstanding balance of this loan was $14.6 million on November 7, 2006. The loan, which matures on April 1, 2010, bears interest at a fixed rate of 7.67%. The occurrence of an event of default under the loan, as described above, would increase the applicable rate of interest by 5% during the continuance of the event of default and could result in acceleration of our obligations under the loan agreement.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2006, these disclosure controls and procedures were effective.

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

We have not been profitable since our formation in 1984. As of September 30, 2006, we had an accumulated deficit of $273.3 million. Our net loss for the quarter ended September 30, 2006 was $4.9 million. We had net losses of $21.0 million for the year ended December 31, 2005 and $19.4 million for the year ended December 31, 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenues from product sales. In May 2005, we announced the discontinuation of our skeletal targeted radiotherapy (STR) development program as part of a strategic plan to refocus our limited resources on the development of picoplatin (NX 473), a platinum-based cancer therapy. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly if we expand research, clinical development, manufacturing and commercialization efforts.

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

The amount of additional financing we will require in the future will depend on a number of factors, including:

•       the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our on-going Phase II and planned Phase III trials of picoplatin in small cell lung cancer;

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

•       the costs, including lease and operating costs, incurred in connection with the relocation of our corporate headquarters to South San Francisco and the potential expansion of our workforce;

•       the costs of any research collaborations or strategic partnerships established;

•       the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

•       the costs of performing our obligations under the loan with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash, product development and other covenants and restrictions under the loan agreement.

We had net operating loss carryforwards of approximately $138.4 million as of December 31, 2005, which expire from 2006 through 2025. The closing of the equity financing resulted in a change of control, which will limit our ability to utilize these net operating loss carryforwards. Given such limitation, we may incur higher tax expense if we become profitable in the future, which also would affect our capital requirements.

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

We completed enrollment in our Phase II clinical trial of picoplatin for the treatment of patients with small cell lung cancer in August 2006. Our on-going Phase II study is a randomized trial comparing picoplatin to topotecan in patients with small cell lung cancer who are refractory (failed to respond or progressed) or resistant (relapsed 60 to 90 days after treatment) to previous platinum-based therapy. Topotecan is an anti-tumor drug currently approved by the FDA as a treatment for small cell lung cancer sensitive disease after failure of first line chemotherapy. The endpoints of the picoplatin trial include survival, response rate (tumor shrinkage), duration of response and time to progression. We amended our Phase II clinical trial protocol in January 2006 from a two-arm study of picoplatin versus topotecan to a single arm study of picoplatin. We discontinued the topotecan arm of the study because patients and investigators often were unwilling to accept the topotecan arm of the two-arm study. The rationale for the amendment was that the dose and schedule of topotecan approved for use in patients with platinum-sensitive small cell lung cancer have minimal, if any, efficacy in patients with resistant or refractory small cell lung cancer and unacceptable toxicity, thus presenting a situation in which an ineffective but toxic treatment regimen was to be used as one arm of the randomized Phase II trial. In April 2006 we amended the Phase II clinical trial protocol to include platinum sensitive patients (patients who have relapsed 90 to 180 days after completing first line chemotherapy with a platinum-containing agent).

Based upon interim data from our Phase II study, we plan to initiate an international muti-center randomized Phase III pivotal trial of picoplatin in small cell lung cancer in the first half of 2007. Our planned Phase III study is expected to take approximately 20 months to complete, with a 2:1 randomization comparing picoplatin plus best supportive case to best supportive care alone. The planned trial would enroll approximately 400 patients who have failed to respond to, or who have progressed within six months of completing, treatment with first-line platinum chemotherapy, such as cisplatin or carboplatin. The primary endpoint of the proposed Phase III study would be overall survival. The planned study also would measure overall response rates, progression-free survival and disease control.

In May 2006, we treated our first patient in an approximately 30-patient Phase I/II study evaluating picoplatin in the front-line treatment of patients with newly diagnosed metastatic colorectal cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with fluorouracil and leucovorin to treat patients newly diagnosed with metastatic disease. Also in May 2006, we enrolled our first patient in an approximately 12-patient Phase I/II trial of picoplatin in patients with newly diagnosed metastatic hormone refractory prostate cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with docetaxel. Docetaxel (Taxotere®) is the current standard of care in the treatment of metastatic hormone refractory prostate cancer. We anticipate completing enrollment of the Phase I components of these trials and initiating enrollment in the Phase II components of these trials by the end of 2006

The actual times for initiation and completion of our picoplatin clinical trials depend upon numerous factors, including:

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

We have a limited supply of picoplatin drug product that was manufactured by a prior licensee. This supply is not, however, sufficient for our planned clinical trials. We have entered into agreements with third parties to manufacture and supply additional picoplatin Active Pharmaceutical Ingredient (API) and drug product for our clinical trials. We also currently are in negotiation with another third party manufacturer and supplier of picoplatin drug product. There is no assurance that third parties will be able to provide sufficient supplies of picoplatin drug product on a timely or cost-effective basis. There are in general relatively few manufacturers and suppliers of picoplatin drug product. If manufacturer is unable or unwilling to manufacture and provide drug product at a cost and on other terms acceptable to us, we may suffer delays in, or be prevented from, initiating or completing our clinical trials of picoplatin.

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

Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, sale, marketing, distribution and manufacture of picoplatin and any other future product candidates and technologies in the US and Europe. At present, our only material collaborative agreement is the exclusive worldwide license, as amended, granted to us by AnorMED, Inc. for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. AnorMED retains the right, at our cost, to prosecute patent applications and maintain all patents. The parties executed the license agreement in April 2004, at which time we paid AnorMED a one-time upfront milestone payment of $1.0 million in our common stock and $1.0 million in cash. The agreement also initially provided for $13 million in development and commercialization milestones, payable in case or a combination of cash and Poniard common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The license agreement was amended on September 18, 2006, revising several key financial terms and expanding the licensed territory to include Japan, thereby granting us the worldwide rights to picoplatin. In consideration of the amendment, we paid AnorMED $5.0 million in cash on October 12, 2006 and will pay AnorMED an additional $5.0 million in cash by March 31, 2007. The amendment eliminates $8.0 million in development milestone payments to AnorMED. AnorMED remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduces the royalty payable to AnorMED to a range of 5% to 9% of net product sales. In addition, the amendment reduces the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment and eliminates the sharing of sublicense revenues with AnorMED after the first year of the amendment. We currently plan to initiate a Phase III trial of picoplatin in small cell lung cancer in the first half of 2007, with the goal of filing a New Drug Application with the FDA in 2009. However, because we cannot predict the length of time to regulatory approval, if any, or the extent of annual sales, if any, of picoplatin, we are unable to predict when or if the milestone and royalty payments under the license agreement may be triggered. The license agreement may be terminated by either party for breach if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to AnorMED. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country. If AnorMED were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our current and planned picoplatin clinical studies.

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, we will provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of $137,500, on August 8, 2005. We paid TSRI $487,500 on April 28, 2006, $287,500 on July 28, 2006 and $237,500 on October 13, 2006. We have charged all such payments to R&D expense. The agreement provides for additional aggregate funding payments of $1.4 million in 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any of the compounds arising from the collaboration.

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

The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum- refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer. Large pharmaceutical companies, including Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline PLC, Pfizer Inc., Genentech, Inc. and Sanofi-Aventis Group, are marketing or developing therapeutics in late stage clinical trials for the treatment of small cell lung cancer in the United States. Multiple biotechnology companies, including Exelixis Inc., Sunesis Pharmaceuticals, Inc., Vion Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., ImmunoGen, Inc., Ipsen Group, Menarini Group and Cabrellis Pharmaceuticals Corporation, also are engaged in clinical trials for the treatment of small cell lung cancer. As we expand the utility of picoplatin into other oncology indications such as hormone refractory prostate cancer and colorectal cancer, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin or any other proposed product candidates less competitive, uneconomical or obsolete.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on US Patent Number 5,665,771 (expiring February 7, 2016), which is licensed to us by AnorMED, and additional licensed patents expiring in 2016 covering picoplatin in Europe. The FDA has also designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. We may also be able to rely on the Hatch-Waxman Act to extend the term of a US patent covering picoplatin after regulatory approval, if any, of such product in the US.

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

In April 2003, we received $10 million from the sale to Boston Scientific Corporation (BSC) of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain non-core patents and patent applications. BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc., its subsidiary, Cordis Corporation, and Guidant Corporation, alleging infringement of such patents. In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents. BSC subsequently withdrew three of the patents from the litigation, including the patents that were assigned to BSC. BSC acquired Guidant in April 2006. Although we are not currently a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits. It is possible that BSC, if it is unsuccessful or has limited success with its claims, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003. We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

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

As of September 30, 2006, we had a total work force of 28 full-time employees and 6 part-time employees. In September 2006, we moved our corporate headquarters to newly leased facilities in South San Francisco. We intend to maintain clinical development and support activities and facilities in Seattle and do not have plans to relocate any of our 23 employees currently in Seattle. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

We have change of control agreements and severance agreements with all of our executive officers and consulting agreements with various of our scientific advisors. Our agreements with our executive officers provide for “at will” employment, which means that each executive may terminate his or her service with us at any time. In addition, our scientific advisors may terminate their services to us at any time.

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

On August 7, 2006, we received a notice from Nasdaq indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the Minimum Bid Price Rule) because the closing bid price of our common stock has been below $1.00 per share for 30 consecutive trading days. We completed a one-for-six reverse stock split on September 22, 2006. On October 10, 2006, we received a notice from Nasdaq stating that we had regained compliance with the Minimum Bid Price Rule because the closing bid price of our common stock had been at or above $1.00 per share for 10 consecutive trading days. The closing bid price of our common stock may in the future fall below the Minimum Bid Price Rule or we may in the future fail to meet other requirements for continued listing on the Nasdaq Capital Market. If we are unable to cure any future events of noncompliance in a timely or effective manner, our common stock could be delisted from the Nasdaq Capital Market.

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

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2005, the reported high and low closing sale prices of our common stock were $2.34 and $0.47. In 2004, the reported high and low closing sale prices were $5.78 and $1.43. The reported high and low closing sale prices during the period from January 3, 2006 through September 22, 2006 (the last trading day preceding the effectiveness of our one-for-six reverse stock split) were $1.57 and $0.50. The reported high and low closing sales prices during the period from September 25, 2005 through November 7, 2006 (after the effective date of the reverse stock split) were $4.62 and $3.00. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

On April 26, 2006, we completed a $65 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the financing, we issued to a small group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the financing, we issued an aggregate of 1.6 million shares of common stock to the holders of our Series B preferred stock upon conversion of our outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 139,000 common shares. The issuance of such shares and warrants resulted in substantial dilution to shareholders who held our common stock prior to the financing.

As a result of the completion of the financing and the conversion of the Series B preferred shares, our outstanding common stock increased from approximately 5.7 million shares to approximately 22.8 million shares. Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 7.7 million common shares, or approximately 31.5% of our common stock outstanding immediately following the financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 4.6 million common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that participated in the financing. We have agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the financing, to use our best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to our board of directors. Nicholas J. Simon III, a representative of MPM, was appointed to our board of directors on April 26, 2006. Mr. Simon is a general partner of certain of the MPM entities that participated in the financing and possesses capital and carried interests in those entities.

Pursuant to the securities purchase agreement, we maintain an effective registration statement with the SEC covering the resale of the 15.5 million shares of common stock issued in the equity financing and the 4.6 million shares of common stock issuable upon exercise of the warrants. Accordingly, these shares are generally available for immediate resale in the public market. In addition, the approximately 1.6 million shares of common stock issued upon conversion of the Series B preferred stock currently are available for immediate resale pursuant to a registration statement or an exemption from registration under Rule 144(k) of the Securities Act. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on September 22, 2006 to vote on a proposal to approve an amendment to the Company’s Articles of Incorporation effecting a one-for-six reverse stock split to decrease the number of issued and outstanding shares of common stock. This proposal was approved by the shareholder vote set forth below:

For	17,235,317
Against	544,778
Abstain	29,998

Item 6.                        Exhibits

(a)   Exhibits—See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICAL, INC.
(Registrant)
Date: November 14, 2006	By:	/s/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended September 22, 2006(N)
3.2	Restated Bylaws, as amended March 28, 2006(V)
10.1	Restated 1994 Stock Option Plan(‡)(F)
10.2	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)(E)
10.3	1991 Restricted Stock Plan(‡)(D)
10.4	Indemnification Agreement(‡)(H)
10.5	Stock Option Grant Program for Nonemployee Directors under the NeoRx 2004 Incentive Compensation Plan, as amended(‡)(B)
10.6	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)(I)
10.7	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)(I)
10.8	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment(Q)
10.9

Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment(Y)

10.10	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)(M)
10.11	Facilities Lease, dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six(A)
10.12	Amended and Restated 2004 Incentive Compensation Plan as amended and restated June 16, 2006(‡)(G)
10.13

Manufacturing and Supply Agreement dated as of May 4, 2004, between Hyaluron, Inc. and the Company. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.(T)

10.14	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)(C)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)(L)
10.16	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)(C)
10.17	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)(P)
10.18	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)(P)
10.19	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon(‡)(L)

10.20	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)(R)
10.21	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)(R)
10.22	Key Executive Severance Agreement dated as of July 24, 2006, between the Company and Alan B. Glassberg(‡)(X)
10.23	Change of Control Agreement dated as of July 24, 2006, between the Company and Alan B. Glassberg(‡)(X)
10.24	Key Employee Severance Agreement dated as of July 11, 2006, between the Company and Michael K. Jackson(‡)(X)
10.25	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan(‡)(O)
10.26	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan(‡)(O)
10.27	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)(S)
10.28	Change of Control Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)(S)
10.29	Executive Severance Agreement dated as of June 23, 2006, between the Company and Cheni Kwok(‡)(S)
10.30	Change of Control Agreement dated as of July 1, 2006, between the Company and Cheni Kwok(‡)(S)
10.31

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment(U)

10.32	Form of Directors’ Indemnification Agreements(‡)(K)
10.33	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC(W)
10.34	Loan and Security Agreement dated as of October 25, 2006, among the Company, Silicon Valley Bank and Merrill Lynch Capital(J)
10.35	Secured Promissory Note to Merrill Lynch Capital(J)
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer(Y)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(Y)
32.1	Section 1350 Certification of President and Chief Executive Officer(Y)
32.2	Section 1350 Certification of Chief Financial Officer(Y)

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

(J)           Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 31, 2006, and incorporated herein by reference.

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

(N)       Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006, and incorporated herein by reference.

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

(X)       Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

(Y)       Filed herewith.