Form 10-K/A
period 2006-12-31
PONIARD PHARMACEUTICALS, INC.
filed 2007-04-13
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7000 Shoreline Court, Suite 270, South San Francisco, CA   94080

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 583-3774

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Common Stock, $0.02 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

As of April 11, 2007, 22,808,233 shares of the Registrant’s Common Stock, $.02 par value per share, were outstanding.

Poniard Pharmaceuticals, Inc.

2006 FORM 10-K/A

EXPLANATORY NOTE

The terms “us,” “we,” “our” and “the Company” refer to Poniard Pharmaceuticals, Inc. and its subsidiary.

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 16, 2007, for the sole purpose of providing the information required by Part III of Form 10-K. We are also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV, and Exhibits 31.1 and 31.2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part III and Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I, Part II, our financial statements and the footnotes thereto, has been modified or updated in any way.

ii

PART III

Item 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

Eight directors currently serve on our board of directors. These directors each serve one-year terms that will expire at our 2007 annual meeting of shareholders to be held on June 14, 2007, or until their successors have been elected and qualified. The record date for our annual meeting is April 9, 2007, and we will, prior to the annual meeting, file with the Securities and Exchange Commission, or SEC, and deliver to each shareholder of record a proxy statement with respect to the election of directors and other matters to be acted upon at the 2007 annual meeting of shareholders. Each of the board members named below currently is expected to stand as a nominee for reelection as a director at our 2007 annual meeting. Shareholders are advised to read our proxy statement and any other relevant information filed with the SEC when they become available because they will contain important information.

In connection with our $65.0 million equity financing, which closed on April 26, 2006, we entered into an agreement to use our best efforts to cause one person designated by MPM Capital Management, or MPM, and one person designated by mutual agreement of MPM and Bay City Capital Management IV LLC, or Bay City Management, the lead investors in the financing, to be nominated and elected to our board of directors. Mr. Simon was nominated and elected to the board upon the recommendation of MPM, which recommendation was independently evaluated, approved and recommended to the board by our nominating and corporate governance committee based on the criteria described under the heading “Director Nominations and Qualifications” below. MPM and Bay City Management have not recommended a second designee. Two current directors, Drs. Craves and Goldfischer, are managing members of Bay City Capital LLC, an affiliate of Bay City Management.

GERALD McMAHON, PhD, age 52, was appointed our Chief Executive Officer in May 2004, Chairman of the Board of Directors in June 2004, and President in June 2005. Dr. McMahon was President of SUGEN Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs, from March 2002 to January 2004. Prior thereto, he held a number of research and development management positions at SUGEN and played a key role in the discovery and development of several innovative cancer products, including SUTENT®, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers recently launched by Pfizer, Inc. SUGEN, which Dr. McMahon joined in 1993, was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Prior to his role at SUGEN, Dr. McMahon held several research and development management positions at Sandoz Pharmaceuticals (now Novartis), where his responsibilities included the establishment of external collaborations and the development of corporate alliances within the United States and Europe. Dr. McMahon has contributed to more than 100 scientific publications and was a Staff Scientist and Principal Investigator at the Massachusetts Institute of Technology and Tufts University School of Medicine early in his career. Dr. McMahon currently is a director of Trellis Bioscience, Inc., a development stage biotechnology company. Dr. McMahon holds a BS degree in biology and a PhD in biochemistry from Rensselaer Polytechnic Institute.

FREDERICK B. CRAVES, PhD, age 61, has been a director since July 1993. Dr. Craves was Vice Chairman of the Board of Directors from March 2003 to May 2004, and served as Chairman of the Board from July 1993 to March 2003. In June 1997, Dr. Craves co-founded Bay City Capital LLC, or BCC, a merchant bank providing advisory services and investing in life sciences companies, and has served as a Managing Director of BCC since its inception. Dr. Craves also founded two additional investment companies, The Craves Group LLC (in 1996) and Burrill & Craves (in 1994). He was the founding Chairman of the Board and Chief Executive Officer of Codon Corp. and the co-founder of Creative Biomolecules, Inc., both biotech companies. Currently, Dr. Craves is Chairman of the Board of BCC, and

a director of VIA Pharmaceuticals, Inc. and Reliant Pharmaceuticals Corporation, both development stage biotechnology companies. Dr. Craves holds a PhD in pharmacology and experimental toxicology from the University of California, San Francisco.

E. ROLLAND DICKSON, MD, age 73, has been a director since May 1998. In December 2003, Dr. Dickson retired as the Mary Lowell Leary Professor of Medicine at the Mayo Medical School and as Director of Development at the Mayo Foundation for Medical Education and Research, positions which he had held since 1993. Dr. Dickson continues to hold Emeritus titles for each of these positions. In 1999, Dr. Dickson was appointed to the Board of Trustees of the Mayo Foundation. Dr. Dickson is a director of Axcan Pharma, Inc., a publicly owned biotechnology company, and Pathways Diagnostic Corporation, a development stage biotechnology company, and is a member of the scientific advisory committees of Baxter International and BCC. Dr. Dickson received his MS degree from the University of Minnesota and his MD degree from The Ohio State University.

CARL S. GOLDFISCHER, MD, age 48, has been a director since March 2000. He has been Managing Director of BCC since July 2001 and serves on its Board of Directors and Executive Committee. He joined BCC as an Executive-in-Residence in January 2001. Dr. Goldfischer was the Vice President, Finance and Chief Financial Officer of ImClone Systems, Inc. from May 1996 to July 2000. Dr. Goldfischer is Chairman of the Board of Diametrics Medical, Inc., a publicly owned medical apparatus company, and a director of Etex Corporation, Avera Pharmaceuticals, Inc., EnteroMedics, Inc., PTC Therapeutics, Inc., MAP Pharmaceuticals, Inc. and Metabolex, Inc., all development stage biotechnology companies. He is a member of the Board of Trustees of Sarah Lawrence College. Dr. Goldfischer received his MD degree from Albert Einstein College of Medicine in 1988, and served as a resident in radiation oncology at Montefiore Hospital of the Albert Einstein College of Medicine until 1991.

ROBERT M. LITTAUER, age 58, has been a director since May 2004. Mr. Littauer has over 30 years experience in the medical technology, high technology and biotechnology industries. From June 1987 to September 1996, he served the company in various management positions, including Senior Vice President, Chief Financial Officer and Treasurer. Mr. Littauer has been Chief Financial Officer of Light Sciences Oncology, Inc., an early-stage biotechnology company, since October 2005. He has been a Partner of Tatum Partners, a professional services firm, since September 2003. Mr. Littauer was Chief Executive Officer of Kaleidos Pharma, Inc., an early-stage biotechnology company, from August 2002 to December 2005. Previously, he served as Vice President and Chief Financial Officer of Detto Technologies, Inc., a software developer, from June 2001 to July 2002. He was Chief Executive Officer from January 2001 to April 2001, and Vice President and Chief Financial Officer from October 2000 to May 2001, of Plymedia, Inc., a developer of digital imaging technology. Prior to that, he held Chief Financial Officer and senior executive positions at Avenue A, Inc. (now aQuantive, Inc.), an internet media company, and at Ostex International, Inc., a medical diagnostics company. Mr. Littauer received his MBA degree and his BS degree in industrial engineering and operations research from Cornell University.

RONALD A. MARTELL, age, 44, has been a director since June 2006. Mr. Martell served as Senior Vice President, Commercial Operation of Imclone Systems Incorporated from January 2004 to August 2006. While at ImClone, Mr. Martell was responsible for overseeing the company’s sales, marketing, project and alliance management. Mr. Martell joined ImClone in November 1998 as Vice President, Marketing. From 1988 to 1998, he served in a variety of positions at Genentech, Inc., most recently as Group Manager, Oncology Products.

NICHOLAS J. SIMON III, age 53, has been a director since April 2006. Mr. Simon has been a Managing Director of Clarus Ventures, LLC, a life sciences focused venture capital firm that he co-founded in 2005. He has served as a general partner of MPM BioVentures III since October 2001. Mr. Simon has more than 26 years of industry and investment experience in biotechnology. From 2000 to July 2001, he was Chief Executive Officer, founder and a director of Collabra Pharma, Inc., a pharmaceutical development company. From 1989 to March 2000, Mr. Simon served in various management positions at Genentech, Inc., including Vice President of Business and Corporate Development. Mr. Simon currently serves on the board of directors of Barrier Therapeutics, Inc., a public biotechnology company. In addition, he is a director of ARYx Therapeutics, Inc., NeoSil Incorporated, QuatRx Pharmaceuticals Co., Verus Pharmaceuticals, Inc. and Sienta, Inc., which are private biotechnology companies. He also is on the advisory council at the Gladstone Institute, a private not-for-profit research institute affiliated with the University of California, San Francisco. Mr. Simon received a BS degree in microbiology from the University of Maryland and an MBA in marketing from Loyola University.

DAVID R. STEVENS, PhD, age 58, has been a director since May 2004. Dr. Stevens has participated in the pharmaceutical and biotechnology industries since 1978. He is currently executive chairman and a member of the board of directors of Surginetics, Inc., a development stage medical device company. Dr. Stevens is also chairman of CanCog Technologies, Inc., a contract research organization, and a director of Advanced Cosmetic Intervention, Inc., a privately owned medical device company, and Aqua Bounty Technologies, Inc., a biotechnology company listed on the London Stock Exchange Alternative Investment Market (AIM). He was an advisor to BCC from 1999 through December 2006. Dr. Stevens was formerly President and CEO of Deprenyl Animal Health, Inc., from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical development of Xanax® and Halcion®. Dr. Stevens received BS and DVM degrees from Washington State University and a PhD in Comparative Pathology from the University of California, Davis.

Executive Officers

Information with respect to our current executive officers is set forth below.

Name	Age	Position with the Company
Gerald McMahon, PhD	52	Chairman, President and Chief Executive Officer
Caroline M. Loewy	41	Chief Financial Officer
David A. Karlin, MD	63	Senior Vice President, Clinical Development & Regulatory Affairs
Anna L. Wight, JD	52	Vice President, Legal and Secretary
Cheni Kwok, PhD	38	Vice President, Business Development

Business Experience

Gerald McMahon, PhD, was appointed Chief Executive Officer of the Company in May 2004 and Chairman of the Board of Directors in June 2004. Dr. McMahon was appointed President of the Company on June 15, 2005. Previously, he was President of SUGEN, Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs. At SUGEN, Dr. McMahon played a key role in the discovery and development of several innovative cancer products, including Sutent®, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers recently launched by Pfizer Inc. SUGEN was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Prior to his role at SUGEN, which he joined in 1993, Dr. McMahon held several research and development management positions at Sandoz Pharmaceuticals (now Novartis), where his responsibilities included the establishment of external collaborations and the development of corporate alliances within the United States and Europe. Dr. McMahon has contributed to more than 100 scientific publications and was a Staff Scientist and Principal Investigator at the Massachusetts Institute of Technology and Tufts University School of Medicine early in his career. He holds a B.S. in Biology and a PhD in Biochemistry from Rensselaer Polytechnic Institute.

Caroline M. Loewy was appointed Chief Financial Officer effective in July 2006. She initially joined the Company in June 2006 as Executive Vice President of Strategic Planning. Ms. Loewy has served in a business and financial consulting capacity to biotechnology companies since 2004. Prior thereto, she was Executive Director, Equity Research at Morgan Stanley, Inc., from March 2000 to June 2004, where she covered large cap biotechnology stocks. Previously, she was with Prudential Securities, first as an associate capital goods analyst in San Francisco from 1993 to 1996 and then as a senior biotechnology analyst in New York from 1996 to 2000. Ms. Loewy holds an M.B.A. from Carnegie Mellon, Graduate School of Business and a B.A. in economics from the University of California, Berkeley.

David A. Karlin, MD, joined the Company as Senior Vice President of Clinical Development and Regulatory Affairs in July of 2005. Prior thereto, Dr. Karlin served as Vice President of Clinical Research at Cellegy Pharmaceuticals, Inc. from 2002 to 2005. Dr. Karlin’s experience in the biotech and pharmaceutical industry also includes positions as Vice President of Clinical Development for Genteric, Inc., a privately held company specializing in gene therapy during 2002, and Senior Medical Director at Matric Pharmaceuticals, Inc., an oncology therapeutics development company from 1991 to 2001. Dr. Karlin has also served as Vice President for Clinical Research and Medical Director at SciClone Pharmaceuticals, Inc. from 1995 to 1999 and held various positions at Syntex Corporation, including Director of Medical Research, from 1986 to 1995. Before joining the pharmaceutical industry, Dr. Karlin was an associate professor at Temple University School of Medicine and an assistant professor at the University of Texas M.D. Anderson Hospital and Tumor Institute. He received his MD from the University of Chicago and completed his residency in Internal Medicine at the University of Michigan and a fellowship in Gastroenterology and Gastrointestinal Oncology at the University of Chicago. He holds a B.S. in Biology from the University of Illinois.

Anna Lewak Wight, JD, was appointed Vice President, Legal in May 2002 and was appointed Secretary in November 2002. Prior thereto, she served as Director of Intellectual Property of the Company from October 1996 through April 2002 and as Senior Intellectual Property Counsel from 1994 until October 2006. Ms. Wight previously was a partner in the law firm of Morrison & Foerster, LLP, where she managed their Seattle intellectual property practice. Ms. Wight also was a partner in the intellectual property law firm of Harness, Dickey and Pierce, PLC in Michigan, where she established and chaired the Biotechnology and Medical Arts Group. Ms. Wight received a JD from Wayne State University Law School and an MS from the Genetics Program at Michigan State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in their beneficial ownership of our common stock. Directors, executive officers and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms we received, or written representations from certain reporting persons that no such forms were required for those persons, we believe that during 2006 all filing requirements of Section 16(a) applicable to directors, executive officers and greater-than-10% shareholders were complied with by such persons, except that one Form 4 reporting one option grant to Dr. McMahon was filed late.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, principal accounting officer, controller and other senior accounting officers and a Code of Conduct that applies to all officers, directors and employees of our company. These codes are posted on our web site at www.poniard.com under the heading “Investors—Corporate Governance.”  We intend to satisfy the disclosure requirements regarding any amendment to or waiver of the Code of Ethics with respect to the covered persons by posting such information on our web site.

Director Nominations and Qualifications

The nominating and corporate governance committee of our board of directors will consider nominees for the board recommended by shareholders with respect to elections to be held at an annual meeting, although the committee is not obligated to recommend such nominees to the board. In accordance with our restated bylaws, to nominate a director for election to the board of directors at an annual meeting of shareholders, a shareholder must deliver written notice of such nomination to our corporate secretary not fewer than 60 days nor more than 90 days prior to the date of the annual meeting (or if less than 70 days’ notice or prior public disclosure of the date of such annual meeting is given or made to the shareholders, not later than the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made). The notice of a shareholder’s intention to nominate a director must include:

•       information regarding the shareholder making the nomination, including the shareholder’s name and address and the number of shares of our stock beneficially owned by the shareholder;

•       the name and business address of the person being nominated, his or her biographical data and other relevant information, including that which would be required in a proxy statement filed pursuant to the SEC’s proxy rules if the person were to be nominated for election by the board of directors; and

•       the written consent of each such nominee to serve as a director if elected.

The chairman of the board, other directors and executive officers also may recommend director nominees to the nominating and corporate governance committee. The committee will evaluate nominees recommended by shareholders using the same criteria that it uses to evaluate all other nominees. These criteria include the candidate’s personal and professional ethics, training, experience, commitment, independence, diversity, industry knowledge and contacts and financial or accounting expertise, as well as other factors that are listed in the Director Selection Guidelines attached as an exhibit to the nominating and corporate governance committee charter posted on the “Investors—Corporate Governance” page of our web site at www.poniard.com. The committee has not in the past retained any third party to assist it in identifying candidates.

Audit Committee of Board of Directors

The board of directors has a standing audit committee. The written charter of the audit committee is available on the “Investors—Corporate Governance” page of our web site at www.poniard.com.

The primary functions of the audit committee are to represent and assist the board of directors with the oversight of:

•       the integrity of the company’s financial statements and internal controls;

•       the company’s compliance with legal and regulatory requirements;

•       the independent auditor’s qualifications and independence; and

•       the performance of the audit function by the independent auditor.

The audit committee has ultimate authority to select, evaluate and, where appropriate, replace the independent auditor, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel, as it deems necessary to carry out its duties. The audit committee also is responsible for performing other related responsibilities set forth in its charter.

The current members of the audit committee are Mr. Littauer, Dr. Stevens and Mr. Martell, with Mr. Littauer acting as chair. Alan A. Steigrod served on the audit committee until his retirement from the board on August 16, 2006, on which date Mr. Martell was appointed to the committee. Our board of directors has determined that each member of our audit committee is “independent” under applicable rules promulgated by the SEC and Nasdaq. Each member of the audit committee is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. Our board of directors has determined that both Messrs. Littauer and Martell meet the definition of “audit committee financial expert” under applicable SEC rules. The audit committee convened in person one time and held an additional seven telephone meetings in 2006.

Item 11.                   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of cancer therapy products. We do not currently have any revenues from product sales, as our product candidates remain in the development stage. Our headquarters is located in South San Francisco, California, and we also maintain an office in Seattle, Washington. Additional information about our business and development programs is available at http://www.poniard.com.

Objectives and Components

Our compensation program for executive officers is designed to encourage, measure and reward efforts that we believe will build value in the company over the long-term. Until such time as we have revenues, we believe that the progress of our product candidates through the development process and progress toward obtaining United States and foreign marketing approvals are the best ways to create value for our shareholders and the best measures of our success.

The components of our executive compensation program are:

•        base salaries;

•        annual incentives in the form of cash bonuses; and

•        long-term incentives in the form of stock option awards.

Compensation Philosophy and Principles

Our compensation philosophy is to motivate, measure and reward employees for performance that we believe will result in superior operational results and build long-term value for our shareholders. Our executive compensation program is designed to:

•        focus decision-making and behavior on long and near-term goals that are consistent with our overall business strategy;

•        reinforce a pay-for-performance culture through a balance of fixed and incentive pay opportunities that link individual compensation to individual and corporate performance;

•        allow us to attract and retain employees with the skills critical to our long-term success; and

•        align management’s financial interests with the interests of our shareholders.

The design and ongoing administration of our overall compensation program for executives are guided by the following general principles and goals:

•        clear communication of desired behaviors and the use of incentive pay to reward the achievement of corporate performance goals;

•        maintenance of total compensation at market competitive levels;

•        provision of a range of compensation opportunities based on performance; and

•        provision of opportunities to participate in shareholder value creation.

Total Compensation

Our total compensation program is designed to encourage and reward performance and to recruit and retain employees. We have included three components in our compensation structure—base salaries, cash bonuses and stock option grants—to be competitive with other companies in our industry. We do not focus on the total value of these three components of compensation when we benchmark our compensation with other companies. Instead, we believe it is more appropriate to benchmark the three components individually in light of their different properties and level of risk. For a development-stage company such as ours, stock options are highly speculative and are not likely to maintain value unless our product candidates ultimately reach the market and generate sales and profits. Cash incentive bonuses are only paid when certain performance goals are met and thus also are uncertain. Our goal is to be competitive in each of the three components of our total compensation program. The amount of each component is influenced by the executive’s level of responsibility at the company and industry surveys. In general, we try to position executive compensation at the median for each component.

The compensation committee of our board of directors performs annual reviews of our executive compensation program to evaluate its competitiveness and consistency with our overall compensation philosophy. During 2006, the committee retained AON Radford Consulting, or Radford, to review and analyze the current compensation arrangement for our chief executive officer and other executives and our current equity programs relative to market. In completing its assessment, Radford reviewed our executive compensation data against that of 25 U.S. based biotechnology companies having a market capitalization between $88.2 million and $289.7 million, generating limited revenues from product sales and having between 13 and 370 employees. This peer group, which was approved by our compensation committee and management, was comprised of the following companies:

•Antigenics Inc.	• ImmunoGen, Inc.	• Sonus Pharmaceuticals
•Avigen, Inc.	• Immunomedics, Inc.	• Spectrum Pharmaceuticals,
•Cell Therapeutics, Inc.	• Kosan Biosciences	Inc.
•Cerus Corporation	Incorporated	• StemCells, Inc.
•Cytokinetics, Inc.	• La Jolla Pharmaceuticals	• Sunesis Pharmaceuticals,
•Dendreon Corporation	Company	Inc.
•Dynavax Technologies	• NeoPharm, Inc.	• SuperGen, Inc.
Corporation	• Pharmacyclics	• Titan Pharmaceuticals, Inc.
•EntreMed, Inc.	• Seattle Genetics, Inc.	• Vion Pharmaceuticals, Inc.
•Favrille, Inc.	• SGX Pharmaceuticals, Inc.
•Hana Biosciences, Inc.

Based on the peer group compensation data collected in the Radford “CEO Compensation Assessment” dated May 15, 2006 and the Radford “2006 Executive Compensation Review” dated July 26, 2006, including supplements to those reports, our compensation committee targets executive annual base salaries to the peer group 50th--75th percentile and each of annual incentive awards and long-term compensation to the peer group 50th percentile. We believe that these compensation targets are consistent with our goal of providing competitive executive compensation packages while conserving our resources and creating incentives for and rewarding the attainment of corporate operational and strategic goals. The compensation committee utilized the data in the Radford studies to evaluate the competitiveness of the components of 2006 executive compensation in place prior to the availability of those studies and, following the availability of those studies in May and July 2006, as a significant factor in determining total compensation of new executives joining the company and in determining long-term incentive awards granted to executives in the second half of 2006.

Base Salaries.   Base salaries are provided to employees as compensation for basic services to the company and to meet the objective of attracting and retaining the talent that we need to run our business. Salaries provide a consistent cash flow to employees, assuming acceptable levels of performance and ongoing employment.

Our goal is to establish base salary levels for our executives and other employees that are consistent with those of biotechnology companies of a similar size and at a similar stage of development. We believe that this strategy is important to enable us to compete for and retain qualified executives in a highly competitive environment.

We establish each executive officer’s annual base salary based on:

•        an objective evaluation of salaries of individuals in similar positions within companies in the biotechnology industry that are of a similar size and stage of development, including, in the second half of 2006, the peer group data in the Radford “CEO Compensation Assessment” and the Radford “2006 Executive Compensation Review” described above; and

•        a subjective evaluation of the executive’s experience, responsibilities within the company, and performance in achieving specific corporate objectives.

We initially target base salaries at the median base salary level for executives in similar positions within the biotechnology industry, targeting the 50th-70th percentile range of executive base salaries in our peer group. We then adjust each executive’s salary either up or down from that midpoint based on the executive’s individual’s experience and scope of responsibilities. Each executive is reviewed and evaluated for potential adjustments to his or her base salary annually.

Annual base salary reviews for all executive officers are conducted in conjunction with our company-wide employee performance evaluation process. Except for Ms. Loewy and Dr. Glassberg, both of whom joined the company during 2006, base salaries for the executive officers named in the Summary Compensation Table were increased by 4% in 2006, based on the increased cost of living. This is consistent with the level of annual cost of living increases provided by similar companies in the biotechnology industry, as reflected in industry surveys reviewed by the compensation committee, including the BioWorld 2006 Executive Compensation Report. The base salaries of Ms. Loewy and Dr. Glassberg, each of whom joined the company during the second half of 2006, were determined based on data in the Radford studies, with the goal of providing base salaries sufficiently competitive to attract them to our company. The compensation committee also utilized the Radford studies to evaluate previously established 2006 executive base salaries. Based on this evaluation, the compensation committee determined that, for 2007, an adjustment of 5.5% should be made to the annual base salary of executives based on performance and cost of living increases. In addition, the compensation committee determined that an additional 4.3% adjustment should be made to Ms. Loewy’s 2007 annual base salary based on her performance and the increased scope of her responsibilities. None of our executive officers is a party to any agreement with the company requiring the payment of a minimum amount of annual base salary.

Annual Incentive Awards.   Our annual incentive awards are designed to encourage executives to focus on achieving important near-term company-wide goals in a timely manner. As part of our process of establishing our operating plan for each coming year, the executive officers identify the corporate goals important to building our value and advancing our long-term business objectives. These corporate goals are then submitted to the board of directors for approval.

Along with our other employees, executive officers are eligible for annual incentive awards, paid in the form of a cash bonus, based on the extent of accomplishment of these predetermined annual corporate goals. For 2006, we identified six specific corporate goals in the following general areas:

•        product development milestones related to the progress of picoplatin, our lead product candidate, in multiple clinical trials;

•        preclinical development of an oral formulation of picoplatin; and

•        business and strategic activities to support future research and product development.

The compensation committee assigns a relative weight to each corporate goal in formulating annual incentive awards paid to each executive. The amount of each executive’s annual incentive award is determined based on the compensation committee’s assessment of actual company performance versus these corporate goals. Based on this assessment, the compensation committee determines and approves the incentive amounts to be paid to each executive officer.

For 2006, the compensation committee established the following percentages of annual base salary as the maximum payout amounts for annual incentive awards to the executive officers named in the Summary Compensation Table:

•        Dr. McMahon:  50%

•        Ms. Loewy:  25%

•        Dr. Karlin:  25%

•        Ms. Wight:  20%

•        Dr. Glassberg:  25%

•        Ms. Berland:  25%

The foregoing payout amounts are applied to each executive’s annual base salary in effect at the end of the year and, for 2006, were determined by the compensation committee based on generally available industry surveys, including the BioWorld 2006 Compensation Report. The compensation committee used data presented in the Radford “CEO Compensation Assessment” and the Radford “2006 Executive Compensation Review” to evaluate the 2006 payout levels and determined that, except in the case of Ms. Loewy, the current levels are competitive. The board of directors increased Ms. Loewy’s maximum payout amount for annual incentive awards to 30% for 2007, due to the expanded scope of her responsibilities.

In cases in which the compensation committee determines that all of the corporate goals have been met, the executives will receive 100% of their maximum payout amounts. If all of the corporate goals have not been met, a percentage below 100% of the maximum payout amount is awarded. In addition, the compensation committee retains general discretion to take into account additional corporate accomplishments in assessing achievement of annual corporate goals. For 2007, the compensation committee approved, in addition to core annual corporate performance goals, supplemental milestones, or so-called “stretch goals,’’ which, to the extent achieved, would result in the payment of significant additional annual incentive awards to our executives and employees. These “stretch goals’’ for 2007 are intended to create clear incentives for executives to work to exceed our near-term corporate goals and to reward successful progress toward our long-term growth and the creation of shareholder value.

In 2006, we met many of our predetermined 2006 annual corporate goals. Additionally, we were able to take advantage of opportunities that arose during the year. The most heavily weighted corporate goals related to the clinical development of picoplatin. Our small cell lung cancer Phase II trial enrolled ahead of schedule, and our colorectal and prostate cancer Phase I trials were enrolling on schedule. We also were able to renegotiate and finance improved terms for our picoplatin license agreement with Genzyme Corporation (successor to AnorMED, Inc.). Thus, while certain corporate goals were not attained, the compensation committee concluded that achievement of such goals was of lesser importance than the successful renegotiation and financing of our picoplatin license. Consequently, the compensation committee concluded that, on balance, our 2006 performance was strong, the overall level of achievement of each corporate goal was 80% and 2006 annual incentive awards therefore would equal 80% of each executive officer’s maximum payout amount. Ms. Loewy’s and Dr. Glassberg’s 2006 annual incentive payments were prorated from the respective commencement dates of their employment with the company in 2006. Ms. Berland did not receive an annual incentive award for 2006 because her employment with the company terminated on July 21, 2006.

In addition to incentive awards under our annual incentive program, our compensation committee may award discretionary bonuses to reward individual efforts in the successful attainment of milestones critical to our long-term corporate well-being and potential future success. In 2006, we completed a $65 million equity financing that we believe substantially improved the prospects of our company. In connection with the completion of this financing, the compensation committee awarded a discretionary bonus of $20,000 to each executive employed with the company at the time of the closing of the financing.

Long-Term Incentives.   Our long-term incentives consist solely of stock option awards under our Amended and Restated 2004 Incentive Compensation Plan, or the 2004 Plan, and are an important element of our compensation program. We believe that stock options are an effective way to emphasize long-term company performance and to reward our executives and other employees for value creation on the same basis as our shareholders.

Pursuant to our 2004 Plan, each executive officer typically receives a sizable grant at the time he or she joins the company or receives a significant promotion. In addition, our executive officers and other employees receive annual option awards under the 2004 Plan. In establishing the size of these awards, the executive’s level of responsibility, as well as competitive factors in our industry, are considered. The equity awards subcommittee of our board compensation committee establishes the level of new hire, promotion-related, and annual stock option awards targeted at the median levels set out in generally available industry surveys and, for option grants in the second half of 2006, set out for our peer group in the Radford “CEO Compensation Assessment” and the Radford “2006 Executive Compensation Review.”  We target the median number of option awards in order to be competitive in attracting and retaining employees, while limiting the potential dilution to our shareholders.

The equity awards subcommittee of our board compensation committee approves all stock option awards to executive officers. Annual stock option grants are awarded in the first quarter of each year. For 2006, the amounts of these awards targeted the 50th percentile grant level. These options vest based on our standard 48-month vesting period for annual option grants detailed below. For executive officers who are hired during the year, the equity awards subcommittee approves the issuance of stock options in connection with the board’s appointment of the executive as of the executive’s start date. In determining the number of options to be granted to new hires, we initially target the 50th percentile level of options granted to newly hired executives in similar positions at companies of similar size and stage of development within the biotechnology industry. We then adjust each executive’s option award either up or down from that midpoint based on the executive’s experience and scope of responsibilities. The new hire options granted to Ms. Loewy and Dr. Glassberg, both of whom joined the company during 2006, were calculated utilizing this process and were in the 50th-75th percentile based on the Radford “2006 Executive Compensation Review.” The options vest based on our standard 48-month vesting period for new-hire options, detailed below. Any promotions of executive officers would be treated similarly, with the equity awards subcommittee awarding the stock option to the executive as of the date of the promotion. However, there were no promotions of executives during 2006.

Stock options awarded to executives have an exercise price equal to the closing sale price of our common stock on the date of grant. We issue stock options at 100% of the fair market value on the date of grant to assure that executives will receive a benefit only when the stock price increases. Each stock option awarded to newly hired executive officers vests over a 48-month period, with no options vesting until the executive has worked for the company for one full year, at which time 25% of the award vests. The balance of the option vests monthly over the remaining 36 months of the vesting period. Annual and promotion-related stock awards vest monthly over a 48-month period, if the employee has worked for the company for a year or more. If the employee has not yet been with the company for one year, the option vests monthly over a 48-month period, except vesting in the first year is not credited until the employee has been with the company for one year. These vesting schedules are consistent with those found in the Radford surveys of similar companies in the biotechnology industry. We believe that the relatively long duration of the vesting period helps focus management on the long-term performance of the company. All stock options granted to executive officers have a maximum term of ten years.

In 2006, in addition to the annual option awards described above, we granted to each executive officer, as well as all other employees of the company, special stock option awards. Dr. McMahon, our chief executive officer, received his award on June 16, 2006 and September 13, 2006, and the other executives and employees received their awards on September 13, 2006. These special awards were intended to increase the executives’ long-term incentives following the significant restructuring of the company that took place during 2005 and the first half of 2006. The change in capital structure of the company following our $65 million equity financing in April 2006 resulted in significant dilution of the option ownership of the executive officers due to a nearly four-fold increase in the total number of shares outstanding, and placed the executives’ level of option ownership below the peer group 50th percentile for equity interest found by Radford in its “CEO Compensation Assessment” and “2006 Executive Compensation Review.”  The equity awards subcommittee approved option awards to executives to bring their option ownership holdings in line with the peer group 50th-75th percentile level, as set out in the foregoing Radford studies. As with all of our stock options, these special option awards were priced at 100% of fair market value on the date of grant. Because the number of shares available for issuance under our 2004 Plan is currently limited, the special option awards granted on September 13, 2006 are contingent upon shareholder approval of an amendment of our 2004 Plan to, among other things, increase the common shares authorized for issuance under the 2004 Plan. If such shareholder approval is not received at our 2007 annual meeting of shareholders, which is scheduled to be held on June 14, 2007, these options will immediately terminate. Each special option awarded to our executives on September 13, 2006 vests 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. Dr. McMahon's special award granted on June 16, 2006 vests 100% on the seven-year anniversary of the date of grant. The equity awards subcommittee adopted this longer vesting period to reinforce the long-term nature of these incentives. Any portion of the special option awards subject to a seven-year vesting period may be accelerated, up to 25% in each year, to the extent of the company’s actual achievement of the annual performance goals established under our annual incentive program, at the discretion of the equity awards subcommittee. We believe that allowing the discretionary vesting of these stock options is consistent with our goal of providing incentives to build value and advance our long-term business objectives. The special option awards granted in 2006 to the executives named in the Summary Compensation Table are reflected in the table below entitled “Grants of Plan Based Awards” and the related compensation costs are disclosed in the Summary Compensation Table.

All of Dr. Glassberg’s employee stock options terminated when he resigned as our chief medical officer on March 15, 2007, because he had not reached the one-year anniversary of his initial employment with us and, therefore, none of his options had vested.

Other Benefits.   All of our salaried employees, including our executive officers, are eligible to participate in our 401(k) defined contribution plan. At our discretion, we may contribute to each participant a matching contribution equal to 5% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution of $500. As reflected in the Summary Compensation Table below, in 2006, all of the named executive officers, except Dr. Glassberg, participated in our 401(k) plan and received matching contributions. We also provide all employees with health and dental coverage, company-paid term life insurance, disability insurance, paid time off and paid holidays. These benefits are typical within our industry, are designed to be competitive with overall market practices, and are in place to attract and retain the executives and other employees needed to operate our business.

We strive to focus our resources on the development of our product candidates. Accordingly, our executive officers do not receive any material perquisites.

Supplementary Compensation Policies

We have adopted several additional policies designed to ensure that our overall executive compensation structure is responsive to shareholder interests and competitive with other companies in our industry. Specific policies include:

Limitations on Deductibility of Compensation.   Section 162(m) of the Internal Revenue Code, or the Code, generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers, including the executive officers named in the Summary Compensation Table, to $1.0 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. We believe that the compensation for our executives, including stock options awarded under our 2004 Plan, qualify for the exception. In 2006, compensation to our chief executive officer and each of our other named executive officers did not exceed $1.0 million for purposes of Section 162(m), and we expect the same to be true for 2007. However, we may in the future approve annual compensation that exceeds the $1.0 million limitation if we believe that doing so is in the best interests of the company and our shareholders.

Severance and Change of Control Agreements.   All of our executive officers are parties to standard form executive severance and change of control agreements. These agreements and the potential amounts payable under those agreements to the executives named in the Summary Compensation Table are described in the section below entitled “Potential Payments Upon Termination or Change of Control.”  We believe that these agreements are customary in the industry and necessary to attract and retain qualified, experienced executive personnel.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis above with management, and, based on such review and discussions, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our proxy statement for the 2007 annual meeting of shareholders.

Submitted by the compensation committee of the board of directors:

Nicholas J. Simon, Chairman
Robert M. Littauer
Ronald A. Martell
E. Rolland Dickson

2006 Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the 2006 fiscal year. The named executive officers are the principal executive officer and the principal financial officer, plus one executive officer who resigned during 2006 and the three other most highly compensated officers who were serving as executive officers at December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Options Awards ($)(3)	Non-Equity Incentive Plan Compen- sation ($)(4)	All Other Compen- sation ($)(5)	Total ($)
Gerald McMahon, Chairman, President & Chief Executive Officer	2006	400,977	20,000	598,527	160,389	500	1,180,393
Caroline M. Loewy, Chief Financial Officer(6)	2006	130,769	0	114,417	26,154	500	271,840
David A. Karlin, Senior Vice President, Clinical Development & Regulatory Affairs	2006	270,404	20,000	72,081	54,080	500	417,065
Anna L. Wight, Vice President, Legal & Secretary	2006	236,925	20,000	97,038	37,908	500	392,371
Alan B. Glassberg, Chief Medical Officer(7)	2006	87,821	0	74,095	17,692	0	179,608
Susan D. Berland, former Chief Financial Officer(8)	2006	139,534	20,000	46,689	0	500	206,723

(1)           The amounts reported in the Salary column represent the dollar amount of base salary earned by each named executive in 2006.

(2)           The amounts reported in the Bonus column represent the amounts of discretionary bonuses awarded to the named executives in connection with the closing of our $65 million equity financing in April 2006.

(3)           The amounts reported in the Option Awards column represent the dollar amount recognized as stock-based compensation expense in 2006 for financial reporting purposes, related to stock options granted to each named executive in 2006 and prior years, excluding any reduction for estimated forfeitures, determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). See Note 3, “Stock-Based Compensation,” of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions used in determining such amounts.

(4)           The amounts reported in the Non-Equity Incentive Plan Compensation column represent the amounts of annual incentive bonus awards paid out in March 2007 for 2006 performance. The annual incentive bonus earned by Ms. Loewy is prorated for the six-month period of fiscal 2006 during which she served as an executive officer. The annual incentive bonus earned by Dr. Glassberg is prorated for the five-month period of fiscal 2006 during which he served as an executive officer.

(5)           The amounts reported in the All Other Compensation column represent company contributions to our 401(k) plan.

(6)           Ms. Loewy joined the company as executive vice president, strategic planning on June 23, 2006, and was appointed chief financial officer on July 21, 2006.

(7)           Dr. Glassberg joined the company as chief medical officer on July 24, 2006. Dr. Glassberg resigned from this position on March 15, 2007.

(8)           Ms. Berland resigned as chief financial officer of the company on July 21, 2006. The grant date fair value, as determined in accordance with SFAS 123R, of the portion of Ms. Berland’s stock option grants that were forfeited upon her resignation was $413,138.

Grants of Plan Based Awards

The following table provides information regarding equity and non-equity awards granted to each of the named executives in 2006.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2),(3)			All Other Options Awards: Number of Securities Under-	Exercise or Base Price of Option	Grant Date Fair Value of
Name	Grant Date		Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)	lying Options (#)	Awards ($/Sh) (4)	Options Awards ($)(5)
Gerald McMahon	4/29/2006	(6)							83,333	7.50	518,650
	6/16/2006	(6)							83,333	6.48	448,450
	6/16/2006	(7)							166,667	6.48	931,200
	9/13/2006	(8)				0	284,400	284,400		3.66	—
	5/17/2006		0	200,489	200,489
Caroline M. Loewy(10)	6/23/2006	(9)							100,000	6.00	499,920
	9/13/2006	(8)				0	128,533	128,533		3.66	—
	6/23/2006		0	32,692	32,692
David A. Karlin	4/29/2006	(6)							41,666	7.50	259,325
	9/13/2006	(8)				0	145,200	145,200		3.66	—
	5/17/2006		0	67,601	67,601
Anna L. Wight	4/29/2006	(6)							41,666	7.50	259,325
	9/13/2006	(8)				0	93,108	93,108		3.66	—
	5/17/2006		0	47,385	47,385
Alan B. Glassberg(11)	7/24/2006	(9)							100,000	4.62	384,420
	9/13/2006	(8)				0	40,000	40,000		3.66	—
	7/24/2006		0	21,955	21,955
Susan D. Berland(12)	4/29/2006	(6)							41,666	7.50

(1)             The amounts shown in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards column reflect the payout levels for annual incentive bonus awards described in the Compensation Discussion and Analysis above. The target amount shown is a percentage of 2006 annual base salary as follows:  Dr. McMahon: 50%; Ms. Loewy: 25%; Dr. Karlin: 25%; Ms Wight: 20%; Dr. Glassberg: 25%  and Ms. Berland: 25%. The minimum pay out level is 0% of the target amount shown. The maximum payout level is 100% of the target amount. Our annual incentive awards program is described in more detail in the Compensation Discussion and Analysis.

(2)             The amounts shown in the Estimated Future Payouts Under Equity Incentive Plan Awards column are the pay out levels for stock options granted under our 2004 Plan described in the Compensation Discussion and Analysis above. The minimum pay out level is 0% of the target amount shown. The maximum pay out level is 100% of the target amount.

(3)             The grant of these options as a long-term incentive award is contingent upon shareholder approval of an amendment to increase the common shares authorized for issuance under our 2004 Plan, which proposal will be described in detail in our proxy statement for the 2007 annual meeting of shareholders. If such shareholder approval is not received, the options will terminate immediately following the 2007 annual meeting of shareholders.

(4)             The exercise price of the options is equal to the closing sale price of our common stock on the grant date as reported on The Nasdaq Capital Market.

(5)             The amount reported represents the full grant date fair value of the options granted to each named executive in 2006, determined in accordance with SFAS 123R. See Note 3, “Stock-Based Compensation,” of the notes to consolidated financial statements of the company set forth in our Annual Report on Form 10-K for fiscal year ended December 31, 2006 for the assumptions used in determining such fair value.

(6)             The option shown has a ten-year term and vests in equal monthly installments over the four years following the date of grant.

(7)             The option shown has a ten-year term and vests on the seven-year anniversary of the date of grant, subject to accelerated vesting, of up to 25% in each year, to the extent of the company’s actual achievement of the performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors.

(8)             The option shown was part of a special award granted to all employees to offset dilution resulting during 2005 and the first half of 2006 and is contingent upon shareholder approval of an amendment to increase the common shares authorized for issuance under our 2004 Plan, which proposal will be described in detail in our proxy statement for the 2007 annual meeting of shareholders. If such shareholder approval is not received, the options will terminate immediately following our 2007 annual meeting. Each option has a ten-year term and vests 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. Vesting of the first 50% of the option granted to each of Ms. Loewy and Dr. Glassberg accrues but is not credited until the month of his or her one-year anniversary as an executive officer of the company. Vesting of the second 50% of the option granted to each executive is subject to accelerated vesting, of up to 25% in each year, to the extent of the company’s actual achievement of the annual performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors.

(9)             The option shown was granted as a long-term incentive award when the executive joined the company in 2006, has a term of ten years and vests 25% one year after the date of grant and thereafter in equal monthly installments over the next three years.

(10)       Ms. Loewy became an executive officer of the company on June 23, 2006.

(11)       Dr. Glassberg became chief medical officer of the company on July 24, 2006. Dr. Glassberg resigned from this position on March 15, 2007, and his unvested stock options terminated on that date.

(12)       Ms. Berland resigned as chief financial officer of the Company on July 21, 2006, and her stock options have terminated. The grant date fair value, as determined in accordance with SFAS 123R, of the portion of Ms. Berland’s stock option grants that were forfeited upon her resignation was $413,138.

Employment Letter with Dr. McMahon.   We entered into an employment letter with Dr. McMahon on April 26, 2004. Under that employment letter, we agreed that Dr. McMahon will serve as our chief executive officer, commencing on May 11, 2004. The employment letter sets Dr. McMahon’s annualized base salary at $375,000 per year, subject to increase or decrease in the board’s discretion, and provides for cash bonuses of up to 50% of Dr. McMahon’s annual base salary, at the discretion of the board. Pursuant to the employment letter, Dr. McMahon received a ten-year stock option to purchase 91,666 shares of our common stock at an exercise price of $15.00 per share, which option vests 25% at the end of one year from date of grant and thereafter in equal monthly installments over the next three years and expires ten years from the date of grant. The employment letter provides for accrued vacation of four weeks per year and fringe benefits comparable to those payable to our other senior executives. The employment letter further contains nonsolicitation and noncompetition provisions that are effective during the term of Dr. McMahon’s employment and for one year thereafter. The term of the employment letter is four years (until May 11, 2008), subject to earlier termination by either party upon 30 days’ prior written notice. The severance and change of control agreements described under the heading “Potential Payments Upon Termination or Change of Control” below provide for certain termination benefits in the event that Dr. McMahon’s employment is terminated by us without cause or by him with good reason before or after a change of control of the company.

Salary and Cash Incentive Awards in Proportion to Total Compensation.   As discussed in the Compensation Discussion and Analysis, we believe that a substantial portion of each named executive’s compensation should be in the form of equity awards. The following table sets forth the percentage of each named executive’s total compensation we paid in the form of base salary and cash incentive awards for fiscal 2006.

Name	Percentage of Total Compensation
Gerald McMahon	49%
Caroline M. Loewy	58%
David A. Karlin	83%
Anna L. Wight	75%
Alan B. Glassberg	59%
Susan D. Berland	77%

Outstanding Equity Awards at Year-End 2006

The following table provides information relating to holdings of unexercised stock options by the named executives as of December 31, 2006. The options granted in 2006 also are disclosed in the Grants of Plan-Based Awards Table and the related compensation costs are disclosed in the Summary Compensation Table.

	Options Awards
	Number of Securities Underlying Unexercised Options(#)		Number of Securities Underlying Unexercised Options(#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option
Name	Exercisable		Unexercisable (1)		Unearned Options(#) (2),(4)	Exercise Price ($)	Option Expiration Date(3)
Gerald McMahon	59,205 15, 972 13,889 10,417		32,461 17,360 69,444 72,916 166,667	(4) (5)	284,400	15.00 12.90 7.50 6.48 6.48 3.66	5/18/2014 1/24/2015 4/29/2016 6/16/2016 6/16/2016 9/13/2016
Caroline M. Loewy	8,333 0		0 100,000	(6)	128,533	13.44 6.00 3.66	8/27/2014 6/23/2016 9/13/2016
David A. Karlin	14,757 6,945		26,909 34,721		145,200	3.72 7.50 3.66	7/1/2015 4/29/2016 9/13/2006
Anna L. Wight	712 2,500 2,500 9,999 18,332 5,972 4,306 2,917 6,945		0 0 0 0 0 694 2,360 3,748 34,721		93,108	7.50 84.38 35.64 16.80 2.82 16.14 15.00 7.44 7.50 3.66	12/15/2008 5/24/2010 5/22/2011 5/1/2012 1/30/2013 5/8/2013 5/18/2014 3/9/2015 4/29/2016 9/13/2016
Alan B. Glassberg	3,333 7,917	(8) (8)	0 0 100,000	(6),(7)	40,000 (7)	8.94 4.02 4.62 3.66	10/20/2014 6/15/2005 7/24/2016 9/13/2016
Susan D. Berland(9)	0		0		—	0	—

(1)           Unless otherwise noted, the options listed in this column vest in equal monthly installments over four years from the date of grant.

(2)           The grant of these options as an incentive equity award on September 13, 2006 is contingent upon shareholder approval of an amendment to increase the common shares authorized for issuance under our 2004 Plan, which proposal will be described in detail in our proxy statement for the 2007 annual meeting of shareholders. If such shareholder approval is not received, the options will terminate immediately following the 2007 annual meeting of shareholders.

(3)           All options expire ten years from the date of grant.

(4)           These options vest 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. Vesting of the first 50% of the option granted to each of Ms. Loewy and Dr. Glassberg accrues but is not credited until the month of his or her one-year anniversary as an executive of the company. Vesting of the second 50% of the option granted to each executive is subject to accelerated vesting, of up to 25% in each year, to the extent of the company’s actual achievement of the annual performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors.

(5)           The option vests on the seven-year anniversary after the date of grant, subject to accelerated vesting, of up to 25% in each year, to the extent of the company’s achievement of the performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors.

(6)           The options vest 25% one year after the date of grant and thereafter in equal monthly installments over the next three years.

(7)           Dr. Glassberg resigned as chief medical officer on March 15, 2007, and these stock options terminated on that date.

(8)           Reflects vested stock options received by Dr. Glassberg during his tenure as a director of the company.

(9)           Ms. Berland resigned as chief financial officer on July 21, 2006, and her stock options have terminated.

Option Exercises in 2006

None of the named executives exercised any stock options during 2006.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executive employees. Our executive officers are eligible to participate in our 401(k) defined contribution plan. At our discretion, we may contribute to each participant a matching contribution equal to 5% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution of $500. All of the named executives, except Dr. Glassberg, participated in our 401(k) plan during fiscal 2006 and received matching contributions.

Potential Payments Upon Termination or Change of Control

All of the named executives (other than Ms. Berland and Dr. Glassberg, who are no longer executive officers of the company) are parties to standard form executive severance and change of control agreements. The information below describes and quantifies certain compensation that would become payable under these agreements if the named executive’s employment had been terminated on December 31, 2006, based on the named executive’s compensation and service levels as of such date, and if applicable, based on the company’s closing stock price on December 29, 2006 (the last trading day of fiscal 2006). Payments and benefits payable under the executive severance and change of control agreements are in addition to benefits paid generally to salaried employees of the company, including distributions under the company’s 401(k) plan and accrued salary and vacation pay. The named executives are not entitled to any potential payments or benefits not otherwise available generally to salaried employees of the company in the event of termination of employment by the company for cause or by the executive without good reason or due to retirement.

Executive Severance Agreements

Termination by the Company without Cause or by the Executive for Good Reason Absent a Change of Control.   The executive severance agreements of Ms. Loewy, Dr. Karlin and Ms. Wight each provides that, if the executive is terminated without cause, or if the executive resigns for good reason, he or she is entitled to receive severance pay equal to 75% of current annual base salary, up to nine months’ medical and dental insurance benefits and, if applicable, reimbursement of excise taxes. Cash severance payments are in the form of salary continuation, payable at normal payroll intervals during the nine months following the date of termination. Each of these severance agreements runs for an initial term of one year and renews automatically for successive one-year periods unless either party gives nine months’ prior notice of non-renewal. Dr. McMahon’s executive severance agreement provides for a severance payment equal to 100% of current annual base salary, payable in the form of salary continuation for one year following the date of termination, up to one year’s medical and dental insurance benefits and, if applicable, reimbursement of excise taxes. Dr. McMahon’s severance agreement runs for an initial term of four years and renews automatically for successive two-year periods unless either party gives 90 days’ prior notice of non-renewal. In all cases, as a condition to receiving any severance payment, each executive must execute a general release of claims against the company in a form satisfactory to the company in its sole discretion. To the extent that severance payments and benefits under the change of control agreements described below are payable to the named executive, no payments will be made to such executive under his or her executive severance agreement.

The executive severance agreements define “cause” as:  a clear refusal to carry out any of the executive’s material lawful duties; a persistent failure to carry out any of the executive’s lawful duties after reasonable notice and an opportunity to correct the failure; violation by the executive of a state or federal criminal law involving a crime against the company or any other crime involving moral turpitude; the executive’s current abuse of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the executive; or any incident materially compromising the executive’s reputation or ability to represent the company with the public. “Good reason” includes a reduction of the executive’s annual base salary below the level in effect on the date of the agreement, regardless of any change in the executive’s duties; the assignment of the executive to any duties inconsistent with or resulting in a diminution of the executive’s position, duties or responsibilities (excluding actions of the company not taken in bad faith and promptly remedied); requiring the executive to be based at any office or location more than a designated number of miles from the city in which the executive currently is employed; or the company’s failure to properly assign the executive severance agreement to a successor entity.

The estimated net present values of severance and other benefits payable to each named executive, based on a hypothetical termination of employment by the company without cause or by the executive with good reason on December 31, 2006, in circumstances in which there is no change of control (as defined below) of the company, are set forth in the following table.

Name	Estimated net present value of cash severance payments ($)(1)	Estimated net present value of continued medical and dental benefits ($)(1)	Potential excise tax liability reimbursable by the company ($)(2)	Total ($)
Gerald McMahon	390,721	14,382	0	405,103
Caroline M. Loewy	182,642	10,783	0	193,425
David A. Karlin	197,549	9,293	0	206,842
Anna L. Wight	173,090	10,783	0	183,873
Alan B. Glassberg(3)	146,114	10,783	0	156,897
Susan D. Berland(4)	—	—	—	—

(1)          For purposes of determining the estimated net present value of these payments, a discount rate of 5% was used.

(2)          Reimbursement of excise tax is required only to the extent that any portion of the payments or benefits under the executive severance agreement or any benefits plan would be characterized as an “excess parachute payment” to the executive under Section 280G of the Code, giving rise to an excise tax payable by the executive under Section 4999 of the Code.

(3)          Dr. Glassberg resigned as chief medical officer on March 15, 2007, and his executive severance agreement terminated on that date. Dr. Glassberg did not receive any termination payments under his executive severance agreement in connection with the termination of his employment.

(4)          Ms. Berland resigned as chief financial officer on July 21, 2006, and her executive severance agreement terminated on that date. Ms. Berland did not receive any termination payments under her executive severance agreement in connection with the termination of her employment.

Termination due to Death or Total Disability Absent a Change of Control.   The executive severance agreement and the executive’s employment terminate automatically upon the death or total disability of the executive. “Total disability” is defined as the named executive’s inability to perform his or her essential duties for a period or periods aggregating 12 weeks in any 365 day period as a result of physical or mental illness, loss of legal capacity or any cause beyond the executive’s control, unless the executive is granted a leave of absence by our board of directors. If the executive’s employment is terminated by reason of death or total disability during the term of the severance agreement, the executive or his or her legal representative is entitled to receive continued medical and dental insurance benefits for up to nine months in the cases of Ms. Loewy, Dr. Karlin and Ms. Wight and for up to one year in the case of Dr. McMahon. The estimated net present values of these benefits are reflected in the preceding table.

Change of Control Agreements

Termination by the Company without Cause or by the Executive for Good Reason Following a Change of Control.   The change of control agreements provide each of the named executives with termination compensation if, within two years following a change of control of the company, the executive’s employment is terminated without cause or the executive terminates his or her employment for good reason. In such case, the named executive is entitled to receive an amount equal to 50% of the annual bonus that would have been paid but for the termination of employment or, if greater, the percentage of his or her annual bonus accrued through the date of termination; one year’s medical and dental insurance benefits; an amount as severance pay equal to 50% of his or her annual base salary (100% in the case of Dr. McMahon) for the fiscal year in which the date of termination occurs; and immediate vesting of all of the previously granted stock options held by the executive. All cash amounts are payable in a lump sum within ten working days of the date of termination. Under the terms of our 2004 Plan, all vested stock options expire three months after the date of termination of service. The agreements also provide for reimbursement of any excise taxes payable by the executive as a consequence of the payments or benefits received under the change of control agreement or any benefit plan of the company.

A “change of control” under the agreements is deemed to occur upon shareholder approval of certain mergers, consolidations or reorganizations of the company, the liquidation or dissolution of the company, or the sale of substantially all of the assets of the company; acquisition of beneficial ownership of  20% or more of the outstanding common stock or voting power of the company by a person or group of related persons, if such acquisition was not approved in advance by a majority of the incumbent directors; acquisition of beneficial ownership of 33% or more of the outstanding common stock or voting power of the company by a person or group of related persons, if such acquisition is approved in advance by a majority of the incumbent directors; or the failure of incumbent board members (or persons nominated or appointed by incumbent board members) to hold a majority of the seats on the company’s board of directors. The definitions of “cause” and “good reason” under the change of control agreements are substantially the same as those in the executive severance agreements described above. The change of control agreements of Ms. Loewy, Dr. Karlin and Ms. Wight each run for an initial one-year term and renew automatically for successive one-year periods unless either party gives 90 days’ prior written notice of non-renewal. Dr. McMahon’s change of control agreement runs for an initial term of four years and renews automatically for successive two-year periods unless either party gives 90 days’ prior written notice of non-renewal. If a change of control occurs, each agreement automatically renews and runs for a period of two additional years.

The estimated net present values of severance and other benefits payable to each named executive, based on a hypothetical termination of employment by the company without cause or by the executive with good reason on December 31, 2006, following a change of control of the company, are set forth in the table below.

Name	Estimated net present value of cash severance payments ($)(1)	Estimated net present value of continued medical and dental benefits ($)(1)	Estimated incremental value of accelerated vesting of stock options ($)(2)		Potential excise tax liability reimbursable by the company ($)(3)	Total ($)
Gerald McMahon	601,466	14,760	0	(4)	0	616,226
Caroline M. Loewy	162,500	14,760	0	(4)	0	177,260
David A. Karlin	169,003	12,720	34,444		0	216,167
Anna L. Wight	142,155	14,760	0	(4)	0	156,915
Alan B. Glassberg(5)	125,000	14,760	38,000		0	177,760
Susan D. Berland(6)	—	—	—		—	—

(1)          For purposes of determining the estimated net present value of these payments, a discount rate of 5% was used.

(2)          Reflects the estimated incremental value of accelerated vesting of all stock options held by the named executive on December 31, 2006, based on the excess of the closing price of our common stock at December 29, 2006 (the last trading day preceding December 31, 2006) over the exercise prices of such options.

(3)          Reimbursement of excise tax is required only to the extent that any portion of the payments or benefits under the change of control agreement or any benefits plan would be characterized as an “excess parachute payment” to the executive under Section 280G of the Code, giving rise to an excise tax payable by the executive under Section 4999 of the Code.

(4)          There is no value shown for accelerated vesting of stock options because the exercise prices of all unvested stock options held by the executive at December 31, 2006 were above $5.00 per share, the closing sale price of our common stock on December 29, 2006.

(5)          Dr. Glassberg resigned as chief medical officer on March 15, 2007 and his change of control agreement terminated on that date.

(6)          Ms. Berland resigned as chief financial officer on July 21, 2006 and her change of control agreement terminated on that date.

Termination due to Death or Total Disability Following a Change of Control.   The change of control agreement and the executive’s employment during the two years following a change of control terminate automatically upon the death or total disability of the named executive. “Total disability” is defined in the agreements as the named executive’s inability to perform his or her essential duties for a period or periods aggregating 12 weeks in any 365 day period as a result of physical or mental illness, loss of legal capacity or any cause beyond the executive’s control, unless the executive is granted a leave of absence by our board. If the executive’s employment is terminated by reason of death or total disability during the two years following a change of control of the company, the executive or his or her legal representatives are entitled to continued medical and dental insurance benefits for up to one year. The estimated net present values of these benefits are reflected in the preceding table.

Director Compensation

For 2006, non-employee directors received an annual fee of $20,000 for service on the board of directors, together with a fee of $1,500 for each in-person board meeting attended. Payment for attendance at telephonic board meetings was $500 for up to one hour, $1,000 for one to two hours and $1,500 for more than two hours. Non-employee directors also received a fee of $500 for attendance at each meeting of a committee on which they served. The audit committee chairman received an annual retainer in 2006 of $10,000, and each audit committee member received a 2006 annual retainer of $6,000. The chairmen of the compensation committee and the nominating and corporate governance committee received annual retainers in 2006 of $6,500. The members of each of the compensation committee and the nominating and corporate governance committee received a 2006 annual retainer of $4,000. We also reimburse each of our non-employee directors for reasonable travel expenses incurred in connection with attending board and board committee meetings. In 2006, we paid special cash awards of $50,000 each to Drs. Craves and Goldfischer in recognition of their past services in assisting and rendering financial advice in connection with financial and strategic opportunities and our April 2006 equity financing.

Non-employee directors also receive stock option grants under our Stock Option Grant Program for Nonemployee Directors, or the NED Program, which is administered under our 2004 Plan. Each new non-employee director, upon election or appointment to the board of directors, receives an initial option to purchase 8,333 shares of common stock at an exercise price equal to the fair market value per share of common stock on the grant date. In addition, each non-employee director automatically receives an annual option grant to purchase 3,333 shares of common stock following each annual meeting of shareholders at an exercise price equal to the fair market value per share of common stock on the grant date, provided that a non-employee director who has received the initial option grant for 8,333 shares of common stock within five months prior to any such annual meeting of shareholders, does not receive the annual option grant for such annual meeting. In addition to annual option grants under the NED Program, the equity awards subcommittee in 2006 approved special awards of stock options to each non-employee director (except Dr. Glassberg and Messrs. Simon and Martell) related to the closing of our 2006 equity financing. All options granted to non-employee directors under the NED Program have a term of ten years and vest 50% one year after the date of grant and 50% two years after the date of grant.

The following table presents information relating to total compensation of directors for the fiscal year ended December 31, 2006.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($) (3),(4), (5)		All Other Compensation ($)(6)	Total ($)
Fred B. Craves	35,000	91,011	(7)	50,000	176,011
E. Rolland Dickson	47,250	92,241	(7)		139,491
Alan B. Glassberg(8)	9,000	23,057			32,057
Carl S. Goldfischer	33,000	91,011	(7)	50,000	174,011
Robert M. Littauer	51,500	98,342	(7)		149,842
Ronald A. Martell(9)	31,500	11,802	(10)		43,302
Nicholas J. Simon III(11)	33,250	19,997	(12)		53,247
David R. Stevens	47,000	98,342	(7)		145,342
Alan A. Steigrod(13)	30,500	39,613	(7)		70,113

(1)          Gerald McMahon, our chief executive officer, president and chairman of the board, is not included in this table because he is an employee of the company and does not receive separate compensation for his services as a director. The compensation received by Dr. McMahon as an executive officer of the company is shown in the Summary Compensation Table above.

(2)          Includes all annual retainer fees, committee and chairmanship fees and meeting fees. All annual retainer fees are paid to board members, committee members and committee chairs semi-annually in advance of services, rather than in arrears. Accordingly, retainer fees for the first half of 2006 were paid in December 2005, and retainer fees for the second half of the 2006 were paid in June 2006.

(3)          The amounts reported in the Option Awards column represent the dollar amount recognized as stock-based compensation expense in 2006 for financial reporting purposes, related to stock options granted to each director in 2006 and prior years, excluding any reduction for estimated forfeitures, determined in accordance with SFAS 123R. See Note 3, “Stock-Based Compensation,” of the notes to consolidated financial statements of the company set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions used in determining such amounts.

(4)          All options reflected in this column have a ten-year term, vest 50% one year after the date of grant and 50% two years after the date of grant, and have an exercise price equal to the closing sales price of our common stock on the date that the option was granted.

(5)          At December 31, 2006, each director named in the table above held options for the following number of common shares:  Dr. Craves: 84,993; Dr. Dickson: 71,659; Dr. Glassberg: 111,250 (includes options for 100,000 shares received in his capacity as chief medical officer); Dr. Goldfischer: 92,494; Mr. Littauer: 50,831; Mr. Martell: 8,333; Mr. Simon: 8,333; Dr. Stevens: 50,831; and Mr. Steigrod: 70,826. The full grant date fair value of the options granted to each director in 2006, determined in accordance with SFAS 123R, was as follows:  Dr. Craves: $187,869; Dr. Dickson: $187,869; Dr. Glassberg: $0; Dr. Goldfisher: $187,869; Mr. Littauer: $187,869; Mr. Martell: $45,890; Mr. Simon; $58,705; Dr. Stevens: $187,869; and Mr. Steigrod: $187,869. See Note 3, “Stock-Based Compensation,” of the notes to consolidated financial statements of the company set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions used in determining such fair value.

(6)          Reflects special cash awards paid in recognition of past services in assisting and rendering financial advice to the company in connection with financial and strategic opportunities and our 2006 equity financing.

(7)          Reflects an option award to purchase 20,833 common shares at $ 7.50 per share granted on April 29, 2006 and an option award to purchase 7,500 common shares at $6.48 per share granted on June 16, 2006.

(8)          Dr. Glassberg’s term as a director expired on June 16, 2006. Dr. Glassberg joined the company as chief medical officer on July 24, 2006. This table reflects only the compensation that Dr. Glassberg earned in 2006 as a director. The compensation earned by Dr. Glassberg in 2006 as an executive officer of the company is shown in the Summary Compensation Table above. Dr. Glassberg resigned as chief medical officer on March 15, 2007.

(9)          Mr. Martell joined the board on June 26, 2006.

(10) Reflects NED Program option award to purchase 8,333 common shares at $6.00 per share granted on June 26, 2006.

(11) Mr. Simon joined the board on April 26, 2006.

(12) Reflects NED Program option award to purchase 8,333 common shares at $7.68 per share granted on April 26, 2006.

(13) Mr. Steigrod retired from the board on August 14, 2006. In connection with such retirement, the board approved the acceleration of vesting of all of Mr. Steigrod’s outstanding stock options. The incremental decrease in full grant date fair value that resulted from the acceleration of vesting of Mr. Steigrod’s stock options, determined in accordance SFAS 123R, was $100,731.

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee of our board of directors are independent directors, and none of them are present or past employees of the company, except Mr. Littauer, who served the company in various management positions from 1987 to 1996. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our compensation committee or board of directors.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership, as of April 11, 2007, of the company’s common stock by (a) each person known by the board of directors to beneficially own more than 5% of the outstanding common stock, (b) each director and nominee for director, (c) our chief executive officer and each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of the shares listed below have sole investment and voting power with respect to the shares.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Common Shares Outstanding(2)
MPM BioVentures III, L.P., MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III Parallel Fund, L.P. and MPM Asset Management Investors 2005 BVIII LLC(3)	7,748,092	31.5%
The John Hancock Tower 200 Carendon Street, 54th Floor Boston, MA 02116
Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P., Bay City Capital Management IV LLC and Bay City Capital LLC(4)	4,646,357	19.5%
750 Battery Street, Suite 400 San Francisco, CA 94111
Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund International Limited and James E. Flynn(5)	2,323,177	9.95%
780 Third Avenue, 37th Floor New York, NY 10017
Abingworth Management Limited(6)	1,548,784	6.7%
Princess House 38 Jermyn Street London, England SW1Y 6DN
Michael A. Roth and Brian J. Stark (as joint filers pursuant to Rule 13d-1(k))(7)	1,393,907	6.0%
3600 South Lake Drive St. Francis, WI 53235

OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly(8)	1,343,000	5.9%
767 Third Avenue, 30th Floor New York, NY 10017
Gerald McMahon(9)	130,696	*
Fred B. Craves(10)	4,736,123	19.8%
E. Rolland Dickson(11)	46,245	*
Carl S. Goldfischer(12)	4,716,353	19.7%
Robert M. Littauer(13)	25,000	*
Ronald A. Martell	0	*
Nicholas J. Simon, III(14)	7,748,092	31.5%
David R. Stevens(15)	30,750	*
Caroline M. Loewy(16)	8,333	*
David A. Karlin(17)	31,251	*
Anna L. Wight(18)	64,025	*
Alan B. Glassberg(19)	11,250	*
Susan D. Berland(20)	0	*
Directors and executive officers as a group (14 persons)(21)	12,901,761	49.4%

*                    Less than 1%

(1)          Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock owned as of April 11, 2007 and shares of common stock which are issuable within 60 days of April 11, 2007, including pursuant to options or warrants to purchase common stock, are deemed beneficially owned for computing the percentage of the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person.

(2)          Based on 22,808,233 shares of common stock outstanding on April 11, 2007.

(3)          Includes 1,785,713 shares of common stock issuable upon exercise of warrants and 4,167 shares of common stock subject to options issuable within 60 days. MPM BioVentures III GP, L.P. and MPM BioVentures III LLC (MPM III LLC) are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III, L.P., BioVentures III Parallel Fund, L.P. and MPM BioVentures III GmbH & Co. Beteiligungs KG (the MPM III Funds). Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas J. Simon III, Michael Steinzmetz and Kurt Wheeler are members of MPM III LLC and MPM Asset Management Investors 2005 BVIII LLC (AM 2005) and exercise voting and investment control over the securities owned by the MPM III Funds and AM 2005. Each such individual disclaims beneficial ownership of the securities held by the MPM III Funds and AM 2005. Mr. Simon is a director of the company and the record holder of the option shares beneficially owned by the MPM Funds and AM 2005.

(4)          Includes 1,071,428 shares of common stock issuable upon exercise of warrants. Bay City Management is general partner to Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (the BCC Funds) and has voting and investment control over the securities held by the BCC Funds. Such control is exercised by BCC as manager of Bay City Management. Fred B. Craves and Carl S. Goldfischer, directors of the company, are managers of Bay City Management and members and managing directors of BCC. Dr. Craves and Dr. Goldfischer each disclaims beneficial ownership of the securities held by the BCC Funds.

(5)          Includes 535,714 shares of common stock issuable upon exercise of warrants. Deerfield Capital, L.P. is the general partner of Deerfield Special Situations Funds, L.P. Deerfield Management, L.P. is the investment manager of the Deerfield Special Situations Fund International Limited. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. and Deerfield Management, L.P., respectively, and exercises voting and investment control over the securities owned by Deerfield Special Situations Funds, L.P. and Deerfield Special Situations Fund Limited, International (together, the Deerfield Funds). Mr. Flynn disclaims beneficial ownership of the securities held by the Deerfield Funds.

(6)          Includes 357,143 shares of common stock issuable upon exercise of warrants. Abingworth Management Ltd. is the investment manager of Abingworth Bioequities Master Fund Limited, Abingworth Bioventures IV LP, and Abingworth Bioventures IV Executives LP (the Abingworth Funds) and exercises voting and investment control over the securities owned by the Abingworth Funds. Dr. Joe Anderson, Mr. Michael Bigham, Dr. Stephen Bunting, Mr. David Leathers and Dr. Jonathan McQuitty comprise the investment committee of Abingworth Management Ltd. Each such individual disclaims beneficial ownership of the securities held by Abingworth Management Ltd. and the Abingworth Funds.

(7)          Includes 321,429 shares of common stock issuable upon exercise of warrants. All shares beneficially owned are held directly by Stark Master Fund, Ltd. Michael A. Roth and Brian J. Stark exercise voting and investment control over the securities owned by Stark Master Fund Ltd.  Messrs. Roth and Stark each disclaims beneficial ownership of the securities held by Stark Master Fund, Ltd.

(8)          OrbiMed Advisors LLC and OrbiMed Capital LLC hold these shares as investment advisors on behalf of Caduceus Capital Master Fund Limited, Caduceus Capital II, L.P., UBS Eucalyptus Fund LLC, PW Eucalyptus Fund Ltd. and HFR Sch Aggressive Master Trust, each of which has the right to receive or power to direct the receipt of dividends from, or proceeds from the sale of, the securities held on its behalf. Samuel D. Isaly is President of OrbiMed Advisors LLC and Managing Director of ObiMed Capital LLC. See Schedule 13G filed with the SEC on April 3, 2007.

(9)          Includes 129,863 shares of common stock subject to options exercisable within 60 days.

(10) Includes 3,574,928 shares of common stock beneficially owned by the BCC Funds (see note (4) above), 1,071,428 shares of common stock subject to warrants owned by BCC Funds and 49,162 shares of common stock subject to options exercisable within 60 days held by Dr. Craves. Dr. Craves disclaims beneficial ownership of the securities held by the BCC Funds.

(11) Includes 45,412 shares of common stock subject to options exercisable within 60 days.

(12) Consists of 3,574,928 shares of common stock beneficially owned by the BCC Funds (see note (4) above), 1,071,428 shares of common stock subject to warrants owned by BCC Funds and 66,663 shares of common stock subject to options exercisable within 60 days held by Dr. Goldfischer. Dr. Goldfischer disclaims beneficial ownership of the securities held by the BCC Funds.

(13) Includes 25,000 shares of common stock subject to options exercisable within 60 days.

(14) Consists of 7,748,092 shares of common stock beneficially owned by the MPM Funds and AM 2005 (see note (3) above).  Mr. Simon disclaims beneficial ownership of the securities held by the MPM Funds and AM 2005.

(15) Includes 25,000 shares of common stock subject to options exercisable within 60 days.

(16) Includes 8,333 shares of common stock subject to options exercisable within 60 days.  Ms. Loewy became an executive officer on June 23, 2006.

(17) Includes 31,251 shares of common stock subject to options exercisable within 60 days.

(18) Includes 60,744 shares of common stock subject to options exercisable within 60 days.

(19) Includes 11,250 shares of common stock subject to options exercisable within 60 days. Dr. Glassberg resigned as chief medical officer effective March 15, 2007.

(20) Ms. Berland resigned as chief financial officer effective July 21, 2006.

(21)   Includes 2,857,143 shares of common stock issuable upon exercise of warrants and 456,706 shares of common stock subject to options exercisable within 60 days.

Equity Compensation Plan Information

The following table presents information as of December 31, 2006 with respect to our compensation plans, including individual compensation arrangements, under which equity securities of the company are authorized for issuance to employees and non-employees of the company (such as directors, consultants, advisors, vendors, customers, suppliers or lenders):

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(#)
Equity Compensation Plans Approved by Shareholders(1)	1,659,613	10.50	293,197
Equity Compensation Plans Not Approved by Shareholders(2)	5,946,876	6.09	0
Total	7,606,489	7.05	293,197

(1)          Includes the 1991 Stock Option Plan for Non-Employee Directors (1991 Plan), the 1991 Restricted Stock Plan (Restricted Plan), the 1994 Stock Option Plan (1994 Plan), and the 2004 Plan. The 1991 Plan was terminated on March 31 2005 and the 1994 Plan was terminated on February 17, 2004. Accordingly, no further equity derivative securities can be issued under the 1991 and 1994 Plans. For a description of the foregoing plans, see Note 12 to the notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)          Reflects a warrant issued for placement agent services in connection with our April 2006 equity financing, warrants issued to financial institutions participating in a term loan, and a warrant issued to a consultant for investor relations services.

Item 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with its audit charter, the audit committee of our board of directors reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under the SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s Annual Report on Form 10-K and proxy statement. In addition, the audit committee reviews and approves or ratifies any related person transaction that is required to be disclosed. Any member of the audit committee who is a related person with respect to a transaction under review cannot participate in the deliberations or vote respecting approval or ratification of the transaction.

BCC, an affiliate of Bay City Management, is a financial advisor to and indirectly controls the Bay City Funds, which were among the lead investors in our $65 million equity financing that closed on April 26, 2006. Two of our directors, Dr. Fred Craves and Dr. Carl Goldfischer, are managing directors of BCC and possess capital and carried interests in the Bay City Funds. Nicholas J. Simon, who was named a company director following the financing, is affiliated with the MPM Funds and AM 2005, which also were lead investors in our April 2006 financing, and possesses capital and carried interests in the MPM Funds and AM 2005. The audit committee reviewed and approved or ratified the 2006 equity financing and related transactions.

Board Independence

The board of directors has determined that, with the exceptions of Drs. McMahon, Craves and Goldfischer, all of our current directors and director nominees are “independent directors” as defined in Rule 4200 of the Nasdaq Marketplace Rules.

Item 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees billed for professional services rendered by KPMG LLP for fiscal years 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005
Audit Fees(1)	$300,000	$236,000
Audit-Related Fees(2)	38,000	20,000
Tax Fees(3)	0	10,200
All Other Fees	0	0

(1)          Audit Fees consisted of fees for audit of our financial statements for fiscal years 2006 and 2005, respectively, and reviews of our quarterly financial statements. Additional audit fees in 2006 related to the audit of management’s report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)          Audit-Related Fees consisted principally of fees related to providing auditors’ consents for Form S-3 and S-8 registration statements filed with the SEC.

(3)          Tax Fees consisted of tax compliance, tax planning and tax advice.

The audit committee has considered and believes the provision of non-audit services is compatible with maintaining the independence of KPMG LLP. All of the hours expended on KPMG LLP’s engagement to audit our financial statements for fiscal years 2006 and 2005 were attributed to work performed by persons who are full-time, permanent employees of KPMG LLP.

Audit Committee Pre-Approval Policy

The audit committee of our board of directors has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent accountants. The policy is designed to ensure that the provision of these services does not impair the accountants’ independence. Under this policy, any services provided by the independent accountants, including audit, audit-related, tax and other services, must be specifically pre-approved by the audit committee. The audit committee may delegate pre-approval authority to one or more of its members. The audit committee does not delegate responsibilities to pre-approve services performed by the independent accountants to management. All audit and non-audit services provided by our independent accountants in 2006 were pre-approved by the audit committee.

PART IV

Item 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (3) Exhibits—See Exhibit Index filed herewith.

(b)         Exhibits—See Exhibit Index filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC.
(Registrant)
/s/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer

Date: April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:

/s/ GERALD MCMAHON	Chairman, President and	April 12, 2007
Gerald McMahon	Chief Executive Officer
/s/ FRED B. CRAVES	Director	April 12, 2007
Fred B. Craves
/s/ E. ROLLAND DICKSON	Director	April 12, 2007
E. Rolland Dickson
/s/ CARL S. GOLDFISCHER	Director	April 12, 2007
Carl S. Goldfischer
/s/ ROBERT M. LITTAUER	Director	April 12, 2007
Robert M. Littauer
/s/ DAVID R. STEVENS	Director	April 12, 2007
David R. Stevens
/s/ NICHOLAS J. SIMON III	Director	April 12, 2007
Nicholas J. Simon III
/s/ RONALD A. MARTELL	Director	April 12, 2007
Ronald A. Martell
/s/ MICHAEL K. JACKSON	Principal Accounting	April 12, 2007
Michael K. Jackson	Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(N)
3.2	Restated Bylaws, as amended March 28, 2006	(V)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.3	Reserved.
10.4	Indemnification Agreement (‡)	(H)
10.5	Stock Option Grant Program for Nonemployee Directors under the NeoRx 2004 Incentive Compensation Plan, as amended (‡)	(B)
10.6	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.7	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.8	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.9

Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(Y)
10.10	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.11	Facilities Lease dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.12	Amended and Restated 2004 Incentive Compensation Plan as amended and restated June 16, 2006 (‡)	(G)
10.13	Reserved.
10.14	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(L)
10.16	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.17	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.18	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.19	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(L)
10.20	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.21	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.22	Reserved.

10.23	Reserved.
10.24	Key Employee Severance Agreement dated as of July 11, 2006, between the Company and Michael K. Jackson (‡)	(X)
10.25	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.26	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.27	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy (‡)	(S)
10.28	Change of Control Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy (‡)	(S)
10.29	Executive Severance Agreement dated as of June 23, 2006, between the Company and Cheni Kwok (‡)	(S)
10.30	Change of Control Agreement dated as of July 1, 2006, between the Company and Cheni Kwok (‡)	(S)
10.31

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(U)
10.32	Form of Directors’ Indemnification Agreements (‡)	(K)
10.33	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W)
10.34	Loan and Security Agreement dated as of October 25, 2006, among the Company, Silicon Valley Bank and Merrill Lynch Capital	(J)
10.35	Secured Promissory Notes to Silicon Valley Bank and Merrill Lynch Capital	(J)
23.1	Consent of KPMG LLP	(**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	(Z)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(Z)
32.1	Section 1350 Certification of President and Chief Executive Officer	(**)
32.2	Section 1350 Certification of Chief Financial Officer	(**)

(**)	Previously filed with the Annual Report on Form 10-K filed on March 16, 2007.
(‡)	Management contract or compensatory plan.
(A)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(B)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2005, and incorporated herein by reference.
(C)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.
(D)	Reserved.
(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.
(F)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference.
(H)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
(I)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(J)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 31, 2006, and incorporated herein by reference.
(K)	Filed as an exhibit to the Company’s Current Reports on Form 8-K filed on April 28, 2006 and June 27, 2006, and incorporated herein by reference.
(L)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
(N)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006, and incorporated herein by reference.
(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(P)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 29, 2005, and incorporated herein by reference.
(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.
(R)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(S)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 23, 2006, and incorporated herein by reference.
(T)	Reserved.
(U)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(V)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference.
(W)	Filed as an exhibit to the Company’s Current Report Form 8-K filed on July 13, 2006 and incorporated herein by reference.
(X)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
(Y)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.
(Z)	Filed herewith.