Form 10-Q
period 2007-03-31
PONIARD PHARMACEUTICALS, INC.
filed 2007-05-10
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐   No ☒

As of May 3, 2007, 34,656,574 shares of the Registrant’s common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,635	$44,148
Cash—restricted	281	136
Investment securities	17,003	9,562
Prepaid expenses and other current assets	1,041	654
Total current assets	41,960	54,500
Facilities and equipment, net of depreciation of $739 and $686, respectively	707	525
Other assets	228	182
Assets held for sale	2,624	2,624
Licensed products, net of accumulated amortization of $1,068 and $764	10,932	11,236
Total assets	$56,451	$69,067
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$775
Accrued liabilities	3,053	2,520
Current portion of notes payable	3,979	3,906
Licensed products payable	—	5,000
Total current liabilities	7,784	12,201
Long-term liabilities:
Notes payable, net of current portion and discount of $1,559	9,144	9,975
Total long-term liabilities	9,144	9,975
Shareholders’ equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized: Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at March 31, 2007 and December 31, 2006 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized, 22,808,233 shares issued and outstanding at March 31, 2007 and December 31, 2006	456	456
Additional paid-in capital	326,512	326,025
Accumulated deficit, including other comprehensive income of $0 at March 31, 2007 and December 31, 2006	(287,449)	(279,594)
Total shareholders’ equity	39,523	46,891
Total liabilities and shareholders’ equity	$56,451	$69,067

See accompanying notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$—	$—
Operating expenses:
Research and development	5,500	2,523
General and administrative	2,400	1,513
Gain on sale of real estate and equipment	—	(37)
Total operating expenses	7,900	3,999
Loss from operations	(7,900)	(3,999)
Other income (expense):
Interest income	637	38
Interest expense	(466)	(1,838)
Total other (expense) income	171	(1,800)
Net loss	(7,729)	(5,799)
Preferred stock dividends	(125)	(125)
Net loss applicable to common shares	$(7,854)	$(5,924)
Loss per share:
Basic and diluted loss applicable to common shares	$(0.34)	$(1.04)
Weighted average common shares outstanding—basic and diluted	22,808	5,721

See accompanying notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,729)	$(5,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	67
Amortization of discount on notes payable	204	1,730
Amortization of discount on investment securities	(68)	—
(Gain) loss on disposal of real estate and equipment	—	(37)
Stock options and warrants issued for services	8	3
Stock-based employee compensation	479	245
Change in operating assets and liabilities:
Prepaid expenses and other assets	(387)	15
Accounts payable	(23)	327
Accrued liabilities	408	228
Net cash used in operating activities	(6,751)	(3,221)
Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,500	—
Purchases of investment securities	(8,874)	—
Facilities and equipment purchases	(235)	(47)
Proceeds from sales of equipment and facilities	—	64
Net cash (used in) provided by investing activities	(7,609)	17
Cash flows from financing activities:
Proceeds from bridge note payable	—	3,460
Payment of licensed product payable	(5,000)	—
Payment of principal on notes payable	(952)	(1,134)
(Increase) decrease in restricted cash	(145)	1,000
Payment of offering costs	(56)	(449)
Proceeds from stock options and warrants exercised	—	7
Net cash (used in) provided by financing activities	(6,153)	2,884
Net decrease in cash and cash equivalents	(20,513)	(320)
Cash and cash equivalents:
Beginning of period	44,148	3,523
End of period	$23,635	$3,203
Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$125	$125
Warrants and beneficial conversion feature	$—	$3,460
Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$268	$62

See accompanying notes to the consolidated financial statements.

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, all common stock-related amounts in this report have been adjusted to reflect our one-for-six reverse stock split effective September 22, 2006. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of March 31, 2007, the Company had net working capital of $34,176,000 and had an accumulated deficit of $287,449,000 with total shareholders’ equity of $39,523.

On April 30, 2007, the Company completed a public offering of 11,848,341 shares of its common stock at a public offering price of $6.33 per share. Net proceeds of the offering, after payment of underwriters’ discounts and commissions and deducting estimated expenses, were approximately $70,000,000. The Company believes that current cash, cash equivalent balances, investment securities balances and funds from the public offering will provide adequate resources to fund operations at least through the second quarter of 2009. See Note 8 for a discussion of the Company’s liquidity and capital resources.

The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the SEC and available on the SEC’s website, www.sec.gov.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006.

The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the expected operating results for the full year.

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

Note 2. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has been in a net operating loss position since its inception and has not recognized any tax benefits for any of its income tax positions as a result of a full valuation allowance. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements. Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred. Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that the Company utilizes the net operating loss carryforward’s from those years in its current or future tax returns.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows companies to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on the Company’s consolidated financial statements.

Note 3. Stock-Based Compensation

At March 31, 2007, the Company’s Amended and Restated 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. The Company’s 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company’s 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

The 2004 Plan, as amended and restated on September 13, 2006, authorizes the Company’s board or a committee appointed by the board to grant options to purchase a maximum aggregate of 4,166,666 shares of common stock, of which 2,500,000 shares are subject to shareholder approval at the Company’s 2007 annual meeting of shareholders to be held on June 14, 2007. The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except in the event of earlier termination of employment or service. Option grants for employees with less than one year of service generally become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/36th of the remaining balance per month over the following three years. Option grants for employees with more than one year of service and for employees receiving promotions become exercisable at a rate of 1/48th per month over the following four years. As of March 31, 2007, there were 1,362,371 shares of common stock available for issuance as new awards under the 2004 Plan.

On September 13, 2006, February 7, 2007 and February 27, 2007, the Company issued stock option grants to employees and consultants that are subject to shareholder approval of an increase in the number of shares authorized for issuance under the 2004 Plan at the Company’s 2007 annual meeting of shareholders. If the shareholders do not approve an increase in the number of shares authorized under the 2004 Plan, these grants will immediately be cancelled after the 2007 annual meeting. No portion of any options granted subject to shareholder approval is exercisable until the date on which the shareholders approve an increase in the number of shares authorized for issuance under the 2004 Plan. If shareholder approval is obtained, these grants would be exercisable to the extent vested. The Company has not recognized compensation expense for these grants, because a grant date as defined in SFAS 123R has not occurred. This is because the grant of these options is contingent upon shareholder approval, which cannot be assured. If shareholder approval is not received, these options will terminate following the annual meeting.

The Company recognized stock compensation expense of $479,000 and $245,000, for the three months ended March 31, 2007 and 2006, respectively. The remaining unrecognized compensation cost related to non-vested awards at March 31, 2007, was approximately $5,082,000 and the weighted-average period of time over which this cost will be recognized is 3.1 years.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods for the grants, which is generally the vesting period. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant any options during the three months ended March 31, 2006. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2007 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31, 2007
Expected term in years	6.05
Expected dividend rate	0.0%
Expected volatility factor	102.0%
Risk-free interest rate	4.65%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was $4.96.

The Company issues new shares of common stock upon exercise of stock options. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,660	10.50
Granted	93	6.04
Exercised	—	—
Forefeited/cancelled/expired	(110)	7.36
Outstanding at March 31, 2007	1,643	$10.46	7.6	$538
Exercisable at March 31, 2007	611	$16.81	5.1	$294

Cash proceeds and intrinsic value related to total stock options exercised during the three months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	Quarter Ended March 31,
	2007	2006
Proceeds from stock options exercised	$—	$7
Intrinsic value of stock options exercised	$—	$6

Note 4. Loss Per Common Share

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

	Quarter Ended March 31,
	2007	2006
Common stock options	1,642,544	717,379
Common stock warrants	5,946,876	1,400,554

In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2007 and 2006, respectively, because the effect of including such shares would not be dilutive.

Note 5. Comprehensive Loss

The Company’s comprehensive loss for the quarters ended March 31, 2007 and 2006 was $7,730,000 and $5,799,000, respectively. The comprehensive loss for the quarters ended March 31, 2007 and 2006 consisted of net loss of $7,729,000 and $5,799,000, respectively, and a net unrealized loss on investment securities of $1,000 and $0, respectively.

Note 6. Bridge Financing

On February 1, 2006, the Company received loan proceeds of $3,460,000 from private investors (the bridge financing). Pursuant to the bridge financing, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase an aggregate of 411,906 shares of common stock at an exercise price of $4.62 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants’ fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital through April 26, 2006, the date of the closing of the Company’s 2006 equity financing (see Note 8). The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the 2006 equity financing, the principal amount of the notes, together with approximately $63,000 of accrued interest thereon, automatically converted, at a conversion rate of $4.20 per share, into an aggregate of 838,976 shares of common stock.

Note 7. Picoplatin License and Amendment

In April 2004, the Company acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent. AnorMED, Inc. was acquired by Genzyme Corporation in November 2006. Under the terms of the agreement, the Company paid a one-time upfront milestone payment of $1,000,000 in its common stock and $1,000,000 in cash. The agreement also initially provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on net product sales after regulatory approval. The license agreement was amended on September 18, 2006 to modify several key financial terms and expand the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and $5,000,000 in cash on March 30, 2007. The amendment eliminates all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduces the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduces the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment and eliminates the sharing of sublicense revenues with Genzyme on and after September 18, 2007.

Note 8. Liquidity

The Company received approximately $61,945,000 in net cash proceeds from the sale of common stock and warrants, including the bridge financing, in April 2006 (the 2006 equity financing). The Company will need to raise additional capital or enter into strategic partnerships for the clinical development of its picoplatin platinum compound and other proposed product candidates.

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

On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, as amended December 2006 and February 2007, the Company committed to provide TSRI an aggregate of $2,500,000 over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including for the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by the Company to TSRI quarterly in accordance with a negotiated budget. On August 8, 2005, the Company made an initial funding payment to TSRI of $138,000. The Company paid TSRI $1,012,000 in 2006 and $129,000 in the first quarter of 2007, which amounts were charged to research and development expense. The agreement provides for additional aggregate funding payments of $1,221,000 during the balance of 2007.

On April 26, 2006, the Company completed the 2006 equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the 2006 equity financing, the Company issued to a group of institutional and other accredited investors an aggregate of 15,491,000 shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4,643,000 shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the financing, the Company issued an aggregate of

1,591,000 shares of common stock to the holders of its Series B preferred stock upon conversion of the outstanding Series B preferred shares (the Series B shares).

As a result of the completion of the 2006 equity financing and the conversion of the Series B shares, the Company’s outstanding common stock increased from approximately 5,722,000 shares to approximately 22,805,000 shares. Entities affiliated with MPM Capital Management (MPM) acquired beneficial ownership of 7,744,000 common shares, or approximately 31.5% of the common stock outstanding immediately following the 2006 equity financing. Entities affiliated with Bay City Capital LLC (BCC) acquired beneficial ownership of 4,646,000 common shares, or approximately 19.5% of the common shares outstanding immediately following the financing. See Note 10 below with respect to related person transactions.

In September 2006, the Company completed the relocation of its corporate headquarters to South San Francisco. The Company intends to maintain clinical and development and support activities and facilities in Seattle. The addition of the South San Francisco facility will result in a substantial increase in rent and operating costs of the Company. On July 10, 2006, the Company entered into an agreement with ARE-San Francisco No. 17 LLC to lease 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under the lease is approximately $542,000 and is subject to annual adjustments based on disbursements for tenant improvements and increases in the Consumer Price Index in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on the Company’s share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. Base rent and operating expenses paid by the Company during 2006 was $143,000. Annual operating expenses under the lease may increase substantially as the Company establishes laboratory facilities in the leased space. The Company may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

On October 25, 2006, the Company entered into a loan and security agreement (the loan agreement) with Silicon Valley Bank and Merrill Lynch Capital. Under the loan agreement, the Company obtained a $15,000,000 capital loan. The Company used $10,000,000 of the proceeds of the loan to fund its cash payment obligations to Genzyme Corporation (the successor to AnorMED, Inc.) under the picoplatin license amendment described in Note 7 above, and plans to use the remaining proceeds to support its late-stage clinical trials of picoplatin and general working capital needs. The loan is for a term of 42 months, maturing on April 1, 2010, with the first principal payment on November 1, 2006. Interest on the loan is fixed at 7.67%. An additional payment of $1,350,000 is due on the maturity date. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of the non-intellectual property assets of the Company. The loan agreement contains restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash of $7,500,000 during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of the Company’s obligations under the loan agreement.

The Company had cash, cash equivalents and investment securities balances totaling $40,638,000 at March 31, 2007. On April 30, 2007, the Company completed a public offering of 11,848,341 shares of its common stock at a public offering price of $6.33 per share (the public offering). Net proceeds of the public offering, after payment of underwriters’ discounts and commissions and deducting estimated expenses, were approximately $70,000,000. The Company believes that current cash and cash equivalent balances and funds from the public offering will provide adequate resources to fund operations at least through the second quarter of 2009. See Note 9 below.

The Company’s actual capital requirements will depend upon numerous factors, including:

•       the scope and timing of the Company’s picoplatin clinical program and other research and development efforts, including the progress and costs of the Company’s ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, as well as its ongoing Phase I/II trials in colorectal and prostate cancers;

•       the Company’s ability to obtain clinical supplies of picoplatin active pharmaceutical ingredient and finished drug product in a timely and cost-effective manner;

•       actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

•       the timing and amounts of proceeds from any sale of the Denton facility and assets;

•       the timing and amount of any milestone or other payments the Company might receive from potential strategic partners;

•       the Company’s degree of success in commercializing picoplatin or any other product candidates;

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

The Company had net operating loss carryforwards of approximately $62,300,000 available for future use as of December 31, 2006, which will expire from 2007 through 2026. During 2006, the Company experienced significant changes to its capital structure which resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the IRC). Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93,300,000 of the Company’s net operating loss carryforwards and $9,100,000 of the Company’s research and development credit carryforwards. The public offering completed on April 30, 2007, resulted in a significant change in the Company’s capital structure which will likely be considered to be an ownership change, as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation carryforwards available for use in future years will likely be further limited under IRC Sections 382 and 383.

There can be no assurance that the Company will be able to raise additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general and the life science capital market specifically may affect the Company’s potential financing sources and opportunities for strategic partnering.

Note 9. Subsequent Event—Completion of Public Offering

On April 30, 2007, the Company completed a public offering of 11,848,341 shares of its common stock at a public offering price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters’ discounts and commissions and deducting estimated expenses, were approximately $70,000,000. These proceeds will be used for the continued clinical and preclinical development of picoplatin, including funding the Company’s ongoing clinical trails in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital.

As a result of the completion of the public offering, the Company’s outstanding common stock increased from 22,808,233 shares to 34,656,574. Entities affiliated with MPM and BCC were purchasers in the public offering. Immediately following closing of the public offering, MPM beneficially owned approximately 8,648,000 shares of our common stock, or approximately 23.7% of the common shares outstanding.  BCC beneficially owned approximately 5,546,000 shares of our common stock, or approximately 15.5% of the common shares outstanding, immediately following the public offering.  See Note 10 below with respect to related party transactions.

Effective May 7, 2007, Ronald A. Martell, a member of the Company’s Board of Directors, was named President and Chief Operating Officer of Poniard Pharmaceuticals, Inc.

Note 10. Related Party Transactions

As described in Notes 8 and 9 above, MPM and BCC are significant shareholders of the Company. Nicholas J. Simon III, a director of the Company, is a general partner of certain of the MPM entities that acquired the Company’s common stock in the 2006 equity financing and in the public offering. In addition, two Company directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that acquired stock in the 2006 equity financing and in the public offering. The Company has agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the 2006 equity financing, to use its best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to the Company’s board of directors. Mr. Simon serves as MPM’s designee on the Company’s board. MPM and BCC have not named the other designee.

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

Poniard, Poniard Pharmaceuticals, NeoRx and associated logos are registered trademarks or tradenames of Poniard Pharmaceuticals, Inc. This report also contains trademarks, tradenames and service marks of other companies, which are the property of their respective owners.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended. For a more complete description, please refer to our Annual Report on Form 10-K, as amended.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

We had no revenue for either of the first quarters of 2007 and 2006.

Total operating expenses for the first quarter of 2007 increased 98% to $7.9 million, from $4.0 million for the first quarter of 2006.

Research and development (R&D) expenses increased 118% to $5.5 million for the first quarter of 2007, from $2.5 million for the first quarter of 2006. The increase in R&D expenses for the first quarter of 2007 resulted primarily from clinical costs associated with our picoplatin trials, of which approximately $1.7 million is attributable to start-up costs for our Phase III trial in small cell lung cancer. Also contributing to the increase were other picoplatin development related costs of approximately $0.8 million and general development costs of approximately $0.4 million.

General and administrative (G&A) expenses increased 59% to $2.4 million for the first quarter of 2007, from $1.5 million for the first quarter of 2006. The increase in G&A costs for the quarter ended March 31, 2007 is due primarily to increased personnel costs of $0.3 million, increased recorded stock option expense resulting from the adoption of Statement of Financial Accounting Standard 123R of $0.1 million and increased accounting fees of $0.1 million due to higher audit costs resulting from our status as an accelerated filer.

Interest expense for the three months ended March 31, 2007 decreased to $0.5 million from $1.8 million. The significant decrease in interest expense was due primarily to first quarter 2006 amortization of debt discount of $1.7 million compared to debt discount amortization of $0.2 million for the first quarter of 2007. The first quarter 2006 debt discount expensed represented 50% of the total debt discount of $3.46 million on the 2006 equity financing bridge notes (see section “Liquidity and Capital Resources” below), which had a term of four months, while the first quarter 2007 debt discount expensed represented 10% of the total debt discount of $1.9 million on the Silicon Valley Bank loan (see section “Liquidity and Capital Resources” below), which has a term of 42 months. The increase in interest income of $0.6 million for the quarter ended March 31, 2007 resulted primarily from interest earned from investing the net proceeds of our 2006 equity financing.

Cash, cash equivalents and investment securities balances as of March 31, 2007 were $40.6 million, compared with $53.7 million at December 31, 2006. On April 26, 2006, we completed an equity financing, in which we raised approximately $62.0 million in net cash proceeds through the private sale to institutional and other sophisticated investors of an aggregate of 15.5 million shares of common stock. The purchasers in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. In connection with the 2006 equity financing, we issued $3.5 million face amount of convertible promissory notes to investors on February 1, 2006 (the bridge financing). The notes provided for an interest rate of 8% per annum. We used the funds received in the bridge financing for working capital pending receipt of required shareholder approvals and other conditions to completion of the 2006 equity financing. The outstanding principal amount of the notes, together with $63,000 of accrued interest, automatically converted, at a conversion price of $4.20 per share, into approximately 839,000 shares of common stock at the closing of the equity financing.

On April 30, 2007, we received approximately $70 million in net proceeds from an underwritten, firm commitment public offering of 11,848,341 shares of our common stock. These proceeds will be used for the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trails in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital. We believe that current cash and cash equivalent balances and funds from the public offering will provide adequate resources to fund operations at least through the second quarter of 2009.

As discussed below, we currently are conducting multiple ongoing studies of picoplatin and, in April 2007, treated our first patient in our Phase III pivotal study in small cell lung cancer. In addition, in 2006, we relocated our corporate headquarters to South San Francisco into office space and laboratory facilities that are under a five-year lease. These, as well as increases in personnel, initiation of internal research programs and plans for continued future growth, are expected to result in significant increases in our operating costs, including research and development and administrative expenses. We will require substantial additional funding to support our picoplatin and other proposed clinical development programs and to fund our operations. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtail the scope of our picoplatin and other product development activities.

Major Research and Development Projects

Our major research and development project is picoplatin, a new-generation platinum-based cancer therapy that is designed to treat cancers that are resistant to existing platinum-based cancer therapies, to prolong time to relapse, and to have an improved safety profile relative to existing platinum-based cancer therapies. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on interim data from that ongoing study, initiated a Phase III trial of picoplatin in small cell lung cancer in the second quarter of 2007. In May 2006, we treated our first patients in separate Phase I/II studies evaluating picoplatin in the front-line treatment of advanced colorectal cancer and hormone refractory prostate cancer. We expect to complete patient enrollment in the dose-evaluation components of these trials and to initiate enrollment in the Phase II efficacy components of our colorectal study in the third quarter of 2007 and our prostate cancer study in the second quarter of 2007. We initiated patient enrollment in a Phase I trial of an oral formulation of picoplatin in April 2007. As of March 31, 2007, we have incurred external costs of approximately $18 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $1 million to $2 million and $23 million and $25 million, respectively, through 2008, including the cost of drug supply. Total estimated future costs of our picoplatin Phase I/II trial in colorectal cancer and our Phase I/II trial in hormone refractory prostate cancer are in the ranges of $11 million to $13 million and $5 million to $6 million, respectively, through 2008, including the cost of drug supply. Total estimated future costs of our Phase I trial in oral picoplatin are in the range of $2 million to $3 million through 2008, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

Summary of Research and Development Costs

	Quarter Ended March 31,
	2007	2006
	(in thousands)
Picoplatin	$4,008	$1,802
Discontinued programs	64	32
Other overhead and research costs	1,428	689
Total research and development costs	$5,500	$2,523

Completion of Public Offering

On April 30, 2007, we completed a public offering of 11,848,341 shares of our common stock at a public offering price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters’ commissions and deducting estimated expenses, were approximately $70.0 million. We plan to use these proceeds for the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trails in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital. We believe that current cash, cash equivalents, securities balances and funds from the public offering will provide adequate resources to fund operations at least through the second quarter of 2009.

As a result of the completion of the public offering, our outstanding common stock increased from 22.8 million shares to 34.7 million shares. Entities affiliated with MPM Capital Management, or MPM, and Bay City Capital LLC, or BCC, which prior to the public offering beneficially owned 31.5% and 19.5% shares of our common stock, respectively, participated as purchasers in the public offering. Immediately following closing of the public offering, MPM beneficially owned approximately 8.6 million shares of our common stock, or approximately 23.7% of our common shares outstanding. BCC beneficially owned approximately 5.5 million shares of our common stock, or approximately 15.5% of our common shares outstanding, immediately following the public offering. Nicholas J. Simon III, a director of our company, is a general partner of certain of the MPM entities that acquired common shares in the public offering. In addition, two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that acquired common shares in the public offering.

Liquidity and capital resources

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2007, we had net working capital of $34.2 million, an accumulated deficit of $287.4 million and total shareholders’ equity of $39.5 million.

We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the three months ended March 31, 2007 totaled $6.8 million. There were no revenues and other income sources for first quarter of 2007. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $40.6 million at March 31, 2007 compared to $53.7 million at December 31, 2006.

On April 30, 2007, we completed the public offering of common shares described under the heading “Completion of Public Offering” above. With the net proceeds of the public offering, estimated to be $70.0 million after payment of underwriting discounts and commissions and estimated offering expenses, we believe that our cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least through the second quarter of 2009.

On April 26, 2006, we completed an equity financing, pursuant to which we issued to a group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. We received $62.0 million in net proceeds from the 2006 equity financing, which, along with the net proceed received from our April 2007 public offering, we intend to use to fund our picoplatin clinical program and general working capital needs. Concurrent with the closing of the 2006 equity financing, we issued an aggregate of 1.6 million shares of common stock to the holders of our Series B preferred stock upon conversion of their outstanding Series B preferred shares. As a result of the completion of the 2006 equity financing and the conversion of the Series B preferred shares, our outstanding common stock increased from approximately 5.7 million shares to approximately 22.8 million shares.

In connection with our 2006 equity financing, we entered into a letter agreement with Texas State Bank, pursuant to which we agreed to accelerate the maturity date of our promissory note with the Bank to June 5, 2006. The Texas State Bank note, which was secured by our radiopharmaceutical plant and other STR assets located in Denton, Texas, had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). We paid off the outstanding balance of the note, $2.7 million, on May 23, 2006.

We completed the relocation of our corporate headquarters to South San Francisco in September 2006. We intend to maintain our current clinical and development and support activities in Seattle. The addition of 17,045 square feet of office and laboratory space leased in South San Francisco facility will result in a substantial increase in our future rent and operating costs. Under the lease agreement dated July 10, 2006, the annual base rent for the leased facilities is approximately $542,000 and is subject to annual adjustment based on disbursements for tenant improvements and increases in the Consumer Price Index in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on our share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. We paid total rent (base rent and additional rent based on our share of project operating expenses) during 2006 of $143,000. We estimate total rent payable by us during 2007 will be approximately $542,000. Annual operating expenses payable under the lease may increase substantially as we establish laboratory facilities in the leased space. The initial term of the lease is 60 months. We may, upon written notice delivered at least nine months prior to expiration of the initial lease term, extend the lease for an additional three years, with rent payable at the then market rate.

In April 2004, we acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. AnorMED was acquired by Genzyme Corporation in November 2006. Under the terms of the original agreement, we paid a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The original agreement provided for development and commercialization milestone payments of up to $13.0 million, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of net product sales after regulatory approval. The parties executed an amendment to the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and $5.0 million in cash on March 30, 2007. The amendment eliminates $8.0 in development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduces the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduces the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment and eliminates the sharing of sublicense revenues on and after September 18, 2007.

On October 25, 2006, we entered into a loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital, pursuant to which we obtained a $15.0 million capital loan. We have used $10.0 million of the proceeds of the loan to fund our cash payment obligations to Genzyme under license agreement amendment and plan to use the remaining proceeds to support our late-stage clinical trials of picoplatin and general working capital needs. The loan is for a term of 42 months and matures on April 1, 2010. We are required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1.35 million additional payment upon the maturity date of the loan. This additional payment will be accreted to the note payable balance over the term of the loan using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7.5 million during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of our payment obligations under the loan agreement.

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended in December 2006 and February 2007, we committed to provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors and focal adhesion kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use, enhance and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. On August 8, 2005, we made an initial funding payment to TSRI of approximately $0.2 million. We paid TSRI total funding payments of $1.0 million in 2006 and $0.1 million in the first quarter of 2007, which amounts were charged to R&D expense. The agreement provides for aggregate additional funding payments of $1.2 million during the balance of 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

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

Our actual capital requirements will depend upon numerous factors, including:

•       the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, as well as our ongoing Phase I/II studies in colorectal and prostate cancers;

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

During 2006, we experienced significant changes to our capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93.3 million of our net operating loss carryforwards and $9.1 million of our research and development credit carryforwards. We had net operating loss carryforwards of approximately $62.3 million available for future use as of December 31, 2006, which will expire from 2007 through 2026. The public offering completed on April 30, 2007, resulted in a significant change in our capital structure which will likely be considered to be an ownership change, as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation carryforwards available for use in future years will likely be further limited under IRC Sections 382 and 383.

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

At March 31, 2007, we had the following contractual obligations (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt obligations:
Notes payable (2) (3)	$15,044	$4,879	$9,758	$407	$—
Operating lease obligations:
Seattle office space	1,268	548	720	—	—
South San Francisco premises (1)	2,318	535	1,070	713	—
	3,586	1,083	1,790	713	—
Purchase obligations:
Scripps research collaboration	1,222	1,222	—	—	—
Total	$19,852	$7,184	$11,548	$1,120	$—

(1)          Lease executed in July 2006. See discussion above for details.

(2)          Amounts include interest payments.

(3)          Amount in “Total” column includes total principal payment of $13,123 as refected on the Condensed Consolidated Balance Sheet as of ended March 31, 2007.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s debt securities included in its investment portfolio. The Company does not have any derivative financial instruments. The Company invests in money market funds, debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2007, the Company owned government debt instruments totaling $2.6 million and owned corporate debt securities totaling $8.9 million. The Company’s exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of up to two years and securities with variable interest rates. All government debt instruments and corporate debt securities owned by the Company at March 31, 2007 had maturities of less than one year.

The Company’s only material outstanding debt is its loan obligation to Silicon Valley Bank and Merrill Lynch Capital. The outstanding balance of this loan was $13.1 million on March 31, 2007. The loan, which matures on April 1, 2010, bears interest at a fixed rate of 7.67%. The occurrence of an event of default under the loan, as described above, would increase the applicable rate of interest by 5% during the continuance of the event of default and could result in acceleration of the Company’s payment obligations under the loan agreement.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2007, these disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have not been profitable since our formation in 1984. As of March 31, 2007, we had an accumulated deficit of $287.4 million. Our net loss for the quarter ended March 31, 2007 was $7.7 million. We had net losses of $23.3 million for the year ended December 31, 2006 and $21.0 million for the year ended December 31, 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenue from product sales. In May 2005, we announced the discontinuation of our skeletal targeted radiotherapy, or STR, development program as part of a strategic plan to refocus our limited resources on the development of picoplatin, a platinum-based cancer therapy. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available for several years, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our clinical trials and increase our research and development activities and seek to commercialize picoplatin or any future product candidates.

Our ability to achieve long-term profitability is dependent upon achieving successful results in clinical trials and obtaining regulatory approvals for our picoplatin product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital to develop and commercialize our product candidates and fund operations, and our future access to capital is uncertain and additional financing may have dilutive or adverse effects on our stockholders.

It is expensive to develop cancer therapy products and conduct clinical trials for these products. We have not generated revenue from the commercialization of any product, and we expect to continue to incur substantial net operating losses and negative cash flows from operations for the foreseeable future. On April 30, 2007, we completed a $75.0 million equity financing; however, we will require substantial additional funding to develop and commercialize picoplatin and any other proposed products and to fund our future operations.

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

We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and in the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, our shareholders may experience substantial dilution, and new investors could have rights superior to current security holders. If we are unable to obtain sufficient additional cash when needed, we may be forced to reduce expenses through the delay, reduction or curtailment of our picoplatin and other development and commercialization activities.

The amount of additional financing we will require in the future will depend on a number of factors, including:

•       the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, as well as our ongoing Phase I/II trials in colorectal and prostate cancers;

•       our ability to obtain clinical supplies of picoplatin active pharmaceutical ingredient and finished drug product in a timely and cost effective manner;

•       actions taken by the FDA and other regulatory authorities;

•       the timing and amount of proceeds from any sale of the Denton facility and assets;

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

Our potential products must undergo rigorous clinical testing and regulatory approvals, which are costly and time consuming, and may subject us to unanticipated delays or prevent us from marketing any products.

The manufacture and marketing of our picoplatin product candidate and our research and development activities are subject to regulation for safety, efficacy and quality by the FDA in the United States and by comparable regulatory authorities in foreign countries.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially depending on the type, complexity and novelty of the products involved. We will not be able to commercialize our product candidates until we obtain regulatory approvals, and consequently any delay in obtaining, or our inability to obtain, regulatory approvals could harm our business. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies.

If we violate regulatory requirements at any stage, whether before or after our marketing approval is obtained, we may be fined, forced to remove a product from the market or experience other adverse consequences, including delay of the approval of our marketing applications, which would materially harm our business and financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion and could be required to conduct post-marketing studies on the safety or effectiveness of our products. If we or other parties identify serious side effects after any of our products are on the market, or if manufacturing or regulatory problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and/or additional marketing applications may be required.

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

We completed enrollment in our Phase II clinical trial of picoplatin in small cell lung cancer in August 2006, and we continue to treat and follow patients on this study for survival. This Phase II study is an open-label, multi-center trial evaluating picoplatin in patients with small cell lung cancer that did not respond to, or who relapsed within six months after completing prior platinum-containing chemotherapy. The endpoints of the trial include survival, response rate (tumor shrinkage), duration of response and time to progression.

Based upon positive interim overall survival data from our Phase II study, we have initiated an our international, multi-center randomized Phase III SPEAR pivotal trial of picoplatin in small cell lung cancer. The Phase III trial, which is being conducted pursuant to a Special Protocol Assessment, or SPA, with the FDA, is designed to compare the efficacy and safety of picoplatin plus best supportive care with best supportive care alone as a second-line therapy. The study is expected to enroll approximately 400 patients with small cell lung cancer whose disease did not respond to a first-line platinum-containing (cisplatin or carboplatin) chemotherapy regimen or whose disease responded initially to first-line platinum-containing therapy, but then progressed within six months after completion of treatment. Patients are being randomized on a 2:1 ratio to receive picoplatin plus best supportive care or best supportive care alone. The primary endpoint of the study is improved overall survival as measured in time from randomization to death. Secondary endpoints include overall response rates, disease control and progression-free survival. We currently estimate that the study will take approximately 20 months to complete; however, the actual time to completion of the study will depend on the rate of patient enrollment, survival times of all patients in the trial, as well as other factors such as patient performance status, extent of disease and the risks and uncertainties described in this report.

In May 2006, we treated our first patient in our Phase I/II study of picoplatin in the first-line treatment of patients with metastatic colorectal cancer. This study is designed to determine the safety and efficacy of picoplatin substituted for oxaliplatin in the FOLFOX regimen (combination of chemotherapy agents 5-fluorouracil, leucovorin and oxaliplatin) to treat patients newly diagnosed with metastatic disease. Also in May 2006, we enrolled our first patient in our Phase I/II trial of picoplatin in the first-line treatment of patients with hormone-refractory prostate cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with the chemotherapy agent docetaxel (Taxotere®). We anticipate completing enrollment of the Phase I dose-evaluation components of these trials and initiating enrollment in the Phase II efficacy components of our colorectal cancer study in the third quarter of 2007 and our prostate cancer study in the second quarter of 2007. Endpoints of these studies will include safety, disease reduction, time to progression, progression-free survival and overall survival.

The actual times for initiation and completion of our picoplatin clinical trials depend upon numerous factors, including:

•       approvals and other actions by the FDA and other regulatory agencies and the timing thereof;

•       our ability to open clinical sites;

•       our ability to recruit and enroll qualified patients into our studies;

•       our ability to obtain sufficient, reliable and affordable supplies of the picoplatin active pharmaceutical ingredient and finished drug product;

•       our ability to obtain adequate additional funding or enter into strategic partnerships;

•       the extent of competing trials at the clinical institutions where we conduct our trials;

•       reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•       obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•       failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•       inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•       unforeseen safety issues;

•       the extent of scheduling conflicts with participating clinicians and clinical institutions; and

•       the identified endpoints of the studies, the extent of patient disease and patient performance status.

We may not initiate, advance or complete our picoplatin or any other proposed clinical studies as projected or achieve successful results.

We will rely on academic institutions and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving picoplatin. Further, to the extent that we now or in the future participate in collaborative arrangements in connection with the development and commercialization of our proposed products, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to initiate, advance or complete, or experience delays in or are forced to curtail our current or planned clinical trials, our stock price and our ability to conduct our business could be materially negatively affected.

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

If we cannot negotiate and maintain licenses or collaborative arrangements with third parties, our research, development, manufacturing, sales and marketing activities may not be cost-effective or successful.

Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, manufacture, sale, marketing and distribution of picoplatin and any other future product candidates in the United States and Europe.

We have entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at our cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time we paid a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The original agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and an additional $5.0 million in cash on March 30, 2007. The amendment eliminates all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduces the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduces the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment and eliminates the sharing of sublicense revenues with Genzyme on and after September 18, 2007. We began dosing patients in the second quarter of 2007 in our single pivotal Phase III SPEAR trial under our approved SPA. If successful, this trial will be the basis of a NDA targeted for submission in 2009. However, because we cannot predict the length of time to regulatory approval, if any, or the extent of annual sales, if any, of picoplatin, we are unable to predict when or if the milestone and royalty payments under our license agreement with Genzyme may be triggered. The license agreement may be terminated by either party for breach, or if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to Genzyme. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country. If Genzyme were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our current and planned picoplatin clinical studies.

On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended in December 2006 and February 2007, we will provide TSRI an aggregate of $2.5 million over a 26-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors and focal adhesion kinase inhibitors as therapeutic agents, including for the treatment of cancer. We have the option to negotiate a worldwide exclusive license to use and develop any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with a negotiated budget. We made an initial funding payment to TSRI of approximately $0.2 million, on August 8, 2005. We paid TSRI total funding payments of $1.0 million in 2006 and $0.1 million in the first quarter of 2007, which amounts were charged to R&D expense. The agreement provides for aggregate additional funding payments of $1.2 million during the balance of 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

We are dependent on third-party suppliers for the timely delivery of materials and services and may experience future interruptions in supply.

For our picoplatin product candidate to be successful, we need sufficient, reliable and affordable supplies of the picoplatin active pharmaceutical ingredient, or API, and finished drug product. Sources of these supplies may be limited, and third-party suppliers may be unable to manufacture picoplatin API and finished drug product in amounts and at prices necessary to successfully commercialize our picoplatin product. Moreover, third-party manufacturers must continuously adhere to current Good Manufacturing Practice, or cGMP, regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant a New Drug Application NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or suppliers fails to comply with these requirements, we may be subject to regulatory action.

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

We also rely on third-party contractors to perform for us, or assist us with, the set-up, conduct, support and management of our clinical studies. Because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their contractual duties or obligations, do not meet expected deadlines, or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reasons, we may need to enter into new arrangements with alternative third parties. If any of these circumstances were to occur, our clinical trials may be extended, delayed or terminated or may need to be repeated, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials, and we may be subject to regulatory action.

We currently have no sales and marketing staff or distribution organization. If we are unable to develop sales, marketing and distribution capabilities on our own or through collaborations with corporate partners, we may not be successful in commercializing our future products.

None of our current employees has experience selling, marketing or distributing therapeutic products. To the extent we are successful in obtaining approval for the commercial sale of picoplatin or any other product candidate, we may need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner or on terms acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position. If we are not successful in commercializing any future products, either on our own or through collaborations with one or more parties, our future product revenue will suffer and we may incur significant additional losses.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum-refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer and other platinum-based therapeutics. Large pharmaceutical/biotechnology companies, including Bristol-Myer Squibb Company, Bayer Schering Pharma AG, Dainippon Sumitomo Pharma Co. Ltd., Eli Lilly and Company, GlaxoSmithKline PLC, Novartis AG, Pfizer Inc., Genentech, Inc., Shionogi & Co. Ltd., SK Pharma and Sanofi-Aventis Group, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of small cell lung cancer or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of small cell lung cancer and other platinum-based therapeutics, including Aeterna Zentaris Inc., Access Pharmaceuticals Inc., GPC Biotech AG, Onyx Pharmaceuticals Inc., Pharmion Corporation, Sunesis Pharmaceuticals Inc., Keryx Biopharmaceuticals Inc., Transave Inc., Vion Pharmaceuticals Inc., PharmaMar (Zeltia Group), ImmunoGen, Inc., Meabco A/S, Antigenics, Inc., Ipsen Group and Menarini Group. As we expand the utility of picoplatin into other oncology indications such as prostate and colon cancers, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin or any other proposed product candidates less competitive, uneconomical or obsolete.

Even if any of our drug candidates receives regulatory approval, our drug candidates will still be subject to extensive post-marketing regulation.

If we or our collaborators receive regulatory approval for our drug candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as cGMP regulations and continued adverse event reporting requirements. We may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such drugs.

If any of our drug candidates receive U.S. regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which such drugs may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. Failure to comply with applicable regulatory requirements may result in:

•       issuance of warning letters by the FDA;

•       imposition of fines and other civil penalties;

•       criminal prosecutions;

•       injunctions, suspensions or revocations of marketing licenses;

•       suspension of any ongoing clinical trials;

•       suspension of manufacturing;

•       delays in commercialization;

•       refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;

•       refusals to permit drugs to be imported to or exported from the United States;

•       restrictions on operations, including costly new manufacturing requirements; and

•       product recalls or seizures.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

As a result of our 2006 and 2007 stock offerings, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used by us in future years may be limited.

During 2006, we experienced significant changes to our capital structure which resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93.3 million of our net operating loss carryforwards and $9.1 million of our research and development credit carryforwards. As of December 31, 2006, we had net operating loss carryforwards of approximately $62.3 million available for future use which will expire from 2007 through 2026. Our public offering completed on April 30, 2007, resulted in a significant change to our capital structure which will likely be considered to be an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years will likely be further limited under IRC Sections 382 and 383.

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

In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on US Patent Number 5,665,771 (expiring February 7, 2016), which is licensed to us by Genzyme, and additional licensed patents expiring in 2016 covering picoplatin in Europe. The FDA has also designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. If approved, we may also be able to extend the term of a U.S. patent covering picoplatin under the Hatch-Waxman Act, which Act permits the extension of the term of a United States Patent on a new drug for up to a maximum of five years. We intend to submit an application for orphan drug status for small cell lung cancer in Europe during 2007 which, if granted, would also entitle us to exclusive marketing rights in Europe for ten years following market approval. Additional potential avenues exist which may supplement patent protection and exclusivity for our picoplatin product in Europe.

Under our license agreement with Genzyme, Genzyme retains the right to prosecute its patent applications and maintain all licensed patents, with us reimbursing such expenses. We have the right to sue any third party infringers of the picoplatin patents. If we do not file suit, Genzyme, in its sole discretion, has the right to sue the infringer at its expense. U.S. Patent 5,665,771 is co-owned by Genzyme and a third party, which has exclusively licensed its rights to the patent to Genzyme (as successor to AnorMED, Inc.).

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

In April 2003, we received $10.0 million from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain non-core patents and patent applications. BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc., its subsidiary, Cordis Corporation, and Guidant Corporation, alleging infringement of such patents. In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents. BSC subsequently withdrew three of the patents from the litigation, including the patents that were assigned to BSC. BSC acquired Guidant in April 2006. On April 4, 2007, the court issued a summary judgment that the defendants did not infringe the patents licensed to BSC. Although we were not a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits. It is possible that BSC, due to its lack of success with its claims, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003. We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

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

Alan Glassberg, M.D. resigned as our chief medical officer effective March 15, 2007. Although Dr. Glassberg was an executive officer of the company, we did not experience any material disruptions as a consequence of his resignation. Dr. Glassberg serves on our clinical advisory board and provides us consulting services.

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

As of May 3, 2007, we had a total workforce of 38 full-time employees and 5 part-time employees. In September 2006, we moved our corporate headquarters to newly leased facilities in South San Francisco. We intend to maintain clinical development and support activities and facilities in Seattle and do not have plans to relocate any of our 29 employees currently in Seattle. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our principal executive offices are in South San Francisco, California and we maintain clinical development and support activities in Seattle, Washington. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

Risks Relating to Our Securities

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

If our common stock were to be delisted from The Nasdaq Capital Market, and our trading price remained below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our stock price is volatile and, as a result, you could lose some or all of your investment.

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In the quarter ended March 31, 2007, the reported high and low closing sale prices of our common stock were $6.25 and $4.72. In 2006, the reported high and low closing sale prices were $9.42 and $3.00. The reported high and low closing sale prices during the period from January 3, 2006 through September 22, 2006 (the last trading day preceding the effectiveness of our one-for-six reverse stock split) were $1.57 and $0.50. The reported high and low closing sale prices during the period from September 25, 2006 through December 31, 2006 (after the effective date of the reverse stock split) were $7.74 and $3.00. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

As a result of our 2006 and 2007 stock offerings, the number of shares of our common stock outstanding increased substantially and certain investors beneficially own significant blocks of our common stock; such common shares are generally available for resale in the public market.

On April 26, 2006, we completed a $65.0 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the 2006 equity financing, we issued to a small group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the 2006 equity financing, we issued an aggregate of 1.6 million shares of common stock to the holders of our Series B preferred stock upon conversion of their outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 139,000 common shares. As a result of the completion of the 2006 equity financing, our outstanding common stock increased from 5.7 million shares to approximately 22.8 million shares. On April 30, 2007, we completed a $75.0 million public offering, pursuant to which we sold 11,848,341 shares of our common stock at a public offering price of $6.33 per share. As a result of the completion of the public offering, our outstanding common stock increased from 22.8 million shares to approximately 34.7 million shares. Both the 2006 and 2007 stock offerings have resulted in substantial dilution to shareholders who held our common stock prior to those offerings. Entities affiliated with MPM and BCC participated as purchasers in both our 2006 equity financing and our 2007 public offering. Immediately following closing of our public offering, MPM beneficially owned approximately 8.6 million shares of our common stock, or approximately 23.7% of our common shares outstanding. BCC beneficially owned approximately 5.5 million shares of our common stock, or approximately 15.5% of our common shares outstanding, immediately following the public offering. Nicholas J. Simon III, a director of our company, is a general partner of certain of the MPM entities that acquired common shares in the stock offerings. In addition, two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that acquired common shares in the stock offerings.

We maintain an effective registration statement with the SEC covering the resale of the 15.5 million shares of common stock issued in our 2006 equity financing and the 4.6 million shares of common stock issuable upon exercise of the warrants. Accordingly, these shares are generally available for immediate resale in the public market. In addition, the approximately 1.6 million shares of common stock issued upon conversion of the Series B preferred stock currently are available for immediate resale pursuant to a registration statement or an exemption from registration under Rule 144(k) of the Securities Act of 1933, as amended. All of the shares acquired by purchasers in our public offering are freely resalable in the public market, except for common shares acquired by MPM and BCC, which can be resold after termination of lock-up periods expiring on July 23, 2007. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Our largest shareholders may take actions that are contrary to your interests, including selling their stock.

A small number of our shareholders hold a significant amount of our outstanding stock. These shareholders may support competing transactions and have interests that are different from yours. Sales of a large number of shares of our stock by these large shareholders or other shareholders within a short period of time could adversely affect our stock price.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.

We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional financing, we may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws.

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

After the five-year period, a significant business transaction may occur if it complies with “fair price” provisions specified in the statute. A corporation may not opt out of this statute. This provision may have an anti-takeover effect with respect to transactions that our board does not approve in advance.

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

PONIARD PHARMACEUTICAL, INC. (Registrant)
Date: May 10, 2007	By:	/s/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(N)
3.2	Restated Bylaws, as amended March 28, 2006	(V)
10.1	Restated 1994 Stock Option Plan (‡)	(F)
10.2	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)
10.3	Reserved.
10.4	Indemnification Agreement (‡)	(H)
10.5	Stock Option Grant Program for Nonemployee Directors under the 2004 Incentive Compensation Plan, as amended (‡)	(B)
10.6	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.7	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer (‡)	(I)
10.8	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.9

Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.

(Y)
10.10	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)
10.11	Facilities Lease dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.12	Amended and Restated 2004 Incentive Compensation Plan as amended and restated June 16, 2006 (‡)	(G)
10.13	Reserved.
10.14	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(L)
10.16	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight (‡)	(C)
10.17	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.18	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin (‡)	(P)
10.19	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon (‡)	(L)

10.20	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.21	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon (‡)	(R)
10.22	Key Executive Severance Agreement dated as of May 7, 2007, between the Company and Ronald A. Martell (‡)	(Z)
10.23	Change of Control Agreement dated as of May 7, 2007, between the Company and Ronald A. Martell(‡)	(Z)
10.24	Key Employee Severance Agreement dated as of July 11, 2006, between the Company and Michael K. Jackson (‡)	(X)
10.25	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.26	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)
10.27	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy (‡)	(S)
10.28	Change of Control Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy (‡)	(S)
10.29	Executive Severance Agreement dated as of June 23, 2006, between the Company and Cheni Kwok (‡)	(S)
10.30	Change of Control Agreement dated as of July 1, 2006, between the Company and Cheni Kwok (‡)	(S)
10.31

Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment

(U)
10.32	Form of Directors’ Indemnification Agreements (‡)	(K)
10.33	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W)
10.34	Loan and Security Agreement dated as of October 25, 2006, among the Company, Silicon Valley Bank and Merrill Lynch Capital	(J)
10.35	Secured Promissory Notes to Silicon Valley Bank and Merrill Lynch Capital	(J)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(Z)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(Z)
32.1	Section 1350 Certification of Chief Executive Officer	(Z)
32.2	Section 1350 Certification of Chief Financial Officer	(Z)

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

(K)       Filed as an exhibit to the Company’s Current Reports on Form 8-K filed on April 28, 2006, June 27, 2006 and May 9, 2007, and incorporated herein by reference.

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