Form 10-Q
period 2007-09-30
PONIARD PHARMACEUTICALS, INC.
filed 2007-11-08
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1261311 (IRS Employer Identification No.)

7000 Shoreline Court, Suite 270, South San Francisco, CA 94080
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 853-3774

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐        Accelerated filer    ☒        Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☒

        As of November 1, 2007, 34,657,814 shares of the Registrant's common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,594	$44,148
Cash—restricted	281	136
Investment securities	59,502	9,562
Prepaid expenses and other current assets	1,251	654

Total current assets	98,628	54,500
Facilities and equipment, net of depreciation of $865 and $686, respectively	1,174	525
Other assets	216	182
Assets held for sale	2,624	2,624
Licensed products, net of accumulated amortization of $1,675 and $764, respectively	10,325	11,236

Total assets	$112,967	$69,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$569	$775
Accrued liabilities	3,916	2,520
Current maturities of note payable and capital lease obligation	4,165	3,906
Licensed products payable	—	5,000

Total current liabilities	8,650	12,201

Long-term liabilities:
Note payable and capital lease obligation, net of discount of $1,190 and $1,752, respectively	7,483	9,975

Total long-term liabilities	7,483	9,975

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized: Convertible preferred stock, Series 1,205,340 shares issued and outstanding at September 30, 2007 and December 31, 2006 (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized, 34,656,574 and 22,808,233 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	693	456
Additional paid-in capital	399,270	326,025
Accumulated deficit, including other comprehensive income of $52 and $0 at September 30, 2007 and December 31, 2006, respectively	(303,133)	(279,594)

Total shareholders' equity	96,834	46,891

Total liabilities and shareholders' equity	$112,967	$69,067

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,050	3,369	16,362	9,135
General and administrative	2,806	2,186	8,584	5,703
(Gain) on sale of real estate and equipment	—	—	—	(73)

Total operating expenses	7,856	5,555	24,946	14,765

Loss from operations	(7,856)	(5,555)	(24,946)	(14,765)

Other income (expense):
Interest income	1,319	672	3,062	1,222
Interest expense	(422)	(3)	(1,332)	(3,630)

Total other (expense) income	897	669	1,730	(2,408)

Net loss	(6,959)	(4,886)	(23,216)	(17,173)
Preferred stock dividends	(125)	(125)	(375)	(375)

Net loss applicable to common shares	$(7,084)	$(5,011)	$(23,591)	$(17,548)

Loss per share:
Basic and diluted loss applicable to common shares	$(0.20)	$(0.22)	$(0.80)	$(1.13)

Weighted average common shares outstanding—basic and diluted	34,657	22,805	29,449	15,546

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(23,216)	$(17,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,130	249
Amortization of discount on notes payable	593	3,460
Amortization of discount on investment securities	(716)	—
(Gain) loss on disposal of real estate and equipment	—	(27)
Stock options and warrants issued for services	56	10
Stock-based employee compensation	3,480	1,028
Change in operating assets and liabilities:
Prepaid expenses and other assets	(662)	(87)
Accounts payable	(206)	(139)
Accrued liabilities	1,271	(18)

Net cash used in operating activities	(18,270)	(12,697)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	37,860	—
Purchases of investment securities	(87,032)	—
Facilities and equipment purchases	(735)	(166)
Proceeds from sales of equipment and facilities	—	110

Net cash used in investing activities	(49,907)	(56)

Cash flows from financing activities:
Proceeds from bridge note payable	—	3,460
Repayment of licensed product obligation	(5,000)	—
Repayment of captial lease obligation	(28)	—
Repayment of principal on notes payable	(2,900)	(3,868)
(Increase) decrease in restricted cash	(145)	864
Net proceeds from issuance of common stock and warrants	69,946	58,485
Payment of preferred dividends	(250)	(250)
Proceeds from stock options and warrants exercised	—	19

Net cash provided by financing activities	61,623	58,710

Net (decrease) increase in cash and cash equivalents	(6,554)	45,957

Cash and cash equivalents:
Beginning of period	44,148	3,523

End of period	$37,594	$49,480

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$375	$375

Warrants and beneficial conversion feature	$—	$3,523

Increase in Licensed Products with increase in current obligations payable	$—	$10,000

Capital Lease	$133	$—

Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$759	$112

See accompanying notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, all common stock-related amounts in this report have been adjusted to reflect our one-for-six reverse stock split effective September 22, 2006. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2007, the Company had net working capital of $89,978,000 and had an accumulated deficit of $303,133,000 with total shareholders' equity of $96,834,000.

        On April 30, 2007, the Company completed a public offering of 11,848,341 shares of its common stock at a public offering price of $6.33 per share. Net proceeds of the offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $69,946,000. The Company believes that current cash, cash equivalent balances and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009. See Note 8 for a discussion of the Company's liquidity and capital resources.

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the SEC and available on the SEC's website, www.sec.gov.

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position and cash flows as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006.

        The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the expected operating results for the full year.

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

Note 2. New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has been in a net operating loss position since its inception and has not recognized any tax benefits for any of its income tax positions as a result of a full valuation allowance. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the nine months ended September 30, 2007. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred. Tax years that remain open for examination include 2003 through 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that the Company utilizes the net operating loss carryforwards from those years in its current or future tax returns.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows companies to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements." Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

Note 3. Stock-Based Compensation

        At September 30, 2007, the Company's Amended and Restated 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. The Company's 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company's 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

        The 2004 Plan, as amended and restated on June 14, 2007, authorizes the Company's board or a committee appointed by the board to grant options to purchase a maximum aggregate of 4,166,666 shares of common stock. The maximum aggregate of 4,166,666 reflects an increase of 2,500,000 shares that was approved by shareholders at the Company's 2007 annual meeting of shareholders held on June 14, 2007. The 2004 Plan contains an evergreen provision pursuant to which the number of shares available under the plan will automatically increase each year, beginning in 2008, according to certain limits set forth in the plan. The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except in the event of earlier termination of employment or service. Option grants for employees with less than one year of service generally become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/36th of the remaining balance per month over the following three years. Option grants for employees with more than one year of service and for employees receiving promotions become exercisable at a rate of 1/48th per month over the following four years. As of September 30, 2007, there were 419,053 shares of common stock available for issuance as new awards under the 2004 Plan.

        On September 13, 2006, February 7, 2007, February 27, 2007, May 7, 2007 and May 31, 2007, the Company issued stock option grants to employees and consultants that were subject to shareholder approval of an increase in the number of shares authorized for issuance under the 2004 Plan at the Company's 2007 annual meeting of shareholders. As stated above, shareholders approved the increase in the number of shares authorized for issuance under the 2004 Plan to 4,166,666 shares of common stock, thereby allowing these grants to be effective and exercisable to the extent vested as of June 14, 2007. Under FASB Statement No. 123(R), "Share-Based Payment" (SFAS 123R), the Company treated these grants as having a grant date of June 14, 2007.

        The Company recognized stock compensation expense of $1,152,000 and $3,480,000 for the three and nine months ended September 30, 2007, respectively, and stock compensation expense of $440,000 and $1,028,000 for the three and nine months ended September 30, 2006, respectively. The remaining unrecognized compensation cost related to non-vested awards at September 30, 2007, was approximately $18,780,000 and the weighted-average period of time over which this cost will be recognized is 3.6 years.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods for the grants, which is generally the vesting period. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of the Company's stock options granted to employees for the three and nine months ended September 30, 2007 and 2006, respectively, was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected term in years	6.08	6.02 - 6.08	5.72 - 9.5	6.02 - 9.5
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Expected volatility factor	93.0%	105.0%	93.0% - 102%	105.0%
Risk-free interest rate	4.32% - 4.92%	5.00% - 5.08%	4.32% - 5.22%	4.95% - 5.25%

        The weighted-average grant date fair value was $5.05 and $6.04 for options granted during the three and nine months ended September 30, 2007, respectively, and was $3.78 and $5.49 for the three and nine months ended September 30, 2006, respectively.

        The Company issues new shares of common stock upon exercise of stock options. The following table summarizes the Company's stock option activity for the nine months ended September 30, 2007 and 2006, respectively (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	721	16.15
Granted	957	6.55
Exercised	(6)	3.17
Forefeited/cancelled/expired	(83)	9.13

Outstanding at September 30, 2006	1,589	$10.78	8.4	$35

Exercisable at September 30, 2006	572	$17.77	6.5	$35

Outstanding at January 1, 2007	1,660	10.50
Granted	3,008	6.04
Exercised	—	—
Forefeited/cancelled/expired	(234)	14.92

Outstanding at September 30, 2007	4,434	$7.25	8.8	$2,114

Exercisable at September 30, 2007	1,104	$10.08	7.3	$751

        Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of an option. Cash proceeds and intrinsic value related to total stock options exercised during the nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006
Proceeds from stock options exercised	$—	$19
Intrinsic value of stock options exercised	$—	$11

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common stock options	4,434,039	1,589,461	4,434,039	1,589,461
Common stock warrants	5,946,876	5,772,458	5,946,876	5,772,458

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 convertible preferred stock are not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2007 and 2006, respectively, because the effect of including such shares would not be dilutive.

Note 5. Comprehensive Loss

        The Company's comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$6,959	$4,886	$23,216	$17,173
Net unrealized gain on investment securities	(60)	—	(52)	—

Comprehensive loss	$6,899	$4,886	$23,164	$17,173

Note 6. Bridge Financing

        On February 1, 2006, the Company received loan proceeds of $3,460,000 from private investors (the bridge financing). Pursuant to the bridge financing, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase an aggregate of 411,906 shares of common stock at an exercise price of $4.62 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants' fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital through April 26, 2006, the date of the closing of the Company's 2006 equity financing (see Note 8). The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the 2006 equity financing, the principal amount of the notes, together with approximately $63,000 of accrued interest thereon, automatically converted, at a conversion rate of $4.20 per share, into an aggregate of 838,976 shares of common stock.

Note 7. Picoplatin License and Amendment

        In April 2004, the Company acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent. AnorMED, Inc. was acquired by Genzyme Corporation in November 2006. Under the terms of the agreement, the Company paid a one-time upfront payment of $1,000,000 in its common stock and $1,000,000 in cash. The agreement also initially provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on net product sales after regulatory approval. The license agreement was amended on September 18, 2006 to modify several key financial terms and expand the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduced the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment, of which there were none, and eliminated the sharing of sublicense revenues with Genzyme on and after September 18, 2007.

Note 8. Liquidity

        On April 30, 2007, the Company completed a public offering of 11,848,341 shares of its common stock at a public offering price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $69,946,000. These proceeds will be used for the continued clinical and preclinical development of picoplatin, including funding the Company's ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital.

        As a result of the completion of the public offering, the Company's outstanding common stock increased from 22,808,233 shares to 34,656,574. Entities affiliated with MPM Capital Management (MPM) and Bay City Capital LLC (BCC) were purchasers in the public offering. Immediately following the closing of the public offering, MPM beneficially owned approximately 8,648,000 shares of the Company's common stock, or approximately 23.7% of the common shares outstanding. BCC beneficially owned approximately 5,546,000 shares of the Company's common stock, or approximately 15.5% of the common shares outstanding, immediately following the public offering. See Note 9 below with respect to related person transactions.

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

        As a result of the completion of the 2006 equity financing and the conversion of the Series B shares, the Company's outstanding common stock increased from approximately 5,722,000 shares to approximately 22,805,000 shares. Entities affiliated with MPM acquired beneficial ownership of 7,744,000 common shares, or approximately 31.5% of the common stock outstanding immediately following the 2006 equity financing. Entities affiliated with BCC acquired beneficial ownership of 4,646,000 common shares, or approximately 19.5% of the common shares outstanding immediately following the 2006 equity financing. See Note 9 below with respect to related person transactions.

        In connection with the 2006 equity financing, on January 30, 2006, the Company entered into a letter of agreement with Texas State Bank, pursuant to which the Company agreed to change the maturity date of its promissory note with the Bank to June 5, 2006. The Texas State Bank loan, which was secured by the Company's radiopharmaceutical plant and other skeletal targeted radiotherapy (STR) assets located in Denton, Texas (Denton Property), had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). The Company paid the outstanding balance of the loan, $2,714,000, on May 23, 2006. On October 1, 2007, the Company, through its wholly owned subsidiary, NeoRx Manufacturing Group, Inc., sold the Denton Property based on a gross sales price of $3,000,000. The net sales proceeds, after payment of sales commission and other sales costs, amounted to $2,729,000. The difference between the net sales proceeds and the carrying value of the Denton Property of $2,624,000, or $105,000, will be recognized in the Company's Consolidated Statement of Operations for the three months ended December 31, 2007.

        On October 25, 2006, the Company entered into a loan and security agreement (the loan agreement) with Silicon Valley Bank and Merrill Lynch Capital, under which it borrowed $15,000,000. The Company used $10,000,000 of the proceeds of the loan to fund its cash payment obligations to Genzyme Corporation (the successor to AnorMED, Inc.) under the picoplatin license amendment described in Note 7 above, and plans to use the remaining proceeds to support its late-stage clinical trials of picoplatin and general working capital needs. The loan is for a term of 42 months, maturing on April 1, 2010, with the first monthly principal payment on November 1, 2006. Interest on the loan is fixed at 7.67%. An additional payment of $1,350,000 is due on the maturity date. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of the non-intellectual property assets of the Company. The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash of $7,500,000 during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. The Company provided evidence of compliance with this latter covenant in May and August of 2007. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of the Company's payment obligations under the loan agreement.

        In September 2006, the Company completed the relocation of its corporate headquarters to South San Francisco. The Company intends to maintain clinical, development and support activities and facilities in Seattle. The addition of the South San Francisco facility resulted in a substantial increase in rent and operating costs of the Company. On July 10, 2006, the Company entered into an agreement with ARE-San Francisco No. 17 LLC to lease 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under the lease is approximately $542,000 and is subject to annual adjustments based on disbursements for tenant improvements and increases in the Consumer Price Index in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on the Company's share of common operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. Base rent and common operating expenses paid by the Company was $487,000 for the nine months ended September 30, 2007. The Company may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

        On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, as amended, the Company committed to provide TSRI an aggregate of $2,500,000 over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license, including the right to sublicense, to develop and to commercialize any compounds arising from the collaboration. The research funding is payable by the Company to TSRI quarterly in accordance with the agreed upon research plan and budget. On August 8, 2005, the Company made an initial funding payment to TSRI of $138,000. The Company paid TSRI $1,012,000 in 2006 and $984,000 during the first nine months of 2007, all of which amounts were charged to research and development expense. The agreement provides for additional aggregate funding payments of $366,000 during the balance of 2007.

        The Company had cash, cash equivalent balances and investment securities totaling $97,096,000 at September 30, 2007. The Company believes that current cash, cash equivalent balances and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009.

        The Company's actual capital requirements will depend upon numerous factors, including:

  •
  the scope and timing of the Company's picoplatin clinical program and other research and development efforts, including the progress and costs of the Company's ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, ongoing Phase II trials in colorectal and prostate cancers; as well as its ongoing Phase I trial of picoplatin (oral formulation) in solid tumors;

  •
  the Company's ability to obtain clinical supplies of picoplatin active pharmaceutical ingredient and finished drug product in a timely and cost-effective manner;

  •
  actions taken by the US Food and Drug Administration (FDA) and other regulatory authorities;

  •
  the timing and amount of any milestone or other payments the Company might receive from potential strategic partners;

  •
  the Company's degree of success in commercializing picoplatin or any other product candidates;

  •
  the emergence of competing technologies and products, and other adverse market developments;

  •
  the acquisition or in-licensing of other products or intellectual property;

  •
  the costs, including lease and operating costs, incurred in connection with the Company's relocation of its corporate headquarters to South San Francisco and the planned expansion of its workforce;

  •
  the costs of any research collaborations or strategic partnerships established;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

  •
  the costs of performing the Company's obligations under the loan with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash, product development and other covenants and restrictions under the loan agreement.

        During 2006, the Company experienced significant changes to its capital structure which resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the IRC). Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93,300,000 of the Company's net operating loss carryforwards and $9,100,000 of the Company's research and development credit carryforwards. The Company had net operating loss carryforwards of approximately $62,300,000 available for future use as of December 31, 2006, which will expire from 2007 through 2026. Although the public offering completed on April 30, 2007 resulted in a significant change in the Company's capital structure, the Company has determined that an ownership change did not occur as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation carryforwards available for use in future years will not be further limited under IRC Sections 382 and 383 as a result of that public offering.

        There can be no assurance that the Company will be able to raise additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general and the life science capital market specifically may affect the Company's potential financing sources and opportunities for strategic partnering.

Note 9. Related Party Transactions

        As described in Note 8 above, MPM and BCC are significant shareholders of the Company. Nicholas J. Simon III, a director of the Company, is a general partner of certain of the MPM entities that acquired the Company's common stock in the 2006 equity financing and in the 2007 public offering. In addition, two Company directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that acquired stock in the 2006 equity financing and in the 2007 public offering. The Company has agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased in the 2006 equity financing, to use its best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to the Company's board of directors. Mr. Simon serves as MPM's designee on the Company's board. MPM and BCC have not named the other designee.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

        This Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

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

Results of Operations

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

        We had no revenue during 2007 and 2006.

        Total operating expenses for the third quarter of 2007 increased 41% to $7.9 million, from $5.6 million for the third quarter of 2006, and increased 69% to $24.9 million for the nine months ended September 30, 2007, from $14.8 million for the same period in 2006. The increase in total operating expenses for the quarter and nine months ended September 30, 2007 over 2006 is due generally to increased expenditures for our picoplatin clinical trials, increased stock option expense and increased personnel costs. Specifically, our increased clinical trials expenditures related to the initiation of our Phase III pivotal trial in small cell lung cancer during the second quarter of 2007 and the initiation of the Phase II arm of our trial in hormone refractory prostate cancer during the third quarter of 2007.

        Research and development (R&D) expenses increased 50% to $5.1 million for the third quarter of 2007, from $3.4 million for the same period in 2006. R&D expenses increased 79% to $16.4 million for the nine months ended September 30, 2007, from $9.1 million for the same period in 2006. The increases in R&D expenses for the quarter and nine months ended September 30, 2007 resulted primarily from increased clinical costs associated with our Phase III small cell lung cancer picoplatin trial, our Phase II hormone refractory prostate cancer trial, our Phase I/II metastatic colorectal cancer trial, and our Phase I oral formulation picoplatin trial and from increased expenditures for our picoplatin active ingredient and finished drug product.

        General and administrative (G&A) expenses increased 28% to $2.8 million for the third quarter of 2007, from $2.2 million for the same period in 2006. G&A expenses increased 51% to $8.6 million for the nine months ended September 30, 2007, from $5.7 million for the same period in 2006. The increases in G&A expenses for the quarter and nine months ended September 30, 2007 are due primarily to increased stock-based compensation expense, increased personnel costs and increased G&A portion of shared facilities expense.

        Interest expense for the nine months ended September 30, 2007 decreased to $1.3 million from $3.6 million for the same period in 2006. The significant decrease in interest expense was due primarily to the amortization of debt discount of $3.5 million for the nine months ended September 30, 2006, compared to debt discount amortization of $0.6 million for the nine months ended September 30, 2007. The debt discount expense during the nine months ended September 30, 2006 represented the total debt discount of $3.46 million on the 2006 equity financing bridge notes (see section "Liquidity and Capital Resources" below), which had a term of four months. The debt discount expense during the nine months ended September 30, 2007 of $0.6 million resulted from the amortization of the initial discount of $1.9 million on the Silicon Valley Bank loan (see section "Liquidity and Capital Resources" below), which has a term of 42 months. The increase in interest income to $3.1 million for the nine months ended September 30, 2007 from $1.2 million for the same period in 2006, resulted primarily from interest earned from investing the net proceeds of our April 2007 public offering and 2006 equity financing.

        Cash, cash equivalents and investment securities as of September 30, 2007 were $97.1 million, compared with $53.7 million at December 31, 2006. On April 26, 2006, we completed an equity financing, in which we raised approximately $62.0 million in net cash proceeds through the private sale to institutional and other sophisticated investors of an aggregate of 15.5 million shares of common stock. The purchasers in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. In connection with the 2006 equity financing, we issued $3.5 million face amount of convertible promissory notes to investors on February 1, 2006 (the bridge financing). The notes provided for an interest rate of 8% per annum. We used the funds received in the bridge financing for working capital pending receipt of required shareholder approvals and other conditions to completion of the 2006 equity financing. The outstanding principal amount of the notes, together with $63,000 of accrued interest, automatically converted, at a conversion price of $4.20 per share, into approximately 839,000 shares of common stock at the closing of the equity financing.

        On April 30, 2007, we received approximately $70 million in net proceeds from an underwritten, firm commitment public offering of 11,848,341 shares of our common stock. These proceeds will be used for the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital. We believe that current cash and cash equivalent balances and funds from the public offering will provide adequate resources to fund operations at least through the second quarter of 2009.

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

Major Research and Development Projects

        Our major research and development project is picoplatin, a new-generation platinum-based cancer therapy that is designed to treat cancers that are resistant to existing platinum-based cancer therapies, to prolong time to relapse when used first-line, and to have an improved safety profile relative to existing platinum-based cancer therapies. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on interim data from that ongoing study, initiated a Phase III trial of picoplatin in small cell lung cancer in the second quarter of 2007. In May 2006, we treated our first patients in two Phase I/II studies evaluating picoplatin in the first-line treatment of advanced colorectal cancer and hormone refractory prostate cancer. We initiated patient enrollment in the Phase II component of our prostate cancer study in July 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in October 2007. We initiated patient enrollment in a Phase I trial of an oral formulation of picoplatin in solid tumors in April 2007. As of September 30, 2007, we have incurred external costs of approximately $24 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $1 million to $2 million and $23 million to $26 million, respectively, through 2008, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in hormone refractory prostate cancer are in the ranges of $7 million to $9 million and $3 million to $4 million, respectively, through 2008, including the cost of drug supply. Total estimated future costs of our Phase I trial in oral picoplatin are in the range of $1 million to $2 million through 2008, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

        If we fail to obtain marketing approval for picoplatin, are unable to secure adequate clinical and commercial supplies of picoplatin active pharmaceutical ingredient and finished drug product, or do not complete development and obtain United States and foreign regulatory approvals on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

  •
  we would not earn any sales revenue from picoplatin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

  •
  our reputation among investors might be harmed, which could make it more difficult for us to obtain additional capital on attractive terms, or at all.

        Because of the many risks and uncertainties relating to successful completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the period in which material cash inflows from our picoplatin program will commence, if ever.

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

Summary of Research and Development Costs

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Picoplatin	$2,972	$1,987	$10,602	$6,188
Scripps Research Institute	412	288	984	775
Discontinued programs	12	—	123	—
Other overhead and research costs	1,654	1,094	4,653	2,172

Total research and development costs	$5,050	$3,369	$16,362	$9,135

Liquidity and capital resources

        We have historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2007, we had net working capital of $90.0 million, an accumulated deficit of $303.1 million and total shareholders' equity of $96.8 million.

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2007 totaled $18.3 million. There were no revenues and other income sources for the first three quarters of 2007. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $97.1 million at September 30, 2007 compared to $53.7 million at December 31, 2006.

        On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were $70.0 million. We plan to use these proceeds for the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital. We believe that current cash, cash equivalents, and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009. As a result of the completion of the public offering, our outstanding common stock increased from 22.8 million shares to 34.7 million shares.

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

        In connection with our 2006 equity financing, we entered into a letter agreement with Texas State Bank, pursuant to which we agreed to accelerate the maturity date of our promissory note with the Bank to June 5, 2006. The Texas State Bank note, which was secured by our radiopharmaceutical plant and other STR assets located in Denton, Texas (Denton Property), had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). We paid off the outstanding balance of the note, $2.7 million, on May 23, 2006. On October 1, 2007, the Company, through its wholly owned subsidiary, NeoRx Manufacturing Group, Inc., sold the Denton Property based on a gross sales price of $3.0 million. The net sales proceeds, after payment of sales commission and other sales costs, amounted to $2.7 million. The difference between the net sales proceeds and the carrying value of the Denton Property of $2.6 million, or $0.1 million, will be recognized in our Consolidated Statement of Operations for the three months ended December 31, 2007.

        On October 25, 2006, we entered into a loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital, pursuant to which we obtained a $15.0 million capital loan. We have used $10.0 million of the proceeds of the loan to fund our cash payment obligations to Genzyme under the license agreement amendment and plan to use the remaining proceeds to support our late-stage clinical trials of picoplatin and general working capital needs. The loan is for a term of 42 months and matures on April 1, 2010. We are required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1.35 million additional payment upon the maturity date of the loan. This additional payment will be accreted to the note payable balance over the term of the loan using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7.5 million during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. We provided evidence of compliance with this latter covenant in May and August of 2007. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of our payment obligations under the loan agreement.

        We completed the relocation of our corporate headquarters to South San Francisco in September 2006. We intend to maintain our current clinical and development and support activities in Seattle. The addition of 17,045 square feet of office and laboratory space leased in South San Francisco facility resulted in a substantial increase in our rent and operating costs. Under the lease agreement dated July 10, 2006, the annual base rent for the leased facilities is approximately $542,000 and is subject to annual adjustment based on disbursements for tenant improvements and increases in the Consumer Price Index in the San Francisco metropolitan market. Base rent is payable in monthly installments of approximately $45,200. Additional rent is payable monthly based on our share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. We paid total rent (base rent and additional rent based on our share of project operating expenses) of $487,000 during the first nine months of 2007. The initial term of the lease is 60 months. We may, upon written notice delivered at least nine months prior to expiration of the initial lease term, extend the lease for an additional three years, with rent payable at the then market rate.

        In April 2004, we acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. AnorMED was acquired by Genzyme Corporation in November 2006. Under the terms of the original agreement, we paid a one-time upfront payment of $1.0 million in common stock and $1.0 million in cash. The original agreement provided for development and commercialization milestone payments of up to $13.0 million, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of net product sales after regulatory approval. The parties executed an amendment to the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and $5.0 million in cash on March 30, 2007. The amendment eliminated $8.0 in development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduced the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment, of which there were none, and eliminated the sharing of sublicense revenues on and after September 18, 2007.

        On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended, we committed to provide TSRI an aggregate of $2.5 million over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors and focal adhesion kinase inhibitors as therapeutic agents, including the treatment of cancer. We have the option to negotiate a worldwide exclusive license, including the right to sublicense, to develop and to commercialize any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with the agreed upon research plan and budget. On August 8, 2005, we made an initial funding payment to TSRI of approximately $0.2 million. We paid TSRI total funding payments of $1.0 million in 2006 and $1.0 million during the first nine months of 2007, all of which amounts were charged to R&D expense. The agreement provides for aggregate additional funding payments of $0.4 million during the balance of 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

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

        Our actual capital requirements will depend upon numerous factors, including:

  •
  the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, our ongoing Phase II trials in colorectal and prostate cancers as well as our Phase I trial of picoplatin (oral formulation) in solid tumors;

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

        During 2006, we experienced significant changes to our capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93.3 million of our net operating loss carryforwards and $9.1 million of our research and development credit carryforwards. We had net operating loss carryforwards of approximately $62.3 million available for future use as of December 31, 2006, which will expire from 2007 through 2026. Although the public offering completed on April 30, 2007 resulted in a significant change in the Company's capital structure, we have determined that an ownership change did not occur as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation carryforwards available for use in future years will not be further limited under IRC Sections 382 and 383 as a result of that public offering.

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

        At September 30, 2007, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt obligations:
Notes payable(2)(3)	$12,604	$4,879	$7,725	$—	$—
Capital lease obligations:
Capital lease(4)	$122	$37	$73	$12	$—
Operating lease obligations:
Seattle office space	1,006	546	460	—	—
South San Francisco premises(1)	2,051	535	1,070	446	—

	3,057	1,081	1,530	446	—
Purchase obligations:
Scripps research collaboration	366	366	—	—	—

Total	$16,149	$6,363	$9,328	$458	$—

(1)	Lease executed in July 2006. See discussion above for details.
(2)	Amounts include interest payments.
(3)	Amount in "Total" column includes total principal payment of $11,543 as reflected on the Condensed Consolidated Balance Sheet as of September 30, 2007.
(4)	Amount in "Total" column includes total principal payment of $105 as reflected on the Condensed Consolidated Balance Sheet as of September 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the debt securities included in its investment portfolio. The Company does not invest in any derivative financial instruments. The Company invests in money market funds, debt instruments of the US Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2007, the Company owned no government debt instruments and owned corporate debt securities totaling $59.5 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of two years or less and in securities with variable interest rates. The corporate debt securities owned by the Company at September 30, 2007 consisted of $54.8 million with maturities of less than one year and $4.7 million with maturities of greater than one year, but less than two years.

        The Company's only material outstanding debt is its loan obligation to Silicon Valley Bank and Merrill Lynch Capital. The outstanding balance of this loan was $11.5 million on September 30, 2007. The loan, which matures on April 1, 2010, bears interest at a fixed rate of 7.67%. The occurrence of an event of default under the loan, as described above, would increase the applicable rate of interest by 5% during the continuance of the event of default and could result in acceleration of the Company's payment obligations under the loan agreement.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is properly recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2007, these disclosure controls and procedures were effective.

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Limitations on the Effectiveness of Controls

        The Company's management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        We have not been profitable since our formation in 1984. As of September 30, 2007, we had an accumulated deficit of $303.1 million. Our net loss for the nine months ended September 30, 2007 was $23.2 million. We had net losses of $23.3 million for the year ended December 31, 2006 and $21.0 million for the year ended December 31, 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenue from product sales. In May 2005, we announced the discontinuation of our skeletal targeted radiotherapy, or STR, development program as part of a strategic plan to refocus our limited resources on the development of picoplatin, a platinum-based cancer therapy. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available before 2010, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our clinical trials and increase our research and development activities and seek to commercialize picoplatin or any future product candidates.

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

        The amount of additional financing we will require in the future will depend on a number of factors, including:

  •
  the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, our ongoing Phase II trials in colorectal and prostate cancers as well as our Phase I trial of picoplatin (oral formulation) in solid tumors;

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

        We completed enrollment in our Phase II clinical trial of picoplatin in small cell lung cancer in August 2006, and we will complete follow-up for survival during the fourth quarter of 2007. This Phase II study is an open-label, multi-center trial evaluating picoplatin in patients with small cell lung cancer who did not respond to, or who relapsed within six months after completing prior platinum-containing chemotherapy. The endpoints of the trial include survival, response rate, disease control and progression free survival.

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

        In May 2006, we treated our first patient in our Phase I/II study of picoplatin in the first-line treatment of patients with metastatic colorectal cancer. This study is designed to determine the safety and efficacy of picoplatin substituted for oxaliplatin in the FOLFOX regimen (combination of chemotherapy agents 5-fluorouracil, leucovorin and oxaliplatin) to treat patients newly diagnosed with metastatic colorectal cancer. Also in May 2006, we enrolled our first patient in our Phase I/II trial of picoplatin in the first-line treatment of patients with hormone-refractory metastatic prostate cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with the chemotherapy agent docetaxel (Taxotere®) and prednisone. We initiated patient enrollment in the Phase II component of our prostate cancer study in July 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in October 2007. Endpoints of these studies will include safety, response, time to progression, progression-free survival and overall survival.

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
  unforeseen safety and efficacy issues;

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

        We have entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at our cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time we paid a one-time upfront payment of $1.0 million in common stock and $1.0 million in cash. The original agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and an additional $5.0 million in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduced the sharing of sublicense revenues for any sublicenses entered into during the first year following the amendment, of which there were none, and eliminated the sharing of sublicense revenues with Genzyme on and after September 18, 2007. We began dosing patients in the second quarter of 2007 in our single pivotal Phase III SPEAR trial under our approved SPA. If successful, this trial will be the basis of a New Drug Application, or NDA, targeted for submission in 2009. However, because we cannot predict the length of time to regulatory approval, if any, or the extent of annual sales, if any, of picoplatin, we are unable to predict when or if the milestone and royalty payments under our license agreement with Genzyme may be triggered. The license agreement may be terminated by either party for breach, or if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to Genzyme. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country. If Genzyme were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our current and planned picoplatin clinical studies.

        On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended, we will provide TSRI an aggregate of $2.5 million over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including the treatment of cancer. We have the option to negotiate a worldwide exclusive license, including the rights to sublicense, to develop and to commercialize any compounds arising from the collaboration. The research funding is payable by us to TSRI quarterly in accordance with the agreed upon research plan and budget. We made an initial funding payment to TSRI of approximately $0.2 million, on August 8, 2005. We paid TSRI total funding payments of $1.0 million in 2006 and $1.0 million during the first nine months of 2007, all of which amounts were charged to R&D expense. The agreement provides for aggregate additional funding payments of $0.4 million during the balance of 2007. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

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

        We have limited experience in drug formulation or manufacturing, and we lack the resources and capability to manufacture picoplatin or any other product candidate on a clinical or commercial scale. As a result, we rely on third parties to manufacture picoplatin API and finished drug product for our clinical trials. The drug product has been demonstrated to be stable for up to 30 months from the date of manufacture. We currently have separate agreements with one supplier each of API and finished drug product. Manufacturing services under these agreements are provided on a purchase order, fixed-fee basis. Unless earlier terminated, each agreement continues for an initial term ending December 31, 2009 and may be extended beyond the initial term upon agreement of the parties. The agreements generally provide that they may be terminated by either party if there is a material breach by the other party that remains uncured or in the event of solvency or bankruptcy of the other party. We may terminate the finished drug supply agreement at any time with one year's advance notice. We may terminate the API manufacturing agreement if there is a change in control of the manufacturer. We have no assurance that our current suppliers will be able to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. If we are required to seek out alternative manufacturers, we may incur significant additional costs and suffer delays in, or be prevented from, completing or initiating our ongoing or planned clinical trials.

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

        The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum-refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer and other platinum-based therapeutics. Large pharmaceutical/biotechnology companies, including Bristol-Myer Squibb Company, Bayer Schering Pharma AG, Dainippon Sumitomo Pharma Co. Ltd., Nippon Kayaku Co. Ltd., Eli Lilly and Company, GlaxoSmithKline PLC, Novartis AG, Pfizer Inc., Genentech, Inc., Shionogi & Co. Ltd., SK Pharma and Sanofi-Aventis Group, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of small cell lung cancer or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of small cell lung cancer and other platinum-based therapeutics, including Abraxis BioScience Inc., Access Pharmaceuticals Inc., Ascenta Therapeutics, GPC Biotech AG, Onyx Pharmaceuticals Inc., Pharmion Corporation, Sunesis Pharmaceuticals Inc., Keryx Biopharmaceuticals Inc., Transave Inc., Vion Pharmaceuticals Inc., PharmaMar (Zeltia Group), ImmunoGen, Inc., Innovive Pharmaceuticals, Meabco A/S, Antigenics, Inc., Ipsen Group, MolMed S.p.A. and Menarini Group. As we expand the utility of picoplatin into other oncology indications such as prostate and colon cancers, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin or any other proposed product candidates less competitive, uneconomical or obsolete.

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

        If any of our drug candidates receive U.S. regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which such drugs may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer's facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. Failure to comply with applicable regulatory requirements may result in:

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

  •
  product recalls or seizures.

        The FDA's policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

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

        In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on US Patent Number 5,665,771 (expiring February 7, 2016), which is licensed to us by Genzyme, and additional licensed patents expiring in 2016 covering picoplatin in Europe. The FDA has also designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. If approved, we may also be able to extend the term of a U.S. patent covering picoplatin under the Hatch-Waxman Act, which Act permits the extension of the term of a United States Patent on a new drug for up to a maximum of five years. In October 2007 the Committee for Orphan Medicinal Products of the European Medicines Agency issued a positive opinion recommending orphan designation for picoplatin in SCLC. If granted, this would also entitle us to exclusive marketing rights in Europe for ten years following market approval. Additional potential avenues exist which may supplement patent protection and exclusivity for picoplatin in Europe.

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

        Our past research and development and manufacturing processes, as well as the manufacturing processes that may have been used by our collaborators, involved the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials complied with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. We terminated our STR manufacturing operations in Denton, Texas in May 2005. We recorded costs associated with the closure of the Denton facility of $0.9 million in 2005 and $0.3 million in 2006. We completed the sale of the Denton facility on October 1, 2007. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

        As of November 1, 2007, we had a total workforce of 45 full-time employees and 5 part-time employees. In September 2006, we moved our corporate headquarters to newly leased facilities in South San Francisco. We intend to maintain clinical development and support activities and facilities in Seattle and do not have plans to relocate any of our 30 employees currently in Seattle. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

        Our principal executive offices are in South San Francisco, California and we maintain clinical development and support activities in Seattle, Washington. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors' insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

  Risks Relating to Our Securities

        Our common stock may be delisted from The Nasdaq Global Market if we are unable to maintain compliance with Nasdaq Global Market continued listing requirements.

        Our common stock listing was upgraded to The Nasdaq Global Market on October 1, 2007. Prior to that time, our common stock was listed on the Nasdaq Capital Market. In order to continue to be included in the Nasdaq Global Market, we must meet the Nasdaq Global Market continued listing standards, including maintaining a closing bid price of $1.00 per share (the Minimum Bid Price Requirement). Our common stock has in the past, and may in the future, fall below the Minimum Bid Price Requirement, or we may in the future fail to meet other requirements for continued listing on the Nasdaq Global Market. If we are unable to cure any events of noncompliance in a timely or effective manner, our common stock could be delisted from The Nasdaq Global Market.

        If our common stock were threatened with delisting from The Nasdaq Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with Nasdaq listing requirements by moving our common stock to the Nasdaq Capital Market. Failing that, we may seek quotation on a regional stock exchange, if available. Any such change in listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

        If our common stock were to be delisted from The Nasdaq Stock Market, and our trading price remained below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a 'penny stock' (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or 'margin' low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

        Our stock price is volatile and, as a result, you could lose some or all of your investment.

        There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. For the nine months ended September 30, 2007, the reported high and low closing sale prices of our common stock were $8.89 and $4.72. In 2006, the reported high and low closing sale prices were $9.42 and $3.00. The reported high and low closing sale prices during the period from January 3, 2006 through September 22, 2006 (the last trading day preceding the effectiveness of our one-for-six reverse stock split) were $1.57 and $0.50. The reported high and low closing sale prices during the period from September 25, 2006 through December 31, 2006 (after the effective date of the reverse stock split) were $7.74 and $3.00. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

        In addition, potential public concern about the safety and efficacy of our proposed picoplatin product and any other products we develop, comments by securities analysts, our ability to maintain the listing of our common stock on the Nasdaq system, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment in our securities.

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

        On April 26, 2006, we completed a $65.0 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the 2006 equity financing, we issued to a small group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the 2006 equity financing, we issued an aggregate of 1.6 million shares of common stock to the holders of our Series B preferred stock upon conversion of their outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 139,000 common shares. As a result of the completion of the 2006 equity financing, our outstanding common stock increased from 5.7 million shares to approximately 22.8 million shares. On April 30, 2007, we completed a $75.0 million public offering, pursuant to which we sold 11.8 million shares of our common stock at a public offering price of $6.33 per share. As a result of the completion of the public offering, our outstanding common stock increased from 22.8 million shares to approximately 34.7 million shares. Both the 2006 and 2007 stock offerings have resulted in substantial dilution to shareholders who held our common stock prior to those offerings. Entities affiliated with MPM and BCC participated as purchasers in both our 2006 equity financing and our 2007 public offering. Immediately following the closing of our public offering, MPM beneficially owned approximately 8.6 million shares of our common stock, or approximately 23.7% of our common shares outstanding. BCC beneficially owned approximately 5.5 million shares of our common stock, or approximately 15.5% of our common shares outstanding, immediately following the public offering. Nicholas J. Simon III, a director of our company, is a general partner of certain of the MPM entities that acquired common shares in the stock offerings. In addition, two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that acquired common shares in the stock offerings.

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

        Washington law imposes restrictions on certain transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the date the acquiring person first became a 10% beneficial owner of voting securities of the target corporation, unless the business transaction or the acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the time the acquiring person first became a 10% beneficial owner of the target corporation's voting securities. Prohibited business transactions include, among other things:

  •
  a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

  •
  termination of 5% or more of the employees of the target corporation; or

  •
  receipt by the acquiring person of any disproportionate benefit as a shareholder.

        After the five-year period, a significant business transaction may occur if it complies with "fair price" provisions specified in the statute. A corporation may not opt out of this statute. This provision may have an anti-takeover effect with respect to transactions that our board does not approve in advance.

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

PONIARD PHARMACEUTICAL, INC. (Registrant)
Date: November 8, 2007	By:	/s/ CAROLINE M. LOEWY
Caroline M. Loewy Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(N	)
3.2	Restated Bylaws, as amended March 28, 2006	(V	)
10.1	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	(E	)
10.2	Restated 1994 Stock Option Plan(‡)	(F	)
10.3	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	(M	)
10.4	2004 Incentive Compensation Plan, as amended and restated June 14, 2007(‡)	(B	)
10.5	Stock Option Grant Program for Nonemployee Directors under the 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(Z	)
10.6	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(D	)
10.7	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan(‡)	(O	)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I	)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I	)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q	)
10.11
	Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Y	)
10.12	Facilities Lease dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A	)
10.13	Indemnification Agreement(‡)	(H	)
10.14	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C	)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(L	)
10.16	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C	)
10.17	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P	)
10.18	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P	)

10.19	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon(‡)	(L	)
10.20	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)	(R	)
10.21	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)	(R	)
10.22	Key Executive Severance Agreement dated as of May 7, 2007, between the Company and Ronald A. Martell(‡)	(D	)
10.23	Change of Control Agreement dated as of May 7, 2007, between the Company and Ronald A. Martell(‡)	(D	)
10.24	Key Employee Severance Agreement dated as of July 11, 2006, between the Company and Michael K. Jackson(‡)	(X	)
10.25	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)	(S	)
10.26	Change of Control Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)	(S	)
10.27	Executive Severance Agreement dated as of June 23, 2006, between the Company and Cheni Kwok(‡)	(S	)
10.28	Change of Control Agreement dated as of July 1, 2006, between the Company and Cheni Kwok(‡)	(S	)
10.29
	Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(U	)
10.30	Form of Directors' Indemnification Agreements(‡)	(K	)
10.31	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W	)
10.32	Loan and Security Agreement dated as of October 25, 2006, among the Company, Silicon Valley Bank and Merrill Lynch Capital	(J	)
10.33	Secured Promissory Notes to Silicon Valley Bank and Merrill Lynch Capital	(J	)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(Z	)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(Z	)
32.1	Section 1350 Certification of Chief Executive Officer	(Z	)
32.2	Section 1350 Certification of Chief Financial Officer	(Z	)

(‡)	Management contract or compensatory plan.
(A)	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(B)	Incorporated by reference to Annex A of the Company's definitive proxy statement on Schedule 14A filed May 8, 2007.

(C)	Filed as an exhibit to the Company's Registration Statement on Form S-3/A (Registration No. 333-111344) filed on February 23, 2004, and incorporated herein by reference.
(D)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.
(E)	Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed April 10, 1996.
(F)	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(G)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference.
(H)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
(I)	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(J)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on October 31, 2006, and incorporated herein by reference.
(K)	Filed as an exhibit to the Company's Current Reports on Form 8-K filed on April 28, 2006, June 27, 2006 and May 9, 2007, and incorporated herein by reference.
(L)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.
(M)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
(N)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 8, 2007, and incorporated herein by reference.
(O)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(P)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 29, 2005, and incorporated herein by reference.
(Q)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.
(R)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(S)	Filed as an exhibit to the Company's Current Report on Form 8-K filed June 23, 2006, and incorporated herein by reference.
(T)	Reserved.
(U)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.
(V)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference.
(W)	Filed as an exhibit to the Company's Current Report Form 8-K filed on July 13, 2006 and incorporated herein by reference.

(X)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
(Y)	Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.
(Z)	Filed herewith.

QuickLinks

TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary of Research and Development Costs
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX