Form 10-K
period 2007-12-31
PONIARD PHARMACEUTICALS, INC.
filed 2008-03-14
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7000 Shoreline Court, Suite 270, South San Francisco, CA 94080
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 583-3774

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.02 par value	The Nasdaq Stock Market LLC

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $158.2 million as of June 29, 2007, based on a per share closing price of $6.80 on the Nasdaq Capital Market on that date.

         As of March 7, 2008, 34,687,724 shares of the registrant's common stock, $.02 par value per share, were outstanding.

PART I

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "propose," "continue," "assume" or other similar expressions, or the negatives of those expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties that are difficult to predict. We have identified some of the factors that could cause future events to differ from our current expectations under the headings "Risk Factors" in Item 1A below and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.

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

Item 1.    BUSINESS

The Company

        Poniard is a biopharmaceutical company focused on the development and commercialization of cancer therapy products. Our lead product candidate is picoplatin, a new generation platinum-based cancer therapy with an improved safety profile relative to existing platinum-based cancer therapies. An intravenous chemotherapeutic agent, picoplatin is designed to overcome platinum resistance in the treatment of solid tumors. In August 2006, we completed patient enrollment in a Phase II clinical study of picoplatin in small cell lung cancer. Based on positive interim median overall survival data from that ongoing Phase II study, we initiated a pivotal Phase III SPEAR (Study of Picoplatin Efficacy After Relapse) trial of picoplatin in small cell lung cancer and enrolled our first patient in April 2007. We also are conducting separate Phase I/II studies of picoplatin in the first-line treatment of patients with metastatic colorectal cancer and hormone-refractory prostate cancer. The Phase I/II prostate cancer trial has completed enrollment. The Phase I/II trial in colorectal cancer is continuing to enroll patients. Additionally, a Phase I study of an oral formulation of picoplatin is ongoing.

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a public offering price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $70.0 million. We completed a $65.0 million equity financing in April 2006. As a result of these financings, entities affiliated with MPM Capital Management, or MPM, acquired beneficial ownership of an aggregate of 23.7% of our common stock outstanding on April 30, 2007. Entities affiliated with Bay City Capital Management IV LLC, or Bay City Management, acquired beneficial ownership of an aggregate of 15.5% of our common stock on April 30, 2007. Nicholas J. Simon, a representative of MPM, and Fred B. Craves and Carl S. Goldfischer, managing directors of Bay City Capital LLC, an affiliate of Bay City Management, serve on our board of directors. We intend to use the proceeds from these financings for the continued clinical and preclinical development of picoplatin, including our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital.

        We invest excess cash in investment securities that will be used to fund future operating costs. Net cash used to fund operating activities for the twelve months ended December 31, 2007 totaled $24.7 million. Revenues and other income sources for 2007 were not sufficient to cover operating expenses. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $92.6 million at December 31, 2007. We believe that our current cash, cash equivalents and investment securities balances will provide adequate resources to fund operations at least through the second quarter of 2009.

        Since our inception in 1984, we have dedicated substantially all of our resources to research and development. We have not generated any significant revenue from product sales to date and have operated at a loss in each year of our existence. We had a net loss of $32.8 million for the year ended December 31, 2007, a net loss of $23.3 million for the year ended December 31, 2006, and a net loss of $21.0 million for the year ended December 31, 2005. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available before 2010, if at all. We expect to incur additional operating losses in the future as we expand our clinical trials, increase our research and development activities and seek to commercialize picoplatin or other proposed products. Clinical studies are inherently uncertain, and our ongoing and planned trials of picoplatin or any future product candidates may not confirm the results achieved in earlier clinical and preclinical studies. If picoplatin or any future proposed products are not shown to be safe and effective, we will not receive the required regulatory approvals for commercial sale of such products. To the extent that we are successful in obtaining approvals for the commercial sale of picoplatin or any other product, we will need to secure one or more corporate partners for the manufacture, marketing and/or sale of such product. We may not be able to enter into such partnering arrangements in a timely manner or on terms acceptable to us.

Our Picoplatin Development Program

Overview of Cancer and its Treatment

        Cancer is a disease characterized by the uncontrolled growth and spread of abnormal cells. Cancer cells often originate from one tissue site and invade, spread and damage other tissues and organs, leading to death. Cancer is the second highest cause of death in the United States, exceeded only by heart disease. In the U.S., cancer accounts for one of every four deaths. In 2007, approximately 559,650 Americans were expected to die of cancer, more than 1,500 people a day. The National Cancer Institutes estimated that 1,444,920 new cancer cases would be diagnosed in 2007 (American Cancer Society: Cancer Facts & Figures 2007).

        In recent years, the diagnosis and treatment of human cancers have greatly improved. However, there is still a substantial need to improve the early diagnosis of cancer, the staging of cancer and the treatment of cancer. It is anticipated that the use of chemotherapeutics and targeted anti-cancer agents will be used both as single agents and in combination to provide benefit to cancer patients. Often patients are treated with multiple agents in combination and in varying sequences depending on the particular cancer type and severity of disease. The oncologist will often assess clinical benefit of a particular therapeutic combination by determining the impact of treatment on tumor size or spread compared to tolerability features. In this regard, chemotherapeutics have continued to have significant impact on cancer treatment, especially when combined with agents that show different anti-cancer properties and different tolerability features. We believe that new treatment combinations that incorporate recently approved targeted agents with chemotherapeutics exhibiting improved safety features will be supported by physicians and their patients.

        There is considerable need for new cancer treatments, as well as treatments that improve upon existing therapies. In recent years, many new classes of agents that provide modest increases in patient survival have been approved for use. We anticipate that the use of multiple agents, either in combination or in sequence, will continue to provide benefits to cancer patients. In addition, we believe that individualized therapies will become more prominent as enhanced tumor diagnostics and agents with different mechanisms of anti-cancer effect are approved and become available to the practicing oncologist. We also expect that early diagnosis and cancer prevention will provide for interventions that will allow patients to live longer and have a better quality of life. Current treatments for cancer include surgery, external-beam radiation, chemotherapy, targeted pharmaceuticals, hormone therapy, cytokines, interferons, antibodies, and antibody-based radiotherapeutics. There has been recent, substantial success in the combined use of both traditional chemotherapeutics, which generally destroy cells, and in targeted agents, which generally are combined with more conventional chemotherapeutics for maximum effect. Occasionally, chemotherapeutics or targeted agents are used as stand-alone agents in the treatment of human cancers.

Picoplatin and Platinum-Based Chemotherapeutics

        In April 2004, we acquired the rights to develop, manufacture and commercialize picoplatin, a new generation platinum-based cancer therapeutic. In September 2006, we renegotiated the financial terms of our April 2004 license agreement and obtained exclusive worldwide rights to picoplatin. Over the past two decades, platinum-based drugs have become a critical part of cancer treatment. Platinum-based agents, such as cisplatin, carboplatin and oxaliplatin, are currently used to treat a variety of tumors, including testicular, ovarian, colorectal and lung cancers. In this regard, platinum-based chemotherapeutics are administered primarily in combination with other agents, including with recently approved targeted cancer agents. The mechanism that underlies the use of platinum-based agents relies upon the targeting of tumor DNA where the platinum compound binds. Cells that undergo active cell division are prevented from completing the cell cycle by the presence of the platinum drug that is chemically bound to the DNA. The inability to proceed through normal cell division ultimately causes cell death. In some cases, treatment of cancer patients with platinum compounds leads to reduction in tumor mass due to a higher rate of tumor cell death compared with tumor cell replication.

        Current platinum-based chemotherapeutics have specific limitations, including chemo-resistance and safety side effects. All platinum-based agents exhibit toxicity to the blood forming cells in the bone marrow, or myelosuppression, as major adverse effects. The degree and characteristics of myelosuppression vary by platinum compound, dose and regimen. In addition, some current platinum agents show different degrees of additional safety side effects that include kidney toxicity, hearing loss, nausea, vomiting and peripheral nerve damage. As in the case of myelosuppression, these side effects vary with dose, agent, combination therapy and regimen.

        For most cancers that are treated with platinum-containing regimes, patients who initially respond to platinum-containing chemotherapy but subsequently progress six months or more after chemotherapy are described as having "platinum-sensitive" disease. Patients who initially respond to platinum-containing chemotherapy and then relapse and progress within six months after completing chemotherapy are said to have "platinum-resistant" disease. Patients with who fail to have a response or whose disease progresses during platinum-containing chemotherapy are said to have "platinum- refractory" cancer. As described below, in the case of small cell lung cancer, the distinction between platinum-sensitive and platinum-resistant disease is generally drawn based on whether progression occurs before or after 90 days of completing first-line platinum-containing chemotherapy. We believe that patients would benefit from a platinum-based agent that can be used initially to prevent or delay the development of the platinum-refractory or -resistant disease and that is effective in the treatment of disease that becomes refractory or resistant to currently used platinum-based therapies.

        New platinum-based chemotherapeutics that overcome both chemo-resistance and safety limitations are needed. In this regard, picoplatin has shown efficacy in preclinical and clinical studies of platinum-sensitive, -resistant and -refractory disease. We believe that picoplatin has the potential to become a platform product addressing multiple indications, combinations and formulations. Clinical evidence of activity has been observed for picoplatin in multiple cancers, including small cell and non-small cell lung, colorectal, ovarian, prostate and head and neck cancers. In addition, evaluation of several hundred cancer patients has suggested that picoplatin has a manageable toxicity profile and may result in less severe and less frequent side effects than have been observed with some currently marketed platinum-based agents.

Our Picoplatin Clinical Studies

        We currently are evaluating picoplatin in an ongoing Phase III clinical trial in small cell lung cancer and in separate Phase I/II clinical trials in the first-line treatment of metastatic colorectal and hormone-refractory prostate cancers. In addition, we have undertaken a Phase I clinical trial of an oral formulation of picoplatin. These programs are described below and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Major Research and Development Programs." It is important to keep in mind that clinical studies are inherently uncertain, and later trials may not confirm the results achieved in earlier clinical and preclinical studies and may not be supported by the results obtained in subsequent trials. You should refer to the section of this report entitled "Risk Factors" for a discussion of some of the factors that could materially affect our picoplatin clinical development program.

  Small Cell Lung Cancer

        Phase II and Phase III Clinical Trials.    In October 2004, we filed an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, to conduct a Phase II clinical trial of intravenous picoplatin versus intravenous topotecan HCl for injection (Hycamtin®) in patients with small cell lung cancer. Intravenous topotecan is an anti-tumor drug currently approved by the FDA as a treatment for patients with sensitive small cell lung cancer after failure of first-line chemotherapy. In clinical studies submitted to support approval of intravenous topotecan, sensitive disease was defined as responding to chemotherapy but subsequently progressing at least 60 days (in the Phase III study) or at least 90 days (in the Phase II study) after chemotherapy. Our Phase II trial was initiated in June 2005 in the United States and Canada, and the first patient was treated in July 2005. The objective for patient enrollment was approximately 75 patients with platinum-resistant or -refractory small cell lung cancer, defined as subjects who either (1) initially responded to first-line platinum-containing chemotherapy and then relapsed or progressed within 90 days after completion of first-line chemotherapy (resistant disease); or (2) failed to respond to or progressed during first-line platinum-containing chemotherapy (refractory disease). The clinical endpoints of the study included safety, objective tumor response rate (tumor shrinkage), time to tumor progression and overall survival.

        We amended our Phase II clinical trial protocol in January 2006 from a two-arm study of picoplatin versus intravenous topotecan to a single-arm study of picoplatin. We discontinued the intravenous topotecan arm of the study because patients and investigators often were unwilling to accept this study arm. The rationale for the amendment was that the dose and schedule of intravenous topotecan approved by the FDA for use in patients with platinum-sensitive small cell lung cancer have minimal, if any, efficacy in patients with platinum-resistant or -refractory small cell lung cancer and unacceptable toxicity, thus presenting a situation in which an ineffective but toxic treatment regimen was to be used as one arm of the randomized Phase II trial. We also amended the protocol because we no longer intended to use intravenous topotecan as the comparator treatment for our Phase III trial and wanted data in more patients treated with picoplatin to help us make a decision on whether to embark upon a large Phase III trial.

        We discussed the design of our Phase III trial with the FDA in April 2006 and modified our ongoing Phase II trial to support our plans for the Phase III trial. We expanded our small cell lung cancer study to include additional clinical sites in Eastern Europe, where we believed the greater availability of patients could enable us to more rapidly increase patient enrollment. In May 2006, we amended our Phase II protocol to provide for enrollment of a subset of patients with platinum-sensitive disease who relapsed within 91 to 180 days of completing first-line platinum-containing chemotherapy. We completed enrollment of our Phase II small cell lung cancer trial in August 2006. In November 2006, we announced positive interim overall survival results from the study, indicating a median overall survival of 27 weeks in 71 evaluable patients. This data served as the basis for our decision to initiate our pivotal Phase III SPEAR (Study of Picoplatin Efficacy after Relapse) trial. In June and September 2007, we announced additional data from our Phase II trial, including longer follow-up on more patients, which confirmed the interim results with median overall survival of 27 weeks in 77 evaluable patients.

        We initiated our pivotal Phase III SPEAR trial and enrolled our first patient in April 2007. The Phase III trial is being undertaken pursuant to a Special Protocol Assessment, or SPA, with the FDA. The SPA is a written agreement between us and the FDA on the objectives, design and endpoints to be used as a basis of filing for accelerated approval of picoplatin and the data analysis plan necessary to support full regulatory approval of picoplatin. The Phase III trial is an international, multi-center, open-label, controlled study to compare the efficacy and safety of picoplatin plus best supportive care with best supportive care alone as a second-line therapy. We are blinded to any analysis of the aggregate data until the database is locked upon completion of the study. The study is designed to enroll approximately 400 patients with small cell lung cancer whose disease is refractory (non-responsive) to first-line platinum-containing (cisplatin or carboplatin) chemotherapy or whose disease responded initially to first-line platinum-containing therapy but then progressed within six months after treatment was completed. Patients are being randomized in a 2:1 ratio to receive picoplatin plus best supportive care or best supportive care alone. Best supportive care includes all medical, radiation and surgical interventions that small cell lung cancer patients should receive to relieve the symptoms and treat the complications caused by small cell lung cancer, but excludes treatment with systemic therapies intended to kill cancer cells. The primary endpoint of the Phase III study is improved overall survival, as measured in time from randomization to death. Secondary endpoints include overall response rates, disease control and progression-free survival. We currently expect that we will have top-line data from this study in mid-2009. We presently anticipate filing a New Drug Application, or NDA, with the FDA in 2009; however, the actual timing for completion of the study and the timing of the filing of an NDA will depend on the rate of patient enrollment, survival times of all patients in the trial, as well as other factors, such as patient performance status, extent of disease and the other risks and uncertainties described in this report.

        The FDA has designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, as amended. To qualify for orphan drug status, a proposed drug must be intended for use in the treatment of a condition that affects fewer than 200,000 people in the United States. Orphan drug status entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval, if any, and qualifies us for research grants to support clinical studies, tax credits for certain research expenses and an exemption from certain application user fees. In August 2007, the FDA also granted picoplatin Fast Track designation for the second-line treatment of small cell lung cancer. The FDA's fast-track programs are designed to facilitate the development and expedite the review of drugs that are intended to treat a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs.

Fast-track designation provides for priority interactions with the FDA to improve the efficiency of clinical development and support the expeditious approval of promising drug candidates, including a rolling NDA submission. The European Commission, in 2007, designated picoplatin as an orphan medicinal product for the treatment of small cell lung cancer in the European Union. To qualify for this designation, a proposed drug must be intended for the treatment of life-threatening or serious conditions that are rare and affect not more than five in 10,000 persons in the European Union. Orphan medicinal product designation entitles us to certain incentives, such as eligibility protocol assistance and possible exemptions or reductions of certain regulatory fees during development or at the time of application for marketing approval in the European Union. If such approval is received, picoplatin would qualify for ten years of marketing exclusivity in the European Union.

        Small Cell Lung Cancer and its Treatment.    Small cell lung cancer accounts for approximately 20% of all lung cancer cases and is the most aggressive and fast growing type of lung cancer. Small cell lung cancer is strongly related to smoking, with 99% of tumors occurring in smokers or persons exposed to second-hand smoke. (American Lung Association, 2007). According to IntrinsiQ, the leading provider of U.S. oncology market data, a total of 51,885 small cell lung cancer patients were treated in the United States in 2007. Small cell lung cancer metastasizes rapidly to other sites within the body and is most often discovered after it has spread extensively. At the time of diagnosis, approximately two-thirds of small cell lung cancer patients have metastases outside the chest. Small cell lung cancer has two stages: (1) limited, which is defined as cancer confined to the one side of the chest that can be treated with a single area of radiation therapy and (2) extensive, which is defined as disease involving both sides of the chest and/or obvious spread of the cancer beyond the chest. Surgery is only used for the very few patients with early limited-stage disease. Radiation therapy plus chemotherapy is the standard of care for limited-stage small cell lung cancer. Treatment with radiation therapy plus chemotherapy can cure a small percentage of limited-stage patients. Standard treatment for extensive-stage disease comprises the use of combination chemotherapy.

        Platinum based therapy is the standard chemotherapy used in the first line-treatment of small cell lung cancer. According to IntrinsiQ, more than 80% of patients with small cell lung cancer in the United States were treated with either carboplatin or cisplatin plus etoposide as first-line chemotherapy in 2007. Despite an initial response rate of 40% to 90% to first-line therapy, long-term survival is rare due to development of resistance to chemotherapy and disease relapse.

        The prognosis for patients who received second-line therapy after relapse is poor and the overall expected mean survival after disease relapse is two to four months. Effective second line treatment for small cell lung cancer is a major unmet medical need. There is no standard chemotherapy for second-line small cell lung cancer, especially for patients with platinum-resistant disease. Intravenous topotecan is approved by the FDA for the treatment of sensitive small cell lung cancer after failure of first-line chemotherapy. In clinical studies submitted to support approval, sensitive lung cancer was defined as disease responding to chemotherapy but subsequently progressing at least 60 days (in the Phase III study) or at least 90 days (in the Phase II studies) after chemotherapy.

        Based on clinical and preclinical data to date, we believe that second-line picoplatin has potential activity in small cell lung cancer patients who have failed first-line platinum-containing therapy. A Phase II study was conducted by a prior licensee during 2001 and 2002 to assess the activity and tolerability of picoplatin when given intravenously as a second-line therapy to patients with small cell lung cancer. Overall, 4 of 13 patients (30.8%) with platinum-resistant small cell lung cancer derived clinical benefit and achieved a partial response or stable disease with picoplatin treatment. Two of 13 patients (15.4%) with platinum-resistant small cell lung cancer achieved a partial response (a decrease in the size of the tumor or the extent of cancer in the body) with picoplatin treatment, and two additional patients (15.4%) achieved stable disease (no increase or decrease in extent or severity of the cancer). The median survival of all 13 treated patients was approximately 27 weeks.

  Metastatic Colorectal Cancer

        Phase I/II Clinical Trial.    In May 2006, we treated our first patient in our ongoing Phase I/II study of intravenous picoplatin in the first-line treatment of patients with metastatic colorectal cancer. The trial is being conducted in Eastern Europe and is continuing to enroll patients. The Phase I component of the trial was designed to evaluate increasing doses of picoplatin, either once every two weeks or once every four weeks, in combination with the chemotherapy agents 5-fluorouracil and leucovorin to establish an appropriate dose of picoplatin for further testing in the Phase II efficacy component of the trial. Based on interim Phase I safety data, the therapy was generally well-tolerated. No severe neuropathy (grade 3 grade 4) has been observed in the patients treated to date. Twenty two percent of the patients treated had mild (grade 1 or grade 2) neuropathy. The dose limiting toxicity was most frequently toxicity to the blood forming cells in the bone marrow, or myelosuppression. The maximum tolerated dose was established in the every-four-week schedule at 150 mg/m2. The maximum tolerated dose for the every-two-week regimen has not yet been reached. We initiated a Phase II trial in November 2007 to generate proof-of-concept data to demonstrate that picoplatin can be used as a first-line chemotherapeutic agent with a favorable toxicity profile compared to oxaliplatin (Eloxatin®). The ongoing Phase II trial is expected to enroll 100 patients, randomized 1:1 to receive 5-fluorouracil and leucovorin plus oxaliplatin, also known as the FOLFOX regimen, or picoplatin (150mg/m2) given once every four weeks with 5-fluorouracil and leucovorin, which we refer to as the FOLPI regimen. We currently expect to complete enrollment in this Phase II trial in the first half of 2008. Endpoints of the Phase I/II study include safety, objective tumor response rate (tumor shrinkage), time to tumor progression, progression-free survival and overall survival.

        Colorectal Cancer and its Treatment.    According to the American Cancer Society, colon cancer is the third most common cancer among American men and women and the second and third leading cause of cancer death in the United States for men and women, respectively. An estimated 154,000 new cases of colon and rectal cancer were diagnosed in 2007, with an estimated 52,000 deaths in 2007, accounting for almost 10% of all cancer deaths in the U.S. (American Cancer Society, Cancer Facts and Figures 2007). A FOLFOX-based regimen is the standard of care in the United States for treatment of advanced colorectal cancer and adjuvant (post surgical) treatment of colon cancer in patients who have their primary tumors surgically removed. According to IntrinsiQ, 41.3% of colorectal cancer patients in the United States received oxaliplatin-containing treatment regimes in 2006, generating approximately $1.4 billion in revenue from the treatment of early and late-stage colorectal cancers with oxaliplatin in 2006 in the United States. However, approximately 82% of the patients previously untreated for advanced colorectal cancer who receive this treatment develop neuropathy, and approximately 19% of patients develop severe neuropathy, according to the oxaliplatin package insert. Neuropathy is a peripheral nerve function problem that can result in numbness, tingling and pricking sensations, sensitivity to touch, pain, and muscle weakness or wasting. The National Comprehensive Cancer Network Guidelines for Physicians recommends discontinuation of oxaliplatin after three months of therapy, or sooner if significant neurotoxicity (above grade 3) develops, with other drugs maintained until time of tumor progression. Picoplatin has been tested in more than 750 patients in Phase I and Phase II safety and efficacy studies. In contrast to oxaliplatin treatment, approximately 16% of patients treated with picoplatin as a single agent developed mild (grade 1) or moderate (grade 2) neuropathy and 1% of the patients developed severe (grade 3) neuropathy.

  Hormone Refractory Prostate Cancer

        Phase I/II Clinical Trial.    In May 2006, we treated our first patient in our ongoing Phase I/II study of intravenous picoplatin in the first-line treatment of patients with prostate cancer that is not responding to hormone treatments and has not previously been treated with chemotherapy. The trial is being conducted in Eastern Europe and enrollment was completed in December 2007. The Phase I component of the trial was designed to evaluate increasing doses of picoplatin in combination with 60 or 75 mg/m2 of the chemotherapy agent docetaxel (Taxotere®) administered every three weeks with 5 mg prednisone twice daily, to establish an appropriate dose of picoplatin for further testing in the Phase II component of the trial. Interim Phase I safety data showed that the picoplatin and docetaxel combination was generally well-tolerated, with only mild (grade 1) neuropathy in 3 of 33 patients (9%). No neuropathy of grade 2 (interfering with function but not daily living) or greater was observed. Myelosuppression was the dose limiting toxicity. We initiated the 30-patient Phase II component of the trial in July 2007 and completed patient enrollment in December 2007. The Phase II trial is a proof-of-concept trial designed to demonstrate that picoplatin improves efficacy when combined with the labeled dosage of docetaxel and prednisone in the first-line setting. This single-arm study examining 120mg/m2 picoplatin in combination with 75 mg/m2 docetaxel administered once every three weeks with 5 mg prednisone twice daily. Endpoints of the study include safety, reduction in prostate specific antigen (PSA), objective tumor response rate (tumor shrinkage), time to tumor progression, progression-free survival and overall survival.

        Hormone-Refractory Prostate Cancer and its Treatment.    Prostate cancer is the most common type of cancer among men in the United States, apart from skin cancer, and the third leading cause of death in American men. The American Cancer Society estimated that, in 2007, there would be approximately 219,000 new cases of prostate cancer in the United Stated and that approximately 27,000 men would die from this disease. Ten to twenty percent of men with prostate cancer present with metastatic disease and all patients with metastatic prostate cancer become refractory to hormone treatment. According to Decision Resources, the diagnosed incident cases of metastatic hormone-refractory prostate cancer in major pharmaceutical markets is projected to grow at 2.2% per year.

        Many patients diagnosed with prostate cancer initially receive surgery or radiation therapy, and some of these patients are cured. For many, however, the disease recurs. At this point the recurrent disease is treated with hormone therapy, and most patients initially respond well. The duration of response averages only 10 to 12 months, however, and the tumor cells eventually become resistant to the hormones, or hormone-refractory, and the tumor again progresses. Increasingly, chemotherapy is being used as a first-line treatment for hormone-refractory prostate cancer, but few effective drugs have been identified. Docetaxel in combination with prednisone was approved by the FDA in 2004 for the treatment of patients with metastatic (stage IV) hormone-refractory prostate cancer. According to IntrinsiQ, the 86.4% of U.S. patients received docetaxel-containing regimen for first-line treatment of stage IV hormone-refractory prostate cancer in 2007. Docetaxel or mitoxantrone, each as a single agent, were the two most commonly prescribed second-line treatment therapies for hormone-refractory prostate cancer in the United States in 2007. We believe that the combination of picoplatin and docetaxel has the potential to be more effective than either docetaxel or picoplatin alone.

  Oral Picoplatin

        Phase I Clinical Trial.    In April 2007 we initiated a Phase I randomized, open-label, dose-ranging study to compare the safety and efficacy of picoplatin administered orally with picoplatin administered intravenously in patients with advanced solid tumor malignancies. The trial, which is ongoing, is being conducted in clinical sites in the United States. We believe that oral picoplatin has significant potential for use in combination with other radiation therapies, oral chemotherapies and targeted therapies, including in a refractory setting following relapse from first-line therapies. In preclinical studies, picoplatin has been shown to have up to 40% oral bioavailability. In November 2007, we announced interim results from our ongoing Phase I clinical trial of oral picoplatin, which indicated oral bioavailability of 30% to 40% in patients with advanced cancer. Bioavailability refers to the fraction of an administered dose of an unchanged drug that reaches systemic circulation.

Picoplatin Source of Supply

        We have entered into separate agreements with third parties for the manufacture of picoplatin active pharmaceutical ingredient, or API, and the bulk production and distribution of finished picoplatin drug product for use in our clinical studies. We currently have one supplier each of API and finished drug product. Manufacturing services under these agreements are provided on a purchase order, fixed-fee basis. Unless earlier terminated, each agreement continues for an initial term ending December 31, 2009 and may be extended beyond the initial term upon agreement of the parties. The agreements generally provide that they may be terminated by either party if there is a material breach by the other party that remains uncured or in the event of solvency or bankruptcy of the other party. We may terminate the finished drug product supply agreement at any time with one year's advance notice. We may terminate the API manufacturing agreement if there is a change in control of the manufacturer. We have no assurance that our current suppliers will be able to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. We believe that there are other contract manufacturers with the capacity to manufacture picoplatin API and finished drug product. If we are required to seek out alternative manufacturers, we may incur significant additional costs and suffer delays in, or be prevented from, completing or initiating our ongoing or planned clinical trials.

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

        The parties executed the license agreement in April 2004, at which time we paid a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The original license agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanded the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and paid Genzyme an additional $5.0 million in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. We remain obligated to pay a total of $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment eliminated the sharing of sublicense revenues on and after September 18, 2007. The license agreement may be terminated by either party for breach, or if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to Genzyme. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.

        Our picoplatin portfolio includes United States and foreign patents and applications licensed from Genzyme, which cover the picoplatin product. With respect to picoplatin, we expect to rely primarily on US patent number 5,665,771 (expiring February 7, 2016), which is licensed to us by Genzyme, and additional licensed patents expiring in 2016 covering picoplatin in the European Union and other countries. The FDA designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. In addition, the European Commission has designated picoplatin as an orphan medicinal product for the treatment of small cell lung cancer in the European Union, which entitles us to exclusive marketing rights for picoplatin in the European Union for ten years following market approval.

        A number of additional potential avenues exist which may further extend our picoplatin patent protection and exclusivity. In the United States, these include The Drug Price and Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, which, among other things, generally provides for patent term extension for up to five years for an issued patent covering a drug product which has undergone regulatory review before marketing. In addition, since picoplatin has not been previously approved for marketing in the United States, picoplatin may qualify for new chemical entity data exclusivity, under which the FDA bans for a period of time submissions of applications from competitors based on published data or Abbreviated New Drug Applications for a drug containing the same active agent. Certain patent term restoration procedures and marketing exclusivity rights also may be available for qualifying drug products in the European Union or individual foreign countries. We intend to evaluate the availability of these mechanisms for extending the patent term and marketing exclusivity for picoplatin on an individual regional or country basis. We cannot be certain that we will be successful in any efforts to extend the term of any patent relating to picoplatin or that picoplatin will be granted additional marketing exclusivity rights in the United States or abroad.

        Risks associated with the protection of our patents and other proprietary technologies are described under the heading "Risk Factors" in Item 1A below. Pending or future patent applications by us or our collaborators will not necessarily result in issued patents. Moreover, the current patents that we own or license may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology, or our issued patents or those licensed by us could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

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

Competition

        The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum-refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer, and other platinum-based therapeutics. Large pharmaceutical/biotechnology companies, including Bristol-Myers Squibb Company, Bayer Schering Pharma AG, Dainippon Sumitomo Pharma Co. Ltd., Nippon Kayaku Co. Ltd., Eli Lilly and Company, GlaxoSmithKline PLC, Novartis AG, Pfizer Inc., Genentech, Inc., Shionogi & Co. Ltd., SK Pharma, Celgene Corporation and Sanofi-Aventis Group, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of small cell lung cancer or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of small cell lung cancer and other platinum-based therapeutics, including Abraxis BioScience Inc., Access Pharmaceuticals Inc., Ascenta Therapeutics, GPC Biotech AG, Onyx Pharmaceuticals Inc., Sunesis Pharmaceuticals Inc., Keryx Biopharmaceuticals Inc., Transave Inc., Vion Pharmaceuticals Inc., PharmaMar (Zeltia Group), ImmunoGen, Inc., Innovive Pharmaceuticals, Meabco A/S, Antigenics, Inc., Ipsen Group, MolMed S.p.A., Regulon, Inc., Simcere Pharmaceuticals and Menarini Group. As we expand the utility of picoplatin into other oncology indications, such as hormone-refractory prostate cancer and colorectal cancer, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third-party product development programs. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do, and may be better equipped than we are, to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin or any other proposed product candidates less competitive, uneconomical or obsolete.

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

  U.S. Government Regulation

        In the United States, drugs and biologics are subject to rigorous regulation by the FDA under the Federal Food, Drug and Cosmetic Act of 1976, as amended, and implementing regulations. The process required by the FDA before picoplatin and any other future drug candidates may be marketed in the United States generally involves the following:

  •
  completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;

  •
  submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before clinical trials can commence;

  •
  performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

  •
  submission of a Biologic License Application, or BLA, or an NDA to the FDA; and

  •
  FDA review and approval of the BLA or NDA prior to any commercial sale or shipment of the drug.

        In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with and inspected by the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice, or cGMP, regulations, which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

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

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA's Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board, or IRB, at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

        Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the drug is tested for:

  •
  safety (adverse effects);

  •
  dosage tolerance;

  •
  metabolism;

  •
  distribution;

  •
  excretion; and

  •
  pharmacodynamics (clinical pharmacology).

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

  Foreign Regulation

        In addition to regulation in the United States, we are subject to a variety of foreign regulations governing clinical trials and will be subject to foreign regulations with respect to commercial sales and distribution of our proposed future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those counties. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country.

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

Employees

        As of March 7, 2008, we had 51 full-time employees and 4 part-time employees. Of these full-time employees, 13 hold PhD degrees, 4 hold M.D. degrees, and one holds a JD degree. Of the total full-time employees, 33 employees were engaged in research and development activities and 18 were employed in general administration. We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Item 1A.    RISK FACTORS

        Investing in our common stock or other securities involves a high degree of risk. You should carefully read the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial and operating results could be harmed. In addition the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see "Special Note Regarding Forward-Looking Statements."

Risks Related to Our Business

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

        We have not been profitable since our formation in 1984. As of December 31, 2007, we had an accumulated deficit of $312.8 million. Our net loss for the year ended December 31, 2007 was $32.8 million. We had net losses of $23.3 million for the year ended December 31, 2006 and $21.0 million for the year ended December 31, 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenue from product sales. We do not anticipate that our picoplatin product candidate, or any other proposed products, will be commercially available before 2010, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our clinical trials and increase our research and development activities and seek to commercialize picoplatin or any future product candidates.

        Our ability to achieve long-term profitability is dependent upon achieving successful results in clinical trials and obtaining regulatory approvals for our picoplatin product candidate and any other proposed products and successfully commercializing our products alone or with third parties.

We will need to raise additional capital to develop and commercialize our product candidates and fund operations, and our future access to capital is uncertain and additional financing may have dilutive or adverse effects on our shareholders.

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

        The amount of additional financing we will require in the future will depend on a number of factors, including:

  •
  the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase III trial of picoplatin in small cell lung cancer, our ongoing Phase I/ II trials in colorectal and prostate cancers, as well as our ongoing Phase I trial of picoplatin (oral formulation) in solid tumors;

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

  •
  the costs incurred in connection with the planned expansion of our workforce;

  •
  the costs of any research collaborations or strategic partnerships established;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

  •
  the costs of performing our obligations under our loan with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash and other covenants and restrictions under the loan agreement.

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

        In April 2007, we initiated an international, multi-center randomized Phase III SPEAR (Study of Picoplatin Efficacy After Relapse) pivotal trial of picoplatin in small cell lung cancer. The Phase III trial, which is being conducted pursuant to an SPA with the FDA, is designed to compare the efficacy and safety of picoplatin plus best supportive care with best supportive care alone as a second-line therapy. The study is designed to enroll approximately 400 patients with small cell lung cancer whose disease did not respond to a first-line platinum-containing (cisplatin or carboplatin) chemotherapy regimen or whose disease responded initially to first-line platinum-containing therapy, but then progressed within six months after completion of treatment. Patients are being randomized on a 2:1 ratio to receive picoplatin plus best supportive care or best supportive care alone. The primary endpoint of the study is improved overall survival as measured in time from randomization to death. Secondary endpoints include response rates, disease control, duration of response and progression-free survival. We currently expect that top-line data from the study will be available in mid-2009 and anticipate filing an NDA with the FDA in 2009. However, the actual time to completion of the study, as well as the timing of the filing of an NDA, will depend on the rate of patient enrollment, survival times of all patients in the trial, as well as other factors, such as patient performance status, extent of disease and the risks and uncertainties described in this report.

        In May 2006, we treated our first patient in our Phase I/II study of picoplatin in the first-line treatment of patients with metastatic colorectal cancer. This study is designed to determine the safety and efficacy of picoplatin substituted for oxaliplatin in the FOLFOX regimen (combination of chemotherapy agents 5-fluorouracil, leucovorin and oxaliplatin) to treat patients newly diagnosed with metastatic colorectal cancer. Also in May 2006, we enrolled our first patient in our Phase I/II trial of picoplatin in the first-line treatment of patients with hormone-refractory metastatic prostate cancer. This study is designed to determine the safety and efficacy of picoplatin when combined with the chemotherapy agent docetaxel and prednisone. We initiated patient enrollment in the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007 and currently expect to complete patient enrollment in the first half of 2008. Endpoints of these studies include safety, response, time to progression, progression-free survival and overall survival. In April 2007, we initiated a Phase I study of an oral formulation of picoplatin in advanced solid tumors.

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

        Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, manufacture, sale, marketing and distribution of picoplatin and any other future product candidates.

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

        On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended, we will provide TSRI an aggregate of $2.5 million over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including the treatment of cancer. We have the option to negotiate a worldwide exclusive license, including the rights to sublicense, to develop and to commercialize any compounds arising from the collaboration. The research funding was payable by us to TSRI quarterly in accordance with the agreed upon research plan and budget. We made an initial funding payment to TSRI of approximately $0.1 million, on August 8, 2005. We paid TSRI total funding payments of approximately $1.0 million in 2006 and approximately $1.4 million in 2007, all of which amounts were charged to R&D expense. We completed our funding commitment to TSRI under the research funding agreement, which ended December 31, 2007, and have reserved our option rights under the agreement. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

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

        The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum-refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer and other platinum-based therapeutics. Large pharmaceutical/biotechnology companies, including Bristol-Myers Squibb Company, Bayer Schering Pharma AG, Dainippon Sumitomo Pharma Co. Ltd., Nippon Kayaku Co. Ltd., Eli Lilly and Company, GlaxoSmithKline PLC, Novartis AG, Pfizer Inc., Genentech, Inc., Shionogi & Co. Ltd., SK Pharma, Celgene Corporation and Sanofi-Aventis Group, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of small cell lung cancer or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of small cell lung cancer and other platinum-based therapeutics, including Abraxis BioScience Inc., Access Pharmaceuticals Inc., Ascenta Therapeutics, GPC Biotech AG, Onyx Pharmaceuticals Inc., Sunesis Pharmaceuticals Inc., Keryx Biopharmaceuticals Inc., Transave Inc., Vion Pharmaceuticals Inc., PharmaMar (Zeltia Group), ImmunoGen, Inc., Innovive Pharmaceuticals, Meabco A/S, Antigenics, Inc., Ipsen Group, MolMed S.p.A., Regulon, Inc., Simcere Pharmaceuticals and Menarini Group. As we expand the utility of picoplatin into other oncology indications such as prostate and colon cancers, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs. Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin or any other proposed product candidates less competitive, uneconomical or obsolete.

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

        In addition, the protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on US Patent Number 5,665,771 (expiring February 7, 2016), which is licensed to us by Genzyme, and additional licensed patents expiring in 2016 covering picoplatin in Europe and other countries. The FDA has also designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. If approved, we may also be able to extend the term of a U.S. patent covering picoplatin under the Hatch-Waxman Act, which Act permits the extension of the term of a United States Patent on a new drug for up to a maximum of five years. In addition, the European Commission has designated picoplatin as an orphan medicinal product for the treatment of small cell lung cancer in the European Union, which entitles us to exclusive marketing rights for picoplatin in the European Union for ten years following market approval in the European Union. Additional potential avenues exist which may supplement patent protection and exclusivity for picoplatin in Europe.

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

        In April 2003, we received $10.0 million from the sale to Boston Scientific Corporation, or BSC, of certain non-core patents and patent applications and the grant to BSC of exclusive license rights to certain non-core patents and patent applications. BSC originally asserted four such patents in two lawsuits against Johnson & Johnson, Inc., its subsidiary, Cordis Corporation, and Guidant Corporation, alleging infringement of such patents. In both lawsuits, the defendants denied infringement and asserted invalidity and unenforceability of the patents. BSC subsequently withdrew three of the patents from the litigation, including the patents that were assigned to BSC. BSC acquired Guidant in April 2006. On April 4, 2007, the court issued a summary judgment that the defendants did not infringe the patents licensed to BSC. The lawsuit is now on appeal. Although we were not a party to the lawsuits, our management and counsel have been deposed in connection with the lawsuits. It is possible that BSC, due to its lack of success with its claims, may seek damages from us, including recovery of all or a portion of the amounts it paid to us in 2003. We cannot assess the likelihood of whether such claim will be brought against us or the extent of recovery, if any, on any such claim.

Product liability claims in excess of the amount of our insurance would adversely affect our financial condition.

        The testing, manufacture, marketing and sale of picoplatin and any other proposed cancer therapy products, including past clinical and manufacturing activities in connection with our terminated STR development program, may subject us to product liability claims. We are insured against such risks up to a $10.0 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

Our past use of radioactive and other hazardous materials exposes us to the risk of material environmental liabilities, and we may incur significant additional costs to comply with environmental laws in the future.

        Our past research and development and manufacturing processes, as well as the manufacturing processes that may have been used by our collaborators, involved the controlled use of hazardous and radioactive materials. As a result, we are subject to foreign, federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes in connection with our use of these materials. Although we believe that our safety procedures for handling and disposing of such materials complied with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. We terminated our STR manufacturing operations in Denton, Texas in May 2005. We recorded costs associated with the closure of the Denton facility of $0.5 million in 2005 and $0.3 million in 2006. We completed the sale of the Denton facility on October 1, 2007. Our current insurance does not cover liability for the clean-up of hazardous waste materials or other environmental risks.

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

        Alan Glassberg, M.D. resigned as our chief medical officer effective March 15, 2007. Although Dr. Glassberg was an executive officer of the company, we did not experience any material disruptions as a consequence of his resignation. Dr. Glassberg serves on our clinical advisory board and provides us consulting services. Robert De Jager, M.D., FACP, was appointed as our chief medical officer effective February 1, 2008.

        Ronald A. Martell, a director of our company, was appointed as our president and chief operating officer on May 7, 2007.

        As of March 7, 2008, we had a total workforce of 51 full-time employees and 4 part-time employees. In September 2006, we moved our corporate headquarters to newly leased facilities in South San Francisco. We intend to maintain clinical development and support activities and facilities in Seattle and do not have plans to relocate any of our 33 employees currently in Seattle. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development program. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs and quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development activities or any other proposed programs and research and development efforts. We do not maintain key-person life insurance on any of our officers, employees or consultants.

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

        We have change of control agreements and severance agreements with all of our officers and consulting agreements with several of our scientific advisors. Our agreements with our officers provide for "at will" employment, which means that each officer may terminate his or her service with us at any time. In addition, our scientific advisors may terminate their services to us at any time.

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

        There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2007, the reported high and low closing sale prices of our common stock were $8.89 and $4.09. The reported high and low closing sale prices during the period from January 3, 2006 through September 22, 2006 (the last trading day preceding the effectiveness of our one-for-six reverse stock split) were $1.57 and $0.50. The reported high and low closing sale prices during the period from September 25, 2006 through December 31, 2006 (after the effective date of our reverse stock split) were $7.74 and $3.00. In 2005, the reported high and low closing sale prices of our common stock were $2.34 and $0.47. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

        On April 26, 2006, we completed a $65.0 million equity financing pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the 2006 equity financing, we issued to a small group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the 2006 equity financing, we issued an aggregate of 1.6 million shares of common stock to the holders of our Series B preferred stock upon conversion of their outstanding Series B preferred shares. At the time of closing, the placement agent for the financing also received a five-year warrant to purchase, on the same terms as the investors, 139,000 common shares. As a result of the completion of the 2006 equity financing, our outstanding common stock increased from 5.7 million shares to approximately 22.8 million shares. On April 30, 2007, we completed a $75.0 million public offering, pursuant to which we sold 11.8 million shares of our common stock at a public offering price of $6.33 per share. As a result of the completion of the public offering, our outstanding common stock increased from 22.8 million shares to approximately 34.7 million shares. Both the 2006 and 2007 stock offerings have resulted in substantial dilution to shareholders who held our common stock prior to those offerings. Entities affiliated with MPM and BCC participated as purchasers in both our 2006 equity financing and our 2007 public offering. Immediately following the closing of our 2007 public offering, MPM beneficially owned approximately

8.6 million shares of our common stock, or approximately 23.7% of our common shares outstanding. BCC beneficially owned approximately 5.5 million shares of our common stock, or approximately 15.5% of our common shares outstanding, immediately following the closing of the 2007 public offering. Nicholas J. Simon III, a director of our company, is a general partner of certain of the MPM entities that acquired common shares in the stock offerings. In addition, two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carry interests in the BCC entities that acquired common shares in the stock offerings.

        We maintain an effective registration statement with the SEC covering the resale of the 15.5 million shares of common stock issued in our 2006 equity financing and the 4.6 million shares of common stock issuable upon exercise of the warrants. Accordingly, these shares are generally available for immediate resale in the public market. In addition, the approximately 1.6 million shares of common stock issued upon conversion of the Series B preferred stock currently are available for immediate resale pursuant to a registration statement or an exemption from registration under Rule 144 of the Securities Act of 1933, as amended. All of the shares acquired by purchasers in our public offering are freely resalable in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

        Washington law imposes restrictions on certain transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the date the acquiring person first became a 10% beneficial owner of voting securities of the target corporation, unless (i) the business transaction or the acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the time the acquiring person first became a 10% beneficial owner of the target corporation's voting securities or (ii) at or after the acquiring first person became a 10% beneficial owner of the target corporation, the business transaction is approved by a majority of the members of the target corporation's board of directors and at least 2/3 of the outstanding voting shares of the target corporation (excluding shares held by the acquiring person). Prohibited business transactions include, among other things:

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

        In April 2001, we acquired a radiopharmaceutical manufacturing facility located on 12 acres in Denton, Texas. The main building was approximately 88,000 square feet and houses approximately 12,000 square feet of clean rooms. From 2001 to 2005, we used the facility to manufacture the radiotherapeutic compound used in our STR development program. We terminated our STR program in 2005, at which time we ceased operations on the site. We sold the facility on October 1, 2007.

Item 3.    LEGAL PROCEEDINGS

        Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been listed on the The Nasdaq Global Market since October 1, 2007. Prior to that time, our common stock was listed on the Nasdaq Capital Market. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Global Market or The Nasdaq Capital Market, as the case may be.

	High	Low
2007
First Quarter	$6.44	$4.65
Second Quarter	8.95	5.45
Third Quarter	7.42	5.26
Fourth Quarter	6.24	4.02
2006
First Quarter	$1.65	$0.71
Second Quarter	1.48	0.85
Third Quarter	3.60	0.45	(1)
Fourth Quarter	7.95	2.66

    (1)
    On September 22, 2006, the Company effected a one-for-six reverse split of its outstanding common stock.

        The closing sale price of our common stock on The Nasdaq Global Market was $3.82 on March 7, 2008.

        There were approximately 848 shareholders of record on March 7, 2008. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

        See Part III. Item 12. for information regarding securities authorized for issuance under our incentive compensation plans.

Stock Price Performance Graph

        The graph below compares the cumulative total shareholder return on our common stock with the cumulative shareholder return of the Nasdaq Stock Market Index (US) and the Nasdaq Pharmaceuticals Stocks Index. Stock price performance shown below is historical and not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return Among Poniard Pharmaceuticals, Inc.,
Nasdaq Stock Market (US) and Nasdaq Pharmaceuticals Stocks Index(1)

	2002	2003	2004	2005	2006	2007
Poniard Pharmaceuticals, Inc.	$100	$967	$486	$174	$194	$171
Nasdaq Stock Market Index (US)	100	150	163	166	183	198
Nasdaq Pharmaceutical Index	100	147	156	172	168	177

(1)
Assumes $100 invested on December 31, 2002, in our common stock, the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index, an index of approximately 217 companies with common stock quoted on the Nasdaq National Market. The Primary Standard Industrial Classification Code Number (SIC) of these companies is #2835—Pharmaceutical Companies. Total return performance for the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index is weighted based on the market capitalization of the firms included in each index and assumes that dividends are reinvested. The Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index are produced and published by the Center for Research in Securities Pricing at the University of Chicago.

Item 6.    SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following table shows selected financial data. It is important to read this selected financial data along with the "Financial Statements and Supplementary Data," as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$15	$1,015	$10,531
Operating expenses	35,353	21,234	21,075	20,502	15,218
Loss from operations	(35,353)	(21,234)	(21,060)	(19,487)	(4,687)
Net loss	(32,782)	(23,294)	(20,997)	(19,371)	(5,059)
Net loss applicable to common shareholders	(33,282)	(23,794)	(21,497)	(19,871)	(7,535)
Net loss per common share—basic and diluted	$(1.08)	$(1.37)	$(3.83)	$(3.96)	$(1.68)
Weighted average common shares outstanding—basic and diluted	30,762	17,376	5,611	5,024	4,547
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$29,616	$44,284	$4,523	$16,254	$15,166
Investment securities	63,286	9,562	—	1,499	12,335
Working capital (deficit)	84,383	42,299	(1,880)	15,689	26,064
Total assets	105,140	69,067	10,114	27,436	35,691
Notes payable, net of current portion	6,561	9,975	—	3,905	4,112
Shareholders' equity	$89,105	$46,891	$3,173	$20,828	$29,490

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described under the heading "Important Information Regarding Forward-Looking Statements" at the beginning of this report, our actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section above entitled "Risk Factors."

        Unless otherwise indicated, all common stock related amounts have been adjusted to reflect our one-for-six reverse stock split effective September 22, 2006.

Critical Accounting Policies

        Basis of Revenue Recognition:    To date, we do not have any significant ongoing revenue sources.

        Impairment of Long-Lived and Intangible Assets:    As of December 31, 2007, we had net property and equipment of approximately $1.1 million and a net intangible asset of approximately $10.0 million, which represents capitalized payments for our picoplatin license. In accounting for these long-lived and intangible assets, we estimate the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances, such as changes in the Company's business strategy and plans, a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Specifically, the value of the picoplatin intangible asset could be impaired as a result of negative results of clinical trials or as a result of adverse decisions or rulings of regulatory bodies, such as the FDA. Application of the test for impairment requires significant judgment, taking into account potentially unfavorable factors, such as those mentioned above, that could adversely affect the carrying value of the asset.

        In June 2005, we recognized an asset impairment loss of $3.3 million on certain facilities and equipment resulting from the termination of our STR program. The loss on the equipment at the Seattle facility was determined based on estimates of potential sales values of used equipment and other selling costs. In December 2006, we recognized an additional impairment loss of $0.4 million on the STR manufacturing facility in Denton, Texas, based on our evaluation of market data for this property, and classified this asset as a long-term asset held for sale. On October 1, 2007, we sold the Denton facility, which resulted in net sales proceeds of $2.7 million, with a net gain of $0.1 million.

        Long-Term Debt:    We assumed a note payable to Texas State Bank in connection with the acquisition of our STR manufacturing facility in Denton, Texas. In May 2006, we paid off the $2.7 million balance outstanding on the note.

        In October 2006, we entered into a loan and security agreement (the loan agreement) with Silicon Valley Bank and Merrill Lynch Capital, which is secured by a first lien on substantially all of our non-intellectual property assets. Under the loan agreement, we received capital loan proceeds of $15.0 million on October 31, 2006. The loan term is 42 months, with maturity on April 1, 2010. We are required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1.35 million additional payment on the maturity date of the loan. We are accreting this additional payment to the note payable balance over the term of the loan using the effective interest rate method and are reflecting the periodic accretion as additional interest expense. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7,500,000 during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and the commencement of enrollment of patients in a Phase III trial for picoplatin. We provided evidence of satisfaction of this latter covenant in May and August of 2007. In connection with the loan agreement, we issued five-year warrants to purchase an aggregate of 174,418 shares of common stock at an exercise price of $4.30 per share. The portion of the loan proceeds allocable to the warrants is $540,000 based on their relative fair value, which we recorded as additional discount to notes payable. We classify the portion of the loan that is due for payment in 2009 and thereafter as a long-term payable.

        Stock Compensation:    Beginning January 1, 2006, we account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payments," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of a grant. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense, which could be material to our results of operations.

Results of Operations

Year Ended December 31, 2007 Compared with December 31, 2006

        We had no revenue for 2007 and 2006.

        Total operating expenses increased 66% to $35.4 million for the year ended December 31, 2007, from $21.2 million for the year ended December 31, 2006.

        Research and development expenses for the year ended December 31, 2007 increased 75% to $23.4 million, from $13.4 million for the year ended December 31, 2006. The primary components of the increase in 2007 were higher clinical costs of $6.3 million associated with our picoplatin trials, increased costs of $2.6 million for other R&D efforts and increased stock option expense of $1.1 million.

        General and administrative expenses increased 60% to $12.1 million for the year ended December 31, 2007, from $7.5 million for the year ended December 31, 2006. The increase in G&A costs during 2007 was due primarily to increased stock option expense of $2.9 million, increased personnel costs of $1.5 million, increased facilities overhead costs of $0.5 million, offset by decreased general legal costs of $0.3 million.

        Interest expense for the year ended December 31, 2007 was $1.7 million, compared to interest expense of $4.0 million for the year ended December 31, 2006. The $2.3 million decrease in interest expense for 2007 was due primarily to the reduction in debt discount amortization of $2.9 million, which was offset by an increase in bank notes interest expense of $0.6 million. The decrease in debt discount amortization resulted principally from our bridge financing, which accounted for debt discount amortization of $3.5 million in 2006 and no amortization in 2007. Interest income for the year ended December 31, 2007 was $4.3 million, an increase of $2.4 million over interest income for the year ended December 31, 2006. This was due to the income from the investment of excess cash from our 2007 public offering.

        We received approximately $70.0 million in net cash proceeds from a public offering of 11.8 million shares of our common stock at a price of $6.33 per share in April 2007 (the 2007 public offering). We plan to use these proceeds for the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital. We believe that current cash, cash equivalents, and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009. As a result of the completion of the 2007 public offering, our outstanding common stock increased from approximately 22.8 million shares to approximately 34.7 million shares.

        Cash and cash equivalents at December 31, 2007 were $29.3 million, compared with $44.1 million at December 31, 2006.

        We currently are conducting multiple ongoing studies of picoplatin and initiated a Phase III pivotal study in April 2007. These, as well as increases in personnel and other plans for future growth, are expected to result in significant increases in our future operating costs, including research and development and administrative expenses. We will require substantial additional funding to support our picoplatin and any other clinical development programs and to fund our operations. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtail the scope of our picoplatin and other proposed development activities.

        Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2007 and 2006.

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

        Research and development expenses for the year ended December 31, 2006 increased 31% to $13.4 million, from $10.2 million for the same period in 2005. The primary components of the increase in 2006 were higher clinical costs of $4.9 million associated with our picoplatin trials and increased costs of $1.5 million for other R&D efforts, offset by decreased costs of $2.9 million related to the termination of our STR program and decreased costs of $0.4 million related to our patent portfolio maintenance.

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

        Preferred dividends on Series 1 Preferred Stock were $0.5 million in both 2006 and 2005.

Major Research and Development Programs

        Our major research and development program during the fiscal years ended December 31, 2007 and 2006 was picoplatin, a new generation platinum-based cancer therapy. Our major research and development program during the fiscal year ended December 31, 2005 was skeletal targeted radiotherapy, or STR, a bone-targeting radiotherapeutic. In May 2005, we discontinued our STR program and refocused our resources on the development of picoplatin. This restructuring included terminating patient enrollment in our Phase III trial of STR in multiple myeloma, ceasing operations at our Denton facility, where STR was manufactured, and reducing our workforce by approximately 50%.

        Picoplatin Program.    Picoplatin is a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive median overall survival data from that ongoing study, we initiated a Phase III pivotal trial of picoplatin in small cell lung cancer in April 2007. In May 2006, we treated our first patients in separate Phase I/II studies evaluating picoplatin as a first-line treatment of advanced colorectal cancer and hormone-refractory prostate cancer. We initiated the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007. In April 2007, we initiated a Phase I study of an oral formulation of picoplatin in advanced solid tumors.

        As of December 31, 2007, we have incurred external costs of approximately $29.2 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $0.7 million to $1.0 million and $40.0 million to $45.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in hormone-refractory prostate cancer are in the ranges of $10.0 million to $12.0 million and $5.0 million to $6.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our Phase I trial in oral picoplatin are in the range of $0.8 million to $1.0 million through 2009, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

        Discontinued STR Program.    STR is a radiotherapeutic designed to deliver radiation specifically to sites of cancer in the bone and bone marrow. From inception of our STR development program in 1998 until its discontinuation in May 2005, we incurred total STR program costs of approximately $58.2 million. Total estimated costs to complete our STR Phase III clinical trial and potentially obtain marketing approval were in the range of $35 million to $40 million, including cost of clinical drug supply. These costs would have been substantially higher if we were required to repeat, revise or expand the scope of our trials or conduct additional clinical trials. Discontinuation of our STR development program relieved us of the annual costs associated with the program, including manufacturing, clinical trial and personnel costs. During 2004 and 2005, these costs were approximately $10.2 million and $2.9 million, respectively. In October 2007, we sold the Denton manufacturing facility.

        STR was a clinical stage product for which no marketing approvals had been obtained. We had no material cash inflows relating to STR development and did not receive any revenues from product sales of STR. Due to our decision to curtail our STR development program, there is neither an anticipated completion date nor an expected period during which material cash inflows will commence. As a consequence of the restructuring, we are not dependent on the successful development and completion of our STR program.

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

Summary of Research and Development Costs

	2007	2006	2005
	(in thousands)
Picoplatin	$15,391	$9,058	$4,150
Discontinued programs	150	68	2,864
Other overhead and research costs	7,832	4,230	3,184

Total research and development costs	$23,373	$13,356	$10,198

Liquidity and Capital Resources

        We have historically experienced recurring operating losses and negative cash flows from operations. As of December 31, 2007, we had net working capital of $84.4 million, an accumulated deficit of $312.8 million and total shareholders' equity of $89.1 million.

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the year ended December 31, 2007 totaled $24.7 million. There were no revenues and other income sources for the year ended December 31, 2007. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $92.6 million at December 31, 2007 compared to $53.7 million at December 31,

2006. We believe that our current cash, cash equivalents and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009.

        On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were $70.0 million. We plan to use these proceeds for the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital. As a result of the completion of the public offering, our outstanding common stock increased from approximately 22.8 million shares to approximately 34.7 million shares.

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

        In connection with our 2006 equity financing, we entered into a letter agreement with Texas State Bank, pursuant to which we agreed to accelerate the maturity date of our promissory note with the Bank to June 5, 2006. The Texas State Bank note, which was secured by our radiopharmaceutical manufacturing plant and other STR assets located in Denton, Texas, had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). We paid off the outstanding balance of the note, $2.7 million, on May 23, 2006. On October 1, 2007, we sold the Denton property, which resulted in net sales proceeds of $2.7 million, with a net gain of $105,000.

        On October 25, 2006, we entered into a loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital, pursuant to which we obtained a $15.0 million capital loan. We have used $10.0 million of the proceeds of the loan to fund our cash payment obligations to Genzyme under the license agreement amendment and plan to use the remaining proceeds to support our late-stage clinical trials of picoplatin and general working capital needs. The loan is for a term of 42 months and matures on April 1, 2010. We are required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1.35 million additional payment upon the maturity date of the loan. We are accreting this additional payment to the note payable balance over the term of the loan using the effective interest rate method and are reflecting the periodic accretion as additional interest expense. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7.5 million during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and commence enrollment of patients in a Phase III trial for picoplatin. We provided evidence of satisfaction of this latter covenant in May and August of 2007. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of our payment obligations under the loan agreement.

        We completed the relocation of our corporate headquarters to South San Francisco in September 2006. We intend to maintain our current clinical and development and support activities in Seattle. The addition of 17,045 square feet of office and laboratory space leased in the South San Francisco facility resulted in a substantial increase in our rent and operating costs. Under the lease agreement dated July 10, 2006, the annual base rent for the leased facilities is approximately $542,000 and is subject to annual adjustment based on increases in the Consumer Price Index in the San Francisco metropolitan market (CPI-SFMM) and a one time adjustment for reimbursement for tenant improvements. Monthly base rent was increased by $1,400 to $46,600 following the adjustment for the 2007 CPI-SFMM. In December 2007, we received approximately $251,000 as a tenant reimbursement that resulted in a further $5,400 increase in monthly base rent to $52,000. Additional rent is payable monthly based on our share of operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. We paid total rent (base rent and additional rent based on our share of project operating expenses) of approximately $681,000 during 2007. The initial term of the lease is 60 months. We may, upon written notice delivered at least nine months prior to expiration of the initial lease term, extend the lease for an additional three years, with rent payable at the then market rate.

        In April 2004, we acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. AnorMED was acquired by Genzyme Corporation in November 2006. Under the terms of the original agreement, we paid a one-time upfront payment of $1.0 million in common stock and $1.0 million in cash. The original agreement provided for development and commercialization milestone payments of up to $13.0 million, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of net product sales after regulatory approval. The parties executed an amendment to the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and $5.0 million in cash on March 30, 2007. The amendment eliminated $8.0 million in development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment eliminated the sharing of sublicense revenues on and after September 18, 2007.

        On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended, we committed to provide TSRI an aggregate of $2.5 million over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors and focal adhesion kinase inhibitors as therapeutic agents, including the treatment of cancer. We have the option to negotiate a worldwide exclusive license, including the right to sublicense, to develop and to commercialize any compounds arising from the collaboration. The research funding was payable by us to TSRI quarterly in accordance with the agreed upon research plan and budget. On August 8, 2005, we made an initial funding payment to TSRI of approximately $0.1 million. We paid TSRI total funding payments of approximately $1.0 million in 2006 and approximately $1.4 million in 2007, all of which amounts were charged to R&D expense. We completed our funding commitment to TSRI under the research funding agreement, which ended December 31, 2007, and have reserved our option rights under the agreement. We have no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that we will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

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

        Our actual capital requirements will depend upon numerous factors, including:

  •
  the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase II and Phase III trials of picoplatin in small cell lung cancer, our ongoing Phase II trials in colorectal and prostate cancers, as well as our Phase I trial of picoplatin (oral formulation) in solid tumors;

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

  •
  the costs of incurred in connection with the planned expansion of our workforce;

  •
  the costs of any research collaborations or strategic partnerships established;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

  •
  the costs of performing our obligations under the loan with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash and other covenants and restrictions under the loan agreement.

        During 2006, we experienced significant changes to our capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93.3 million of our net operating loss carryforwards and $9.1 million of our research and development credit carryforwards. We had net operating loss carryforwards of approximately $90.8 million available for future use as of December 31, 2007, which will expire from 2008 through 2027. Although the public offering completed on April 30, 2007 resulted in a significant change in the Company's capital structure, we have determined that an ownership change did not occur as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation carryforwards available for use in future years will not be further limited under IRC Sections 382 and 383 as a result of that public offering.

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

        At December 31, 2007, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt obligations:
Notes payable(2)(3)	$12,734	$4,879	$7,855	$—	$—
Operating lease obligations:
Seattle premises	872	547	325	—	—
South San Francisco premises(1)	2,255	632	1,259	364	—

	3,127	1,179	1,584	364	—
Capital lease obligations:
Equipment capital lease(4)	113	37	73	3	—

Total	$15,974	$6,095	$9,512	$367	$—

(1)
Lease executed in July 2006. See discussion above for details.

(2)
Amounts include interest payments.

(3)
Amount in "Total" column includes total principal payment of $10,710 as refected on the Consolidated Balance Sheet for the year ended December 31, 2007.

(4)
Amount in "Total" column includes total principal payment of $98 as refected on the Consolidated Balance Sheet for the year ended December 31, 2007.

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has been in a net operating loss position since its inception and has not recognized any tax benefits for any of its income tax positions as a result of a full valuation allowance. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2007. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred. Tax years that remain open for examination include 2004 through 2007. In addition, tax years from 1992 to 2003 may be subject to examination in the event that the Company utilizes the net operating loss carryforwards from those years in its current or future tax returns.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP), which delays the effective date of SFAS 157 for all non- financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions; however an early adopter must also adopt Statement 157 at the same time. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the debt securities included in its investment portfolio. The Company does not invest in any derivative financial instruments. The Company invests in money market funds, debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2007, the Company owned no government debt instruments and owned corporate debt securities totaling $63.3 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of two years or less and in securities with variable interest rates. All of the corporate debt securities owned by the Company at December 31, 2007 had maturities of less than one year.

        The Company's only material outstanding debt is its loan obligation to Silicon Valley Bank and Merrill Lynch Capital. The outstanding balance of this loan was $10.7 million on December 31, 2007. The loan, which matures on April 1, 2010, bears interest at a fixed rate of 7.67%. The occurrence of an event of default under the loan, as described above, would increase the applicable rate of interest by 5% during the continuance of the event of default and could result in acceleration of the Company's payment obligations under the loan agreement.

Investment Risk

        In the past, the Company has received equity instruments under licensing agreements. These instruments, when received, are included in investment securities and are accounted for at fair value with unrealized gains or losses reported as a component of comprehensive loss and classified as accumulated other comprehensive income—unrealized gain on investment securities in shareholders' equity. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. At December 31, 2007 and 2006, the Company owned no corporate equity securities.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All financial schedules are omitted since the required information is not applicable or has been presented in the financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Poniard Pharmaceuticals, Inc.:

        We have audited the accompanying consolidated balance sheets of Poniard Pharmaceuticals, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Poniard Pharmaceuticals, Inc. and subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Poniard Pharmaceuticals, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poniard Pharmaceuticals, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Poniard Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its accounting for share-based payments to employees as required by Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", effective January 1, 2006.

/s/ KPMG LLP

Seattle, Washington
March 13, 2008

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	29,335	44,148
Cash—restricted	281	136
Investment securities	63,286	9,562
Prepaid expenses and other current assets	955	654

Total current assets	93,857	54,500
Facilities and equipment, net of depreciation of $954 and $686, respectively	1,121	525
Other assets	141	182
Assets held for sale	—	2,624
Licensed products, net of accumulated amortization of $1,979 and $764	10,021	11,236

Total assets	105,140	69,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	677	775
Accrued liabilities	4,550	2,520
Current maturities of note payable and capital lease obligation	4,247	3,906
Licensed products payable	—	5,000

Total current liabilities	9,474	12,201

Long-term liabilities:
Note payable and capital lease obligation, net of discount of $1,018 and $1,753, respectively	6,561	9,975

Total long-term liabilities	6,561	9,975

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding at December 31, 2007 and 2006 (entitled in liquidation to $5,175, respectively)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized, 34,662,689 and 22,808,233 shares issued and outstanding at December 31, 2007 and 2006, respectively	693	456
Additional paid-in capital	401,225	326,025
Accumulated deficit, including other comprehensive income of $59 and $0 at December 31, 2007 and 2006, respectively	(312,817)	(279,594)

Total shareholders' equity	89,105	46,891

Total liabilities and shareholders' equity	105,140	69,067

See accompanying notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$—	$—	$15

Operating expenses:
Research and development	23,373	13,356	10,198
General and administrative	12,085	7,548	5,948
Gain on sale of real estate and equipment	(105)	(73)	(158)
Asset impairment loss		403	3,346
Restructuring	—	—	1,741

Total operating expenses	35,353	21,234	21,075

Loss from operations	(35,353)	(21,234)	(21,060)

Other income (expense):
Interest income	4,298	1,906	330
Interest expense	(1,727)	(3,966)	(267)

Total other (expense) income	2,571	(2,060)	63

Net loss	(32,782)	(23,294)	(20,997)
Preferred stock dividends	(500)	(500)	(500)

Net loss applicable to common shares	$(33,282)	$(23,794)	$(21,497)

Loss per share:
Basic and diluted loss applicable to common shares	$(1.08)	$(1.37)	$(3.83)

Weighted average common shares outstanding—basic and diluted	30,762	17,376	5,611

See accompanying notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(32,782)	$(23,294)	$(20,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,526	605	458
Amortization of discount on notes payable	775	3,604	—
Amortization of discount on investment securities	(1,167)	—	—
Gain on disposal of real estate and equipment	(105)	(27)	(137)
Asset impairment loss	—	403	3,346
Restructuring	—	—	476
Increase in restricted cash to secure operating lease	—	(136)	—
Stock options and warrants issued for services	55	13	(21)
Stock-based employee compensation	5,414	1,471	5
Change in operating assets and liabilities:
Prepaid expenses and other assets	(301)	(199)	207
Accounts payable	(98)	(220)	(135)
Accrued liabilities	2,030	506	331

Net cash used in operating activities	(24,653)	(17,274)	(16,467)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	51,560	—	1,500
Purchases of investment securities	(104,058)	(9,562)	—
Facilities and equipment purchases	(773)	(385)	(84)
Purchase of licensed product	(5,000)	(5,000)	—
Proceeds from sales of equipment and facilities	2,729	110	303

Net cash (used in) provided by investing activities	(55,542)	(14,837)	1,719

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	69,946	58,485	3,812
Proceeds from bridge note payable	—	3,460	—
Proceeds from bank note payable	—	15,000	—
Repayment of bank notes payable principal	(3,905)	(4,584)	(339)
Repayment of capital lease obligation	(36)	—	—
Decrease (increase) in restricted cash	(145)	1,000	(1,000)
Payment of notes payable issuance costs		(144)	—
Proceeds from stock options and warrants exercised	22	19	44
Preferred stock dividends	(500)	(500)	(500)

Net cash provided by financing activities	65,382	72,736	2,017

Net increase (decrease) in cash and cash equivalents	(14,813)	40,625	(12,731)

Cash and cash equivalents:
Beginning of year	44,148	3,523	16,254

End of year	$29,335	$44,148	$3,523

Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$500	$500	$500
Increase in licensed products with increase in current obligations payable	—	5,000	—
Debt discount capitalized in shareholders' equity	—	4,000	—
Conversion of bridge loan plus interest accrued thereon into common stock	—	3,524	—
Increase in capital leases	134	—	—
Supplemental disclosure of cash paid during the period for:
Cash paid for interest	$974	$209	$261

See accompanying notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock, Series 1		Preferred Stock, Series B		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Shareholders' Equity
Balance, December 31, 2004	205	$4	2	$—	5,151	$103	$255,025	$(234,304)	$20,828
Exercise of stock options and warrants	—	—	—	—	16	—	44	—	44
Common stock issued, net of offering costs of $337	—	—	—	—	553	11	3,801	—	3,812
Modification of outstanding employee options	—	—	—	—	—		6	—	6
Stock options issued for services	—	—	—	—	—	—	(21)	—	(21)
Comprehensive loss:
Net loss								(20,997)	(20,997)
Unrealized gain on investment securities								1	1

Total comprehensive loss	—	—	—	—	—	—	—	(20,996)	(20,996)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)

Balance, December 31, 2005	205	$4	2	$—	5,720	$114	$258,855	$(255,800)	$3,173
Exercise of stock options and warrants	—	—	—	—	6	—	19	—	19
Common stock issued, net of offering costs of $3,953	—	—	—	—	14,652	293	58,192	—	58,485
Conversion of bridge loan and interest accrued thereon into common stock	—	—	—	—	839	17	3,507	—	3,524
Conversion of preferred shares into common stock	—	—	(2)	—	1,591	32	(32)	—	—
Share-based employee compensation expense	—	—	—	—	—	—	1,572	—	1,572
Modification of outstanding employee options	—	—	—	—	—	—	(101)	—	(101)
Warrants issued and recognition of beneficial conversion feature in connection with issuance of debt	—	—	—	—	—	—	4,000	—	4,000
Stock options and warrants issued for services	—	—	—	—	—	—	13	—	13
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,294)	(23,294)
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	(23,294)	(23,294)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)

Balance, December 31, 2006	205	$4	—	$—	22,808	$456	$326,025	$(279,594)	$46,891

Exercise of stock options and warrants	—	—	—	—	6	—	22	—	22
Common stock issued, net of offering costs of $5,054	—	—	—	—	11,849	237	69,709	—	69,946
Share-based employee compensation expense	—	—	—	—	—	—	5,414	—	5,414
Stock options and warrants issued for services	—	—	—	—	—	—	55	—	55
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(32,782)	(32,782)
Unrealized gain on investment securities	—	—	—	—	—	—	—	59	59

Total comprehensive loss	—	—	—	—	—	—	—	(32,723)	(32,723)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	(500)

Balance, December 31, 2007	205	$4	—	$—	34,663	$693	$401,225	$(312,817)	$89,105

See accompanying notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Organization and Operations

        Poniard Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative oncology products to impact the lives of people with cancer. The consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and its wholly owned subsidiary, NeoRx Manufacturing Group, Inc. (the Company).

        The Company has historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2007, the Company had net working capital of $84,383,000, an accumulated deficit of $312,817,000 and total shareholders' equity of $89,105,000. The Company's total cash, cash equivalents and investment securities, net of restricted cash of $281,000, was $92,621,000 at December 31, 2007. The Company believes that its current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least through the second quarter of 2009.

        All inter-company balances and transactions have been eliminated.

        Unless otherwise indicated, all common stock related amounts have been adjusted to reflect the Company's one-for-six reverse stock split effective September 22, 2006.

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

        Research and Development Revenues and Expenses:    To date, the Company does not have any significant ongoing revenue sources. Research and development costs are expensed as incurred. It is the Company's practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses. Third-party reimbursements for 2007, 2006 and 2005 were $51,000, $52,000 and $16,000, respectively.

        Cash Equivalents:    All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents represent cash invested primarily in money market funds, federal government and agency securities and corporate debt securities.

        Investment Securities:    The Company considers all investment securities as available-for-sale. All securities are carried at fair value. The Company does not invest in derivative financial instruments. Unrealized gains and losses on investment securities are reported as a component of comprehensive income or loss and classified as accumulated deficit—unrealized gain on investment securities in shareholders' equity. The Company monitors investment securities for other than temporary declines in fair value and charges impairment losses to income when an other than temporary decline in estimated value occurs.

        Facilities and Equipment:    Facilities and equipment are stated at acquired cost, less any charges for impairment. Depreciation is provided using the straight-line method over estimated useful lives of five to seven years for equipment and furniture, three years for computer equipment and software and

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Summary of Significant Accounting Policies (Continued)

thirty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the assets' estimated useful lives or the terms of the leases.

        Impairment of Long-Lived and Intangible Assets:    Long-lived assets, including property and equipment, and intangible assets, including capitalized license payments for the Company's picoplatin product candidate, are reviewed for possible impairment whenever significant events or changes in circumstances; including changes in the Company's business strategy and plans, a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate; indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. The Company reviews long-lived and intangible assets annually and on an as-needed basis to determine if there have been any adverse events or circumstances that would indicate that an impairment exists. In particular, the value of the picoplatin intangible asset could be impaired as a result of negative results of clinical trials or as a result of adverse decisions or rulings of regulatory bodies, such as the FDA. As a result of these reviews, the Company recorded an impairment charge related to the restructuring activities during 2005 and an additional impairment charge in 2006. No additional impairment charges were recognized in 2007. See Note 10 below for further details.

        Debt Issuance Costs:    Costs incurred in connection with the securing of long-term bank loans and other long-term debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

        Licensed Products:    Licensed Products represent an exclusive license to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent. Licensed Products are amortized using the straight-line method over their estimated useful life of twelve years. The Company evaluates the recoverability of Licensed Products periodically and takes into account events or circumstances that might indicate that an impairment exists as discussed above under "Impairment of Long-Lived and Intangible Assets." No impairment of Licensed Products was identified during 2006 or 2007. See Note 13 below for additional information.

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

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Summary of Significant Accounting Policies (Continued)

options and warrants to acquire shares of common stock for the years indicated because their effect would not be dilutive.

	2007	2006	2005
Common Stock options	4,650,000	1,660,000	721,000
Common Stock warrants	5,947,000	5,947,000	538,000

        Additionally, aggregate common shares of 39,015, issuable as of December 31, 2007 upon conversion of the Company's Series 1 convertible exchangeable preferred stock, are not included in the calculation of diluted loss per share for 2007, 2006 and 2005 because the share increments would not be dilutive. Aggregate shares of 574,398, issuable as of December 31, 2005 upon conversion of the Company's Series B convertible preferred stock are not included in the calculation of diluted loss per share for 2005 because the share increments would not be dilutive. All outstanding shares of the Company's Series B convertible preferred stock were converted into the Company's common stock and retired in April 2006.

        Share-Based Compensation:    Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior years presented have not been restated to reflect the fair value method of expensing share-based compensation.

        Concentration in the Available Sources of Supply of Materials:    For the Company's picoplatin product candidate to be successful, the Company needs sufficient, reliable and affordable supplies of the picoplatin active pharmaceutical ingredient (API) and finished drug product. Sources of picoplatin API and finished drug product may be limited, and third-party suppliers may be unable to manufacture API and drug product in amounts and at prices necessary to successfully commercialize the Company's picoplatin product. Moreover, third-party manufacturers must continuously adhere to current Good Manufacturing Practice (cGMP) regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant a New Drug Application (NDA) for the Company's proposed products. In complying with cGMP and foreign regulatory requirements, any of the Company's third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that the Company's products meet applicable specifications and other requirements. If any of the Company's third-party manufacturers or suppliers fails to comply with these requirements, the Company may be subject to regulatory action.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Summary of Significant Accounting Policies (Continued)

        The Company relies on third parties to manufacture its picoplatin API and finished drug product for its clinical trials. The Company currently has separate agreements with one supplier each of API and finished drug product. Manufacturing services under these agreements are provided on a purchase order, fixed-fee basis. Unless earlier terminated, each agreement continues for an initial term ending December 31, 2009, and may be extended beyond the initial term upon agreement of the parties. The agreements generally provide that they may be terminated by either party if there is an uncured material breach by the other party or in the event of insolvency or bankruptcy of the other party. The Company may terminate the finished drug product supply agreement at any time with one year's advance notice. The Company may terminate the API manufacturing agreement if there is a change in control of the manufacturer. The Company has no assurance that its current suppliers will be able to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. The Company believes that there are other contract manufacturers with the capacity to manufacture picoplatin API and finished drug product. If the Company is required to seek out alternative manufacturers, it may incur significant additional costs and suffer delays in, or be prevented from, completing or initiating its ongoing or planned clinical trials.

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

        New Accounting Pronouncements:    In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has been in a net operating loss position since its inception and has not recognized any tax benefits for any of its income tax positions as a result of a full valuation allowance. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2007. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred. Tax years that remain open for examination include 2004 through 2007. In addition, tax years from 1992 to 2003 may be subject to examination in the event that the Company utilizes the net operating loss carryforwards from those years in its current or future tax returns.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position SFAS 157-2,

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Summary of Significant Accounting Policies (Continued)

Effective Date of FASB Statement No. 157 (FSP), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions; however an early adopter must also adopt Statement 157 at the same time. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

NOTE 3. Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, using the modified prospective transition method. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25 and related interpretations.

        Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in SFAS 123R, which includes a binomial model and the Black-Scholes-Merton (Black-Scholes) model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the modified prospective transition method, as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock options' remaining vesting period. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified prospective transition method, the Company's consolidated financial statements for years ended prior to January 1, 2006 have not been restated to reflect the impact of SFAS 123R.

        As a result of adopting SFAS 123R on January 1, 2006, the Company's loss from operations and net loss for the years ended December 31, 2007 and 2006 was $5,414,000 and $1,471,000 higher, respectively, than if it had continued to account for share-based compensation under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Of the total stock option expense for 2007, $1,265,000 was allocated to research and development expense and $4,149,000 was allocated to general and administrative expense. Similarly for 2006, $213,000 was allocated to research and development expense and $1,258,000 was allocated to general and administrative expense. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 would have been $0.91 and $1.29, respectively, if the Company had not adopted SFAS 123R.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Stock-Based Compensation (Continued)

        Had compensation cost for the stock options granted to employees been determined prior to January 1, 2006 using the fair value based method of accounting under SFAS No. 123, the Company's net loss applicable to common shares and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

Year ended December 31, 2005
Net loss applicable to common shares:
As reported	$(21,497)
Add: Stock-based employee compensation expense included in reported net loss	5
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(1,189)

Pro forma	$(22,681)

Loss per common share, basic and diluted:
As reported	$(3.83)

Pro forma	$(4.04)

        On December 31, 2007, the Company's Amended and Restated 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. The Company's 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company's 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004 and no further options can be granted under that plan. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

        The 2004 Plan, as amended and restated on June 14, 2007, authorizes the Company's board or a committee appointed by the board to grant options to purchase a maximum aggregate of 4,166,666 shares of common stock. The maximum aggregate of 4,166,666 reflects an increase of 2,500,000 shares that was approved by shareholders at the Company's 2007 annual meeting of shareholders held on June 14, 2007. The 2004 Plan contains an evergreen provision pursuant to which the number of shares available under the plan will automatically increase each year, beginning in 2008, according to certain limits set forth in the plan. The 2004 Plan allows for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except in the event of earlier termination of employment or service. Option grants for employees with less than one year of service generally become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/36th of the remaining balance per month over the following three years. Option grants for employees with more than one year of service and for employees receiving promotions become exercisable at a rate of 1/48th per month over the following four years. As of December 31, 2007, there were 197,386 shares of common stock available for issuance as new awards under the 2004 Plan. Giving effect to the evergreen

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Stock-Based Compensation (Continued)

provision of the 2004 Plan, as of January 1, 2008, the aggregate number of common shares available for issuance as new awards was approximately 1,431,000 shares.

        On September 13, 2006, February 7, 2007, February 27, 2007, May 7, 2007 and May 31, 2007, the Company issued stock option grants to employees and consultants that were subject to shareholder approval of an increase in the number of shares authorized for issuance under the 2004 Plan at the Company's 2007 annual meeting of shareholders. As stated above, shareholders approved the increase in the number of shares authorized for issuance under the 2004 Plan to 4,166,666 shares of common stock, thereby allowing these grants to be effective and exercisable to the extent vested as of June 14, 2007. Under the requirements of SFAS 123R, the Company treated these grants as having a grant date of June 14, 2007.

        Certain of the options that were awarded subject to shareholder approval at the Company's 2007 annual meeting of shareholders, as described above, were granted to officers of the Company with the provision that the options vest on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% in each year, according to the discretion of the equity awards subcommittee of our board of directors. The equity awards subcommittee accelerated the vesting of these options 20% during the first quarter of 2007.

        The Company modified certain stock options, which had been granted to a member of the Company's board of directors, so that such stock options would fully vest as of August 14, 2006, the date that the director retired from the board. No other modifications were made to these stock options. No other stock options held by the former director, all of which were fully vested as of August 14, 2006, were modified. The effect of this modification was a decrease in total stock compensation expense of $101,000 for the year ended December 31, 2006.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. This fair value is amortized on a straight-line basis over the requisite service periods for the grants, which is generally the vesting period. The remaining unrecognized compensation cost related to unvested awards at December 31, 2007, was approximately $18,191,000 and the weighted-average period of time over which this cost will be recognized is 3.5 years. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value per share of the Company's stock options granted to employees was estimated to be $5.83, $5.49 and $4.46 for the years ended December 31, 2007, December 31, 2006 and 2005, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2007	2006	2005
Expected term in years	5.72 - 9.5	6.02 - 9.5	4.00
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility factor	93.0% - 105.0%	105.0%	120.2% - 124.7%
Risk-free interest rate	3.64% - 5.22%	4.95% - 5.25%	3.67% - 4.18%

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Stock-Based Compensation (Continued)

        The Company issues previously authorized but unissued shares of common stock upon exercise of stock options. A summary of option activity as of December 31, 2007 and changes during the three years then ended are as follows (shares and intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	590	$20.06
Granted	262	6.07
Exercised	(16)	2.83
Forefeited/cancelled/expired	(115)	15.03

Outstanding at December 31, 2005	721	16.15

Exercisable at December 31, 2005	396	22.42
Granted	1,046	6.44
Exercised	(6)	3.17
Forefeited/cancelled/expired	(101)	9.15

Outstanding at December 31, 2006	1,660	10.50

Exercisable at December 31, 2006	587	17.55
Granted	3,283	5.93
Exercised	(6)	3.66
Forefeited/cancelled/expired	(287)	13.14

Outstanding at December 31, 2007	4,650	7.12	8.6	$1,773

Exercisable at December 31, 2007	1,251	9.66	7.2	$633

        Information relating to stock options outstanding and exercisable at December 31, 2007 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.82 - $2.82	51,664	4.84	$2.82	51,664	$2.82
$3.66 - $3.66	812,013	8.69	3.66	216,447	3.66
$3.72 - $5.98	1,098,577	8.93	5.32	291,486	5.01
$6.00 - $6.81	532,873	8.55	6.38	154,821	6.36
$6.87 - $6.87	814,000	9.35	6.87	—	—
$6.93 - $109.50	1,340,464	7.92	11.29	536,746	16.22

	4,649,591	8.58	7.12	1,251,164	9.66

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Stock-Based Compensation (Continued)

        Cash proceeds and intrinsic value related to total stock options exercised during the years ended December 31, 2007, 2006 and 2005 are provided in the following table (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Proceeds from stock options exercised	$22	$19	$44
Intrinsic value of stock options exercised	$6	$11	$50

        In connection with various consulting and service contracts, the Company has issued stock options to non-employees. These options are valued using a Black-Scholes option-pricing model and the total cost of the stock options are recognized over the service period. Stock options to purchase 44,998, 3,333 and 1,666 shares of common stock were granted during 2007, 2006 and 2005, respectively. The Company recorded compensation expense (credits) of $55,000, $8,000 and $(21,000) during 2007, 2006 and 2005, respectively, due to these grants.

NOTE 4. Liquidity and Capital Resources

        The Company has financed its operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the twelve months ended December 31, 2007 totaled $24,653,000. Revenues and other income sources for 2007 were not sufficient to cover operating expenses.

        On April 30, 2007, the Company completed a public offering of approximately 11,849,000 shares of its common stock at a public offering price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $69,946,000. These proceeds will be used for the continued clinical and preclinical development of picoplatin, including funding the Company's ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new products candidates, and for general corporate purposes, including working capital.

        As a result of the completion of the public offering, the Company's outstanding common stock increased from approximately 22,808,000 shares to approximately 34,657,000 shares. Entities affiliated with MPM Capital Management (MPM) and Bay City Capital LLC (BCC) were purchasers in the public offering, as well as in the 2006 equity financing described below. Immediately following the closing of the public offering, MPM beneficially owned approximately 8,648,000 shares of the Company's common stock, or approximately 23.7% of the common shares outstanding. BCC beneficially owned approximately 5,546,000 shares of the Company's common stock, or approximately 15.5% of the common shares outstanding, immediately following the public offering. See Note 16 below with respect to related person transactions.

        On April 26, 2006, the Company completed an equity financing (the 2006 equity financing) pursuant to a securities purchase agreement dated as of February 1, 2006. In connection with the 2006 equity financing, the Company issued to a group of institutional and other accredited investors an aggregate of 15,491,000 shares of common stock at a cash purchase price of $4.20 per share, which includes approximately 839,000 shares resulting from the conversion of a related bridge loan and accrued interest thereon. Investors in the financing also received five-year warrants to purchase an

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Liquidity and Capital Resources (Continued)

aggregate of 4,643,000 shares of common stock at an exercise price of $4.62 per share. Concurrent with the closing of the financing, the Company issued an aggregate of 1,591,000 shares of common stock to the holders of its Series B preferred stock upon conversion of the outstanding Series B preferred shares (the Series B shares). The Company received approximately $61,945,000 in net cash proceeds from the sale of common stock and warrants, including the bridge loan (described in Note 12), in April 2006.

        In connection with the 2006 equity financing, on January 30, 2006, the Company entered into a letter of agreement with Texas State Bank, pursuant to which the Company agreed to change the maturity date of its promissory note with the Bank to June 5, 2006. The Texas State Bank loan, which was secured by the Company's radiopharmaceutical manufacturing plant and other skeletal targeted radiotherapy (STR) assets located in Denton, Texas, had an adjustable interest rate equal to the bank prime rate reported in the Wall Street Journal (8.00% at May 23, 2006). The Company paid the outstanding balance of the loan, $2,714,000, on May 23, 2006. On October 1, 2007, the Company sold the Denton property, which resulted in net sales proceeds of $2,729,000, with a net gain of $105,000.

        On October 25, 2006, the Company entered into a loan and security agreement (the loan agreement) with Silicon Valley Bank and Merrill Lynch Capital, under which it borrowed $15,000,000. The Company used $10,000,000 of the proceeds of the loan to fund its cash payment obligations to Genzyme Corporation (the successor to AnorMED, Inc.) under the picoplatin license amendment described in Note 13 below, and plans to use the remaining proceeds to support its late-stage clinical trials of picoplatin and general working capital needs. The loan term is 42 months, maturing on April 1, 2010. Interest on the loan is fixed at 7.67%. An additional payment of $1,350,000 is due on the maturity date. The Company is accreting this additional payment to the note payable balance over the term of the loan using the effective interest rate method and is reflecting the periodic accretion as additional interest expense. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of the non-intellectual property assets of the Company. The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash of $7,500,000 during the loan term and, not later than December 31, 2007, to provide evidence of positive Phase II data for the picoplatin drug development program and the commencement of enrollment of patients in a Phase III trial for picoplatin. The Company provided evidence of satisfaction of this latter covenant in May and August of 2007. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of the Company's payment obligations under the loan agreement.

        In September 2006, the Company completed the relocation of its corporate headquarters to South San Francisco. The Company intends to maintain clinical, development and support activities and facilities in Seattle. The addition of the South San Francisco facility resulted in a substantial increase in rent and operating costs of the Company. On July 10, 2006, the Company entered into an agreement with ARE-San Francisco No. 17 LLC to lease 17,045 square feet of office and laboratory space in South San Francisco, California. The initial term of the lease is 60 months. The annual base rent under

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Liquidity and Capital Resources (Continued)

the lease is approximately $542,000 and is subject to annual adjustments based on increases in the Consumer Price Index in the San Francisco metropolitan market (CPI-SFMM) and a one time adjustment for reimbursement for tenant improvements. Monthly base rent was increased by $1,400 to $46,600 following the adjustment for the 2007 CPI-SFMM. In December 2007, the Company received approximately $251,000 as a tenant reimbursement that resulted in a further $5,400 increase in monthly base rent to $52,000. Additional rent is payable monthly based on the Company's share of common operating expenses of the project in which the leased facilities are located, as described in the lease agreement. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. Base rent and common operating expenses paid by the Company was approximately $681,000 for the year ended December 31, 2007. The Company may, upon written notice delivered at least nine months prior to expiration of the initial term of the lease, extend the lease for an additional three years, with rent payable at the then market rate.

        On August 4, 2005, the Company entered into a research funding and option agreement with The Scripps Research Institute (TSRI). Under the agreement, as amended, the Company committed to provide TSRI an aggregate of $2,500,000 over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including the treatment of cancer. The Company has the option to negotiate a worldwide exclusive license, including the right to sublicense, to develop and to commercialize any compounds arising from the collaboration. The research funding was payable by the Company to TSRI in quarterly installments in accordance with the agreed upon research plan and budget. On August 8, 2005, the Company made an initial funding payment to TSRI of $137,500. The Company paid TSRI $1,012,000 in 2006 and $1,350,000 in 2007, all of which amounts were charged to research and development expense. The Company completed its funding commitment to TSRI under the research funding agreement, which ended December 31, 2007, and has reserved its option rights under the agreement. The Company has no assurance that the research funded under this arrangement will be successful or ultimately will give rise to any viable product candidates. Further, there can be no assurance that the Company will be able to negotiate, on acceptable terms, a license with respect to any compounds arising from the collaboration.

        The Company terminated its STR manufacturing operations in Denton, Texas during the second quarter of 2005 and began actively marketing the facility for sale. In 2005, the Company recorded costs associated with the closure and maintenance of the Denton facility totaling $499,000. The Company recorded costs totaling $286,000 in 2006 and $310,000 in 2007 related to maintaining the facility. See Note 9 below for additional information regarding the Company's restructuring.

        The Company received approximately $3,812,000 in net proceeds from the sale of common stock and warrants in a private placement transaction in March 2005. The Company applied the net proceeds from this financing to support its Phase II trial in picoplatin in small cell lung cancer and for general working capital, including restructuring costs associated with the termination of its STR development program. The Company raised approximately $9,042,000 in net proceeds from the sale of common stock and warrants in a private placement transaction in February 2004. The net proceeds from this financing were used to support the Company's STR development program and for general working capital.

        The Company had cash, cash equivalent balances and investment securities totaling $92,621,000 at December 31, 2007. The Company believes that current cash, cash equivalent balances and investment

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Liquidity and Capital Resources (Continued)

securities will provide adequate resources to fund operations at least through the second quarter of 2009.

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

  •
  the costs incurred in connection with the Company's planned expansion of its workforce;

  •
  the costs of any research collaborations or strategic partnerships established;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

  •
  the costs of performing the Company's obligations under the loan with Silicon Valley Bank and Merrill Lynch Capital, including the cost of interest and other payment obligations and penalties and the cost of complying with unrestricted cash and other covenants and restrictions under the loan agreement.

        During 2006, the Company experienced significant changes to its capital structure which resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the IRC). Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93,300,000 of the Company's net operating loss carryforwards and $9,100,000 of the Company's research and development credit carryforwards. The Company has net operating loss carryforwards of approximately $90,823,000 available for future use as of December 31, 2007, which will expire from 2008 through 2027. Although the public offering completed on April 30, 2007 resulted in a significant change in the Company's capital structure, the Company has determined that an ownership change did not occur as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation carryforwards available for use in future years will not be further limited under IRC Sections 382 and 383 as a result of that public offering.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Liquidity and Capital Resources (Continued)

        There can be no assurance that the Company will be able to raise additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general and the life science capital market specifically may affect the Company's potential financing sources and opportunities for strategic partnering.

NOTE 5. Restricted Cash

        At December 31, 2007 and 2006, the Company had restricted cash of $281,000 and $136,000, respectively, in the form of certificates of deposit. The certificates of deposit serve as collateral for standby letters of credit issued by Silicon Valley Bank on behalf of the Company.

NOTE 6. Investment Securities

        Investment securities consisted of the following (in thousands):

	December 31,
	2007	2006
Corporate debt securities	$63,286	$6,964
Federal government and agency securities	—	2,598

	$63,286	$9,562

        Unrealized gains and losses at December 31, 2007 are as follows (in thousands):

		Gross Unrealized
	Amortized Cost			Fair Market Value
		Gains	(Losses)
Corporate debt securities	$63,227	$76	$(17)	$63,286

	$63,227	$76	$(17)	$63,286

Net unrealized gain			$59

        All of the debt securities owned by the Company at December 31, 2007 had maturities of less than one year.

NOTE 7. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	Years Ended December 31,
	2007	2006
Clinical trials	$2,811	$1,444
Accrued expenses	720	312
Compensation	901	618
Severance	—	10
Other	118	136

	$4,550	$2,520

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Notes Payable

        On October 25, 2006, the Company entered into a loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital. Under the loan agreement, the Company received capital loan proceeds of $15,000,000 on October 31, 2006. The Company used the proceeds of the loan to fund its cash payment obligations to Genzyme Corporation under the amended license amendment described in Note 13 below and plans to use the remaining proceeds to support the Company's late-stage clinical trials of picoplatin and general working capital needs. The term of the loan is 42 months, maturing on April 1, 2010. The Company is required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1,350,000 additional payment on the maturity date of the loan. This additional payment will be accreted to the note payable balance over the term of the loan using the effective interest rate method and reflected as additional interest expense. Principal and interest paid on the note during the years ended December 31, 2007 and 2006 totaled $4,879,000 and $813,000. In connection with the loan agreement, the Company issued five-year warrants to purchase an aggregate of 174,418 shares of common stock at an exercise price of $4.30 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $611,000 based upon assumptions of expected volatility of 112%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.75%. The portion of the loan proceeds allocable to the warrants is $540,000 based on their relative fair value, which the Company recorded as additional discount to notes payable. The total discount of $1,890,000 is amortized to interest expense using an effective interest rate of 13.7%. All interest payable under the loan agreement and the full amount of the additional payment must be paid upon any prepayment of the loan. The loan is secured by a first lien on substantially all of the non-intellectual property assets of the Company. See Note 4 above for additional information regarding the terms of the loan agreement.

        In connection with the Company's 2001 purchase of the radiopharmaceutical manufacturing plant and other assets located in Denton, Texas, the Company assumed $6,000,000 principal amount of restructured debt held by Texas State Bank, McAllen, Texas. The loan, which was paid off in May 2006, was secured by the assets acquired in the transaction. Principal and interest paid on the note during the year ended December 31, 2006 totaled $3,980,000.

        Notes payable maturities as of December 31, 2007 are as follows (in thousands):

Year	Capital Lease	Note Payable	Total
2008	$29	$4,218	$4,247
2009	31	4,560	4,591
2010	38	2,950	2,988

	98	11,728	11,826
Less: discount	—	(1,018)	(1,018)

	$98	$10,710	$10,808

NOTE 9. Restructuring

        In May and June 2005, the Company restructured its operations and reduced its workforce by approximately 50% in connection with the implementation of its plan to discontinue its STR development program and refocus its resources on the development of picoplatin. The employees terminated as part of the reduction of staff were no longer with the Company at December 31, 2005

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Restructuring (Continued)

and did not provide future services to the Company. The Company incurred termination benefits charges of totaling $892,000 related to the reduction in staff in May and June 2005. Of this amount, $250,000 remained unpaid as of December 31, 2005 and was included in accrued expenses in the consolidated balance sheet as of December 31, 2005. This amount was paid during 2006. The Company incurred additional non-employee charges totaling $612,000 related to the discontinuation of its STR clinical trials and the closure of its radiopharmaceutical manufacturing plant and STR research facilities, primarily consisting of contract termination and decommissioning costs. The Company recorded additional charges of $237,000 for decommissioning costs during the third and fourth quarters of 2005 due to anticipated increased waste disposal costs at its radiopharmaceutical manufacturing plant in Denton, Texas and anticipated increased STR study finalization costs. Total non-employee charges totaled $849,000. Of this amount, $217,000 remained unpaid as of December 31, 2005 and was included in accrued expenses in the consolidated balance sheet as of December 31, 2005. This amount was paid during 2006.

        In conjunction with the Company's restructuring, in June 2005, the Company negotiated the early termination of its STR-related supply agreement with the University of Missouri Research Reactor facility group (MURR). The Company paid MURR a fee of $368,000 in connection with such early termination. The Company also paid MURR $190,000 in minimum purchase requirements under the agreement in 2005. These two amounts are included in the non-employee charges of $612,000 discussed above.

        The following table summarizes the change in the restructuring accrual from initial recognition through December 31, 2006, after which there were no accrued restructuring charges payable:

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

NOTE 10. Asset Impairment Loss

        In June 2005, the Company recognized an asset impairment loss of $3,346,000 on certain facilities and equipment resulting from the Company's termination of its STR development program. The loss on the Denton manufacturing facility and related equipment was determined based on an appraisal study commissioned by the Company, as well as management reviews with the assistance of outside commercial real estate brokers. The Company used a fair value of $3,300,000 for the Denton facility in determining the impairment loss. This valuation was the result of weighting the range of values in the appraisal study, which varied from $3,100,000 to $5,000,000. The loss on the equipment at the Seattle facility was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are reported in Assets

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Asset Impairment Loss (Continued)

Held for Sale in current assets and other non-current assets on the consolidated balance sheets as of December 31, 2005 and 2006, respectively. All equipment in current Assets Held for Sale was disposed of as of December 31, 2006. Given the inherent uncertainty of the timing of the sale of the Denton facility, the Company classified this asset as non-current as of December 31, 2006.

        As of December 31, 2006, the Company reduced the carrying value of Denton facility in non-current Assets Held for Sale based on a fair value of $2,800,000 and recognized additional impairment loss of $403,000. This valuation adjustment was based on the Company's review of listing prices and completed sales of comparable properties in the region and the interest of prospective buyers. The Company sold the Denton facility on October 1, 2007, which resulted in net sales proceeds of $2,729,000, and a net gain of $105,000.

        The following table summarizes activity related to the impairment charges and impaired assets' carrying values:

	Equipment Seattle, WA	Equipment, Manufacturing Facility Denton, TX	Manufacturing Facility Denton, TX	Total
Impairment Loss	$155,000	$589,000	$2,602,000	$3,346,000

Impaired Carrying Value as of June 30, 2005	45,000	183,000	3,027,000	3,255,000
Disposals of Assets	(44,000)	(101,000)	—	(145,000)

Post Impairment Carrying Value as of December 31, 2005	1,000	82,000	3,027,000	3,110,000
Disposals of Assets, 2006	(1,000)	(82,000)	—	(83,000)
Post Impairment Loss, 2006	—	—	(403,000)	(403,000)

Post Impairment Carrying Value as of December 31, 2006	—	—	2,624,000	2,624,000
Disposals of Assets, 2007	—	—	(2,624,000)	(2,624,000)

Post Impairment Carrying Value as of December 31, 2007	$—	$—	$—	$—

NOTE 11. Leases

        The Company leases the office and laboratory space for its principal locations under various leasing arrangements. In July 2006, Company entered into a five-year lease for office space and laboratory space in South San Francisco. The Company relocated its corporate headquarters to these facilities in September 2006. Base rental payments under this lease are subject to annual adjustment based on the Consumer Price Index in the San Francisco metropolitan market (CPI-SFMM) and a one time adjustment for reimbursement for tenant improvements. Monthly base rent was increased by $1,400 to $46,600 following the adjustment for the 2007 CPI-SFMM. In December 2007, the Company received approximately $251,000 as a tenant reimbursement that resulted in a further $5,400 increase in monthly base rent to $52,000. Additional rental payments under this lease are paid based on the Company's share of operating expenses of the project in which the leased facilities are located.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Leases (Continued)

        Total rent expense under non-cancelable operating leases was approximately $1,352,000, $958,000 and $744,000 for 2007, 2006 and 2005, respectively. The Company recognizes rent expense on a straight-line basis over the term of each lease, including any periods of free rent.

        Minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Year
2008	$1,179
2009	954
2010	630
2011	364
2012 and thereafter	—

Total minimum lease payments	$3,127

NOTE 12. Shareholders' Equity

        Common Stock Transactions:    In connection with the Company's 2007 public offering described in Note 4 above, the Company issued approximately 11,849,000 shares of common stock at a purchase price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $69,946,000.

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

        As part of the 2006 equity financing, on February 1, 2006, the Company received a $3,460,000 bridge loan from investors in the 2006 equity financing. Pursuant to the bridge loan, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase approximately 412,000 shares of common stock at an exercise price of $4.62 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants' fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital pending closing of the 2006 equity financing on April 26, 2006. The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the 2006 equity financing, the principal amount of the notes, together with approximately $63,000 of accrued interest thereon, automatically converted, at a conversion rate of $4.20 per share, into approximately 839,000 shares of common stock. The Company has registered the shares of common stock issued to investors

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Shareholders' Equity (Continued)

in the 2006 equity financing, including the shares of common stock issuable upon exercise of the related warrants, with the SEC.

        On September 22, 2006, the Company's shareholders approved a one-for-six reverse split of the Company's outstanding common stock, which became effective at the close of business that day. As a result of the reverse split, every six shares of Company common stock outstanding at the effective time automatically were combined into one outstanding share of Company common stock. The reverse stock split did not change the number of authorized shares of Company common stock designated in the Company's articles of incorporation, nor did it change the par value of the Company's common stock. In lieu of fractional shares, shareholders are entitled to receive an amount in cash equal to the value of their fractional shares based on $0.57, the closing price per share of the Company's common stock on September 22, 2006.

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

        During 2007, the Company received approximately $22,000 in net proceeds from the issuance of approximately 6,000 shares of common stock related to the exercises of employee stock options.

        During 2006, the Company received approximately $19,000 in net proceeds from the issuance of approximately 6,000 shares of common stock related to the exercises of employee stock options.

        During 2005, the Company received approximately $44,000 in net proceeds from the issuance of approximately 16,000 shares of common stock related to the exercises of employee stock options.

        Preferred Stock Transactions.    During 2003, the Company issued 1,575 shares of a newly created class of Series B Convertible Preferred Stock with attached warrants to buy 105,000 shares of common stock. As described above, in connection with the 2006 equity financing, the 1,575 shares of Series B shares were converted into 1,591,000 shares of common stock in April 2006. The Series B shares received by the Company were retired and cancelled and are not reissuable. The Company had 205,340 shares of Series 1 Convertible Exchangeable Preferred Stock (Series 1 preferred stock) outstanding at December 31, 2007. Holders of the Series 1 preferred stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board, payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 preferred stock is convertible into 0.19 shares of common stock, subject to adjustment in certain events. The Series 1 preferred stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 preferred stock have no voting rights, except in limited circumstances. Dividends of $500,000 were paid in each of the years 2007, 2006 and 2005, respectively.

        The Company's board of directors may, without further action by the shareholders, issue preferred stock in one or more series and fix the rights and preferences thereof, including dividend rights, dividend rates, conversion rates, voting rights, terms of redemption, redemption price or prices,

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Shareholders' Equity (Continued)

liquidation preferences and the number of shares constituting any series or the designations of such series.

        Shareholder Rights Plan.    The Company's Shareholder Rights Plan, and all preferred share purchase rights issued thereunder, expired on April 10, 2006.

        Stock Options:    At December 31, 2007, the Company's Amended and Restated 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. See Note 3 for more details regarding this plan, as well as the Directors Plan and the 1994 Plan, both of which have been terminated.

        In May 2000, the Company amended the 1994 Plan to provide that an employee will have two years to exercise the vested portion of an option upon retirement from the Company, whereas an employee previously had three months to exercise such option. Compensation expense equal to the intrinsic value of an employee's option at the modification date will be recorded for any employees that receive an extension of their options upon retirement. The intrinsic value at the modification date for the options subject to the modifications that were outstanding at December 31, 2007 totaled approximately $6,000.

        Restricted Stock.    The Company adopted a Restricted Stock Plan in 1991, under which 400,000 shares were authorized for issuance. Under the Restricted Stock Plan, restricted stock could be granted or sold to selected employees, officers, agents, consultants, advisors and independent contractors of the Company. The Restricted Stock Plan was terminated by the Board of Directors in June 2006.

        Warrants.    The Company had outstanding warrants of 5,947,000 as of December 31, 2007 and 2006.

        In connection with the 2006 equity financing, the Company issued five-year warrants to purchase a total of approximately 4,643,000 shares of common stock at an exercise price of $4.62 per share as follows:

  a.
  Warrants to purchase approximately 4,231,000 shares of common stock that were issued to investors and became exercisable on April 26, 2006 and, thereafter, are exercisable at any time during their term; and

  b.
  Warrants to purchase approximately 412,000 shares of common stock that were issued to investors in connection with the bridge notes, that were issued as part of the 2006 equity financing, and became exercisable on February 1, 2006 and, thereafter, are exercisable at any time during their term.

In payment of placement agent fees for the 2006 equity financing, the Company issued five-year warrants to purchase approximately 140,000 shares of common stock at an exercise price of $4.62 per share. The shares of common stock issuable upon exercise of the 2006 financing warrants have been registered with the SEC.

        In connection with an agreement in 2006 for corporate communications services, the Company issued a two-year warrant to purchase approximately 2,000 shares of common stock at an exercise price of $3.66 per share. The Company recorded an expense in the amount of approximately $3,400 for the fair value of the warrant on the date the services were completed. Based upon the Black-Scholes option

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Shareholders' Equity (Continued)

pricing model, the grant date fair value of the warrant was $2.06 per share using assumptions of expected volatility of 105%, contractual term of two years, expected dividend rate of zero and a risk-free interest rate of 4.8%. The warrant became exercisable upon issuance and is exercisable at any time during its term.

        In connection with the loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital executed on October 25, 2006, the Company issued five-year warrants to purchase approximately 174,000 shares of common stock at an exercise price of $4.30 per share. The fair value of the warrants was determined to be approximately $611,000 using the Black-Scholes option pricing model with assumptions of expected volatility of 112%, contractual term of five years, expected dividend rate of zero and a risk-free interest rate of 4.8%. Based on this fair value, approximately $540,000 was ascribed to the warrants and treated as a discount against the $15,000,000 loan obtained from Silicon Valley Bank and Merrill Lynch Capital. The warrants became exercisable upon issuance and are exercisable at any time during their term.

        In connection with the 2005 financing, the Company issued five-year warrants to purchase approximately 278,000 shares of common stock at an exercise price of $9.54 per share. The warrants became exercisable on September 3, 2005 and, thereafter, are exercisable at any time during their term. In payment of placement agent fees for the 2005 financing, the Company issued a five-year warrant to purchase approximately 42,000 shares of common stock at an exercise price of $12.00 per share. The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board) shares of common stock at a price lower than the then-current exercise price of the warrants. The shares of common stock issuable upon exercise of the 2005 financing warrants have been registered with the SEC.

        In connection with the 2004 financing, the Company issued five-year warrants to purchase approximately 557,000 shares of common stock, at an exercise price of $11.58 per share. The warrants became exercisable on February 23, 2004 and, thereafter, are exercisable at any time during their term. The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board) shares of common stock at a price lower than the then-current exercise price of the warrants. The warrants are redeemable at the election of the Company at any time after March 24, 2006, if the volume-weighted average price of the underlying common stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $63.00 per share, subject to adjustment. The shares of common stock issuable upon exercise of the 2004 financing warrants have been registered with the SEC. In payment of placement agent fees for the 2004 financing, the Company issued three-year warrants to purchase approximately 6,000 shares of common stock at an exercise price of $33.24 per share. The Company recorded a charge to general and administrative expense of $118,000 for the fair value of the warrants on February 23, 2004. Based upon the Black-Scholes option-pricing model, the fair value of the warrants was $20.28 per share using assumptions of expected volatility of 124%, contractual terms of three years, expected dividend rate of zero and a risk-free rate of interest of 2.2%.

        In connection with the sale of its Series B preferred stock in 2003, the purchasers of the Series B preferred stock received five-year warrants to purchase approximately 105,000 shares of common stock, at an exercise price of $36.00 per share. The warrants became exercisable on June 3, 2004. The

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Shareholders' Equity (Continued)

warrants are redeemable at the election of the Company at any time after December 3, 2005, if the volume-weighted average price of the underlying common stock for each trading day over a period of 20 consecutive trading days is equal to or greater than $51.00 per share, subject to adjustment. The shares of common stock issuable upon exercise of the warrants have been registered with the SEC.

NOTE 13. Picoplatin License and Amendment

        In April 2004, the Company acquired from AnorMED, Inc. the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent. AnorMED, Inc. was acquired by Genzyme Corporation in November 2006. Under the terms of the agreement, the Company paid a one-time upfront milestone payment of $1,000,000 in its common stock and $1,000,000 in cash. The agreement also initially provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on net product sales after regulatory approval. The license agreement was amended on September 18, 2006 to modify several key financial terms and expand the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment eliminated the sharing of sublicense revenues with Genzyme on and after September 18, 2007.

        The Company accounted for all payments made in consideration of the picoplatin license, as amended, by capitalizing them as an intangible asset. The Company's capitalization of the total $12,000,000 of picoplatin license payments is based on the Company's reasonable expectation at the time of acquisition and through the date of the amendment that the intravenous formulation of picoplatin, as it existed at the time of the acquisition of the picoplatin license and the license amendment, would be used in R&D projects and therefore had alternative future uses in the treatment of different cancer indications. At the time of acquisition, the Company planned to use intravenous picoplatin in a Phase II clinical trial in patients with small cell lung cancer and reasonably expected that the intravenous formulation could be used in additional, currently identifiable R&D projects in the form of clinical trials for other solid cancer indications, such as prostate and colorectal cancers.

        The Company determined the original useful life of the picoplatin intangible asset in accordance with the requirements of the FASB SFAS No. 142, "Goodwill and Other Assets." The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the twelve years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in satisfaction of the expected use and legal life provisions of SFAS No. 142. The Company concluded that no change in the twelve-year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, amortizing the entire $12,000,000 over the remaining useful life of the picoplatin intangible asset.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Picoplatin License and Amendment (Continued)

        Licensed Products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 and accumulated amortization of $1,979,000 and $764,000 at December 31, 2007 and 2006, respectively. The Company recognized amortization expense of $1,215,000 and $472,000 for the years ended December 31, 2007 and 2006, respectively. The estimated annual amortization expense for Licensed Products is approximately $1,215,000 for each of the years 2008 through 2012.

NOTE 14. Revenues

        The Company did not record any revenues during 2007 and 2006. Revenue in 2005 was $15,000, which consisted primarily of royalty payments received in connection with licensed intellectual property.

NOTE 15. Federal Income Taxes

        Temporary differences and carryforwards giving rise to deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
Deferred Tax Assets (Liabilities):
	2007	2006
Net operating loss carryforwards	$31,525	$21,183
Research and experimentation credit carryforwards	1,444	445
Capitalized research and development	12,995	11,591
Property and equipment	(11)	1,757
Other	1,276	711

Net deferred tax assets	47,229	35,687

Deferred tax assets valuation allowance	(47,229)	(35,687)

Net deferred income taxes	$—	$—

        The Company has established a valuation allowance equal to the amount of its net deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of its deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $11,542,000 in 2007 and decreased by $34,325,000 in 2006.

        During 2006, the Company experienced significant changes to its capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93,300,000 (approximately $31,700,000 in tax benefits) of the Company's net operating loss carryforwards and $9,100,000 of the Company's research and development credit carryforwards. Accordingly, the deferred tax asset and related valuation allowance associated to these carryforwards were reduced in 2006 by approximately $40,800,000. Although the public offering completed on April 30, 2007 resulted in a significant change in the Company's capital structure, the Company has determined that an ownership change did not occur as defined in Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Federal Income Taxes (Continued)

carryforwards available for use in future years will not be further limited under IRC Sections 382 and 383 as a result of that public offering.

        At December 31, 2007, the Company has net operating loss carryforwards of approximately $90,823,000 for federal taxes (net of the impact of the above referenced change in ownership under IRC Section 382) and approximately $11,064,000 for state taxes, which expire from 2008 through 2027 and from 2014 through 2017, respectively. Research and experimentation credits expire from 2008 to 2027. Future changes in the Company's ownership could result in additional limitations on the Company's ability to utilize its remaining net operating loss carryforwards and research and experimentation credit carryforwards.

        Approximately $20,928,000 of the Company's net operating loss carryforwards at December 31, 2007, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48), supplemented by FASB Financial Staff Position FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," issued May 2, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 had no material impact on the Company's consolidated financial statements.

        Historically, the Company has not incurred any material interest or penalties associated with tax matters and no material interest or penalties were recognized during the year ended December 31, 2007. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as income tax expense. The Company is subject to income taxes in the U.S. federal and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years that remain open for examination include 2004, 2005, 2006, and 2007. In addition, tax years from 1992 to 2003 may be subject to examination in the event that the Company utilizes the net operating loss carryforwards from those years in its current or future tax returns.

NOTE 16. Related Party Transactions

        As described in Note 4 above, MPM Capital Management (MPM) and Bay City Capital LLC (BCC) are significant shareholders of the Company. Nicholas J. Simon III, a director of the Company, is a general partner of certain of the MPM entities that acquired the Company's common stock in the 2006 equity financing and in the 2007 public offering. Entities affiliated with MPM beneficially owned an aggregate of 8,648,092 common shares, or approximately 23.7% of the Company's common stock outstanding immediately following the 2007 public offering. In addition, two other Company directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC entities that acquired stock in the 2006 equity financing and in the 2007 public offering. Entities affiliated with BCC beneficially owned an aggregate of 5,546,357 common shares, or approximately 15.5% of the common shares outstanding immediately following the 2007 public offering.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Transactions (Continued)

The Company has agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased by it in the 2006 equity financing, to use its best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to the Company's board of directors. Mr. Simon serves as MPM's designee on the Company's board. MPM and BCC have not named the other designee.

NOTE 17. 401(k) Plan

        The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan on a percentage of participants' contributions. The Company made contributions of approximately $15,000, $9,000 and $12,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has no other post-employment or post-retirement benefit plans.

NOTE 18. Unaudited Quarterly Data

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$—	$—	$—	$—
Operating expenses	7,900	9,190	7,856	10,407
Net loss	(7,729)	(8,528)	(6,959)	(9,566)
Net loss applicable to common shares	(7,854)	(8,653)	(7,084)	(9,691)
Net loss per common share:
Basic	(0.34)	(0.28)	(0.20)	(0.28)
Diluted	(0.34)	(0.28)	(0.20)	(0.28)
2006
Revenues	$—	$—	$—	$—
Operating expenses	3,999	5,211	5,555	6,469
Net loss	(5,799)	(6,488)	(4,886)	(6,121)
Net loss applicable to common shares	(5,924)	(6,613)	(5,011)	(6,246)
Net loss per common share:
Basic	(0.51)	(0.37)	(0.22)	(0.27)
Diluted	(0.51)	(0.37)	(0.22)	(0.27)

        Note: Net loss per common share, basic and diluted, may not add to net loss per common share for the year due to rounding.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and, based on their evaluations, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2007, in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, have been made known to them in a timely fashion.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. The Company's internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, a registered independent public accounting firm, as stated in their report above on page 46.

Changes in internal control over financial reporting

        There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        Not Applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

        Nine directors currently serve on our board of directors. These directors each serve one-year terms that will expire at our 2008 annual meeting of shareholders to be held on June 24, 2008, or until their successors have been elected and qualified. The record date for our annual meeting is April 25, 2008, and we will, prior to the annual meeting, file with the Securities and Exchange Commission, or SEC, and deliver to each shareholder of record a proxy statement with respect to the election of directors and other matters to be acted upon at the 2008 annual meeting of shareholders. Each of the board members named below currently is expected to stand as a nominee for reelection as a director at our 2008 annual meeting. Shareholders are advised to read our proxy statement and any other relevant information filed with the SEC when they become available because they will contain important information.

        In connection with our $65.0 million equity financing, which closed on April 26, 2006, we entered into an agreement to use our best efforts to cause one person designated by MPM Capital Management, or MPM, and one person designated by mutual agreement of MPM and Bay City Capital Management IV LLC, or Bay City Management, the lead investors in the financing, to be nominated and elected to our board of directors. Mr. Simon was nominated and elected to the board upon the recommendation of MPM, which recommendation was independently evaluated, approved and recommended to the board by our nominating and corporate governance committee based on the criteria described under the heading "Director Nominations and Qualifications" below. MPM and Bay City Management have not recommended a second designee. Two current directors, Drs. Craves and Goldfischer, are managing members of Bay City Capital LLC, an affiliate of Bay City Management.

        GERALD McMAHON, PhD, age 53, was appointed our Chief Executive Officer in May 2004 and Chairman of the Board of Directors in June 2004. Dr. McMahon served as our President from June 2005 to May 2007. Dr. McMahon was President of SUGEN Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs, from March 2002 to January 2004. Prior thereto, he held a number of research and development management positions at SUGEN and played a key role in the discovery and development of several innovative cancer products, including SUTENT®, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers marketed by Pfizer, Inc. SUGEN, which Dr. McMahon joined in 1993, was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Dr. McMahon currently is a director of Trellis Bioscience, Inc., a development stage biotechnology company. Dr. McMahon holds a BS degree in biology and a PhD in biochemistry from Rensselaer Polytechnic Institute.

        ROBERT. S. BASSO, age 62, was appointed a director in May 2007. Mr. Basso founded BEST Partners LLC, an independent consulting firm in 2006. He has nearly 40 years of experience in the financial services industry. Prior to his position as executive vice president of Fidelity's National Financial Services unit, following its acquisition of Correspondent Services Corporation (CSC), the UBS AG clearing subsidiary, Mr. Basso was president and chairman of CSC. Prior to that, he served as president of Broadcort Capital Corp., the Merrill Lynch & Co. clearing subsidiary, which he established and developed. Mr. Basso also was a managing director of PaineWebber, UBS and Merrill Lynch. He began his Wall Street career with Loeb, Rhoades & Company. Mr. Basso serves as an advisor to several independent entities. He is currently a trustee of the Securities Industry Foundation for Investor

Education (SIFIE). He earned a B.S. degree from Seton Hall University and an M.B.A. from Pace University.

        FREDERICK B. CRAVES, PhD, age 62, has been a director since July 1993. Dr. Craves is an investment partner, a Managing Director and a co-founder of Bay City Capital LLC, or BCC, a merchant bank providing advisory services and investing in life sciences companies, and serves as a member of the board of directors and Chairman of the Executive Committee of BCC. Prior to founding BCC, he was Executive Vice President of Schering Berlin and Chief Executive Officer and President of Berlex Biosciences, a research, development and manufacturing organization. He found Burrill & Craves, a merchant bank focused on biotechnology and emerging pharmaceutical companies. He was also the founding Chairman of the Board and Chief Executive Officer of Codon, and co-founder of Creative Biomolecules. Dr. Craves is a member of the board of directors of VIA Pharmaceuticals. He also services as a member of The J. David Gladstone Institutes' Advisory Council and is a member of the board of trustees of Loyola Marymount University in Los Angeles. Dr. Craves earned a BS degree in biology from Georgetown University and a PhD in Pharmacology and Toxicology from the University of California, San Francisco.

        E. ROLLAND DICKSON, MD, age 74, has been a director since May 1998. In December 2003, Dr. Dickson retired as the Mary Lowell Leary Professor of Medicine at the Mayo Medical School and as Director of Development at the Mayo Foundation for Medical Education and Research, positions which he had held since 1993. Dr. Dickson continues to hold Emeritus titles for each of these positions. In 1999, Dr. Dickson was appointed to the Board of Trustees of the Mayo Foundation. Dr. Dickson is a director of Axcan Pharma, Inc., a publicly owned biotechnology company, and Pathways Diagnostic Corporation, a development stage biotechnology company, and is a member of the scientific advisory committees of BCC. He also serves as the Chairman of the Board of Directors at A.J. Palumbo Charitable Foundation in Pittsburg, PA and is the Chairman of the Board of Directors of Mayo Clinic Stiftung in Frankfurt, Germany. Dr. Dickson received his MS degree from the University of Minnesota and his MD degree from The Ohio State University.

        CARL S. GOLDFISCHER, MD, age 49, has been a director since March 2000. He has been Managing Director of BCC since July 2001 and serves on its Board of Directors and Executive Committee. He joined BCC as an Executive-in-Residence in January 2001. Dr. Goldfischer was the Vice President, Finance and Chief Financial Officer of ImClone Systems, Inc. from May 1996 to July 2000. Dr. Goldfischer is a director of Brain Cells, Inc. and MAP Pharmaceuticals, Inc., both public biopharmaceutical companies, and a director of Etex Corporation, EnteroMedics, Inc., PTC Therapeutics, Inc., Metabolex, Inc. and Nevro Corporation, all development stage biotechnology or medical device companies. He is a member of the Board of Trustees of Sarah Lawrence College. Dr. Goldfischer received his MD degree from Albert Einstein College of Medicine in 1988, and served as a resident in radiation oncology at Montefiore Hospital of the Albert Einstein College of Medicine until 1991.

        ROBERT M. LITTAUER, age 59, has been a director since May 2004. Mr. Littauer has over 30 years' experience in the medical technology, high technology and biotechnology industries. From June 1987 to September 1996, he served the company in various management positions, including Senior Vice President, Chief Financial Officer and Treasurer. Mr. Littauer has been Vice President, Chief Financial Officer and Treasurer of Light Sciences Oncology, Inc., a Seattle-based biotechnology company, since November 2005. He served as Chief Executive Officer of Kaleidos Pharma, Inc., a biotechnology company, from August 2002 to September 2004. Previously, he served as Vice President and Chief Financial Officer of Detto Technologies, Inc., a software developer, from June 2001 to July 2002. He was Chief Executive Officer from January 2001 to April 2001, and Vice President and Chief Financial Officer from October 2000 to January 2001, of Plymedia, Inc., a developer of digital imaging technology. Prior to that, he held Chief Financial Officer and senior executive positions at Avenue A, Inc. (subsequently aQuantive, Inc.), an internet media company, and at Ostex

International, Inc., a medical diagnostics company. Mr. Littauer received an MBA degree and a BS degree in Industrial Engineering and Operations from Cornell University.

        RONALD A. MARTELL, age, 46, has been a director since June 2006 and was appointed our President and Chief Operating Officer in May 2007. Prior thereto, Mr. Martell served as Senior Vice President, Commercial Operation of Imclone Systems Incorporated from January 2004 to August 2006. While at ImClone, Mr. Martell was been responsible for overseeing the company's sales, marketing, project and alliance management. Mr. Martell joined ImClone in November 1998 as Vice President, Marketing. From 1988 to 1998, he served in a variety of positions at Genentech, Inc., most recently as Group Manager, Oncology Products.

        NICHOLAS J. SIMON III, age 53, has been a director since April 2006. He is a Managing Director of Clarus Ventures, LLC, a life sciences focused venture capital firm that he co-founded in 2005. He has served as a general partner of MPM BioVentures III since October 2001. Mr. Simon has more than 26 years of industry and investment experience in biotechnology. From 2000 to July 2001, he was Chief Executive Officer, founder and a director of Collabra Pharma, Inc., a pharmaceutical development company. From 1989 to March 2000, Mr. Simon served in various management positions at Genentech, Inc., including Vice President of Business and Corporate Development. Mr. Simon currently serves on the board of directors of ARYx Therapeutics, Inc., a public biotechnology company. In addition, he is a director of Pearl Therapeutics, Inc., Sientra, Inc., NeoSil Incorporated, QuatRx Pharmaceuticals Co. and Verus Pharmaceuticals, Inc, which are private biotechnology companies. He also is on the advisory council at the Gladstone Institute, a private not-for-profit research institute affiliated with the University of California San Francisco. Mr. Simon received a BS degree in microbiology from the University of Maryland and an MBA in marketing from Loyola University.

        DAVID R. STEVENS, Ph.D, age 59, has been a director since May 2004. Dr. Stevens has participated in the pharmaceutical and biotechnology industries since 1978. He is currently chairman of CanCog Techonologies, Inc., a contract research organization and a board member of Aqua Bounty Technologies, Inc., a biotechnology firm. Dr. Stevens is a member of the boards of Advanced Cosmetic Intervention, Inc., Advanced Headache Intervention, Inc. and Micro-Imaging Solutions, LLC, all private medical device companies. He was an advisor to BCC from 1999 through December 2006. Dr. Stevens was formerly President and Chief Executive Officer of Deprenyl Animal Health, Inc., from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical development of Xanax® and Halcion®. Dr. Stevens received BS and DVM degrees from Washington State University and a PhD in Comparative Pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists.

Executive Officers

        Information with respect to our current executive officers, as designated by resolution of our board of directors on February 27, 2008, is set forth below.

Name	Age	Position with the Company
Gerald McMahon, PhD	53	Chairman, President and Chief Executive Officer
Ronald A. Martell	46	President and Chief Operating Officer
Caroline M. Loewy	42	Chief Financial Officer
Robert L. De Jager, M.D.	66	Chief Medical Officer

Business Experience

        Gerald McMahon, PhD, was appointed Chief Executive Officer of the Company in May 2004 and Chairman of the Board of Directors in June 2004. Dr. McMahon served as our President from June 2005 to May 2007. Previously, he was President of SUGEN, Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs. At SUGEN, Dr. McMahon played a key role in the discovery and development of several innovative cancer products, including Sutent®, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers marketed by Pfizer Inc. SUGEN was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Prior to his role at SUGEN, which he joined in 1993, Dr. McMahon held several research and development management positions at Sandoz Pharmaceuticals (now Novartis), where his responsibilities included the establishment of external collaborations and the development of corporate alliances within the United States and Europe. Dr. McMahon has contributed to more than 100 scientific publications and was a Staff Scientist and Principal Investigator at the Massachusetts Institute of Technology and Tufts University School of Medicine early in his career. He holds a B.S. in Biology and a PhD in Biochemistry from Rensselaer Polytechnic Institute.

        Ronald A. Martell was appointed President and Chief Operating Officer in May 2007. He initially joined the Company's board of directors in June 2006. Mr. Martell served as Senior Vice President, Commercial Operation of Imclone Systems Incorporated from January 2004 to August 2006. While at ImClone, Mr. Martell was been responsible for overseeing the company's sales, marketing, project and alliance management. Mr. Martell joined ImClone in November 1998 as Vice President, Marketing. From 1988 to 1998, he served in a variety of positions at Genentech, Inc., most recently as Group Manager, Oncology Products.

        Caroline M. Loewy was appointed Chief Financial Officer in July 2006. She initially joined the Company in June 2006 as Executive Vice President of Strategic Planning. Ms. Loewy has served in a business and financial consulting capacity to biotechnology companies since 2004. Prior thereto, she was Executive Director, Equity Research at Morgan Stanley, Inc. from March 2000 to June 2004, where she covered large cap biotechnology stocks. Previously, she was with Prudential Securities, first as an associate capital goods analyst in San Francisco from 1993 to 1996 and then as a senior biotechnology analyst in New York from 1996 to 2000. Ms. Loewy holds an M.B.A. from Carnegie Mellon, Tepper School of Business and a BA in economics from the University of California, Berkeley.

        Robert L. De Jager, M.D. was appointed Chief Medical Officer in February 2008. Prior to joining the Company, Dr. De Jager served as Senior Vice President, Clinical Development and Chief Medical Officer of Kosan Biosciences Incorporated, a publicly held life biotechnology company, from November 2006 until November 2007, From November 2004 to May 2006, he served as Chief Medical Officer and Vice President, Clinical Research and Development at Conforma Therapeutics Corporation, a biotechnology company acquired by Biogen Idec Inc., and Senior Director, Oncology Research & Development of Biogen Idec from May 2006 to November 2006. From 2001 to November 2004, Dr. De Jager served as Vice President, Research & Development, Oncology and Internal Medicine at Daiichi Pharmaceutical Corporation and previously served as its Executive Director, Research and Development, Oncology and Senior Director, Research and Development, Oncology. Prior to joining Daiichi Pharmaceutical Corporation, Dr. De Jager served in various positions at Rgene Therapeutics, Inc., Perlmmune, Inc. (formerly Akzo-Organon Teknika/Biotechnology Research Institute), and Sanofi Research. Dr. De Jager has been a principal investigator and served on committees of many cancer organizations, including the European Organization for Research and Treatment of Cancer (EORTC), the Southeastern Cancer Study Group and the Eastern Cooperative Oncology Group. He earned his M. D. degree and his B.S. degree in premedical sciences from the Free University of Brussels in Belgium, and did postdoctoral training at Lenox Hill Hospital (internship), the Mayo Clinic (residency in internal medicine) and Memorial Sloan-Kettering Cancer Center (fellowship in medical oncology and clinical pharmacology).

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in their beneficial ownership of our common stock. Directors, policymaking officers and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of the copies of the forms we received, or written representations from certain reporting persons that no such forms were required for those persons, we believe that during 2007, except for three Form 4 reports relating to five option grants awarded in 2006 and 2007 to Michael K. Jackson, our principal accounting officer, which reports were filed late, all filing requirements of Section 16(a) applicable to directors, executive officers and greater-than-10% shareholders were complied with by such persons.

Code of Ethics and Code of Conduct

        We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, principal accounting officer, controller or other senior accounting officers and a Code of Conduct that applies to all officers, directors and employees of our company. These codes are posted on our web site at www.poniard.com under the heading "Investors—Corporate Governance." We intend to satisfy the disclosure requirements regarding any amendment to or waiver of the Code of Ethics with respect to the covered persons by posting such information on our web site.

Director Nominations and Qualifications

        The nominating and corporate governance committee will consider nominees for the board of directors recommended by shareholders with respect to elections to be held at an annual meeting, although the committee is not obligated to recommend such nominees to the board. In accordance with our restated bylaws, to nominate a director for election to the board of directors at an annual meeting of shareholders, a shareholder must deliver written notice of such nomination to our corporate secretary not fewer than 60 days nor more than 90 days prior to the date of the annual meeting (or if less than 70 days' notice or prior public disclosure of the date of such annual meeting is given or made to the shareholders, not later than the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made). The notice of a shareholder's intention to nominate a director must include:

  •
  information regarding the shareholder making the nomination, including the shareholder's name and address and the number of shares of our stock beneficially owned by the shareholder;

  •
  the name and business address of the person being nominated, his or her biographical data and other relevant information, including that which would be required in a proxy statement filed pursuant to the SEC's proxy rules if the person were to be nominated for election by the board of directors; and

  •
  the written consent of each such nominee to serve as a director if elected.

        The chairman of the board, other directors and executive officers also may recommend director nominees to the nominating and corporate governance committee. The committee will evaluate nominees recommended by shareholders using the same criteria that it uses to evaluate all other nominees. These criteria include the candidate's personal and professional ethics, training, experience, commitment, independence, diversity, industry knowledge and contacts and financial or accounting expertise, as well as other factors that are listed in the Director Selection Guidelines attached as an exhibit to the nominating and corporate governance committee charter posted on the "Investors—

Corporate Governance" page of our web site at www.poniard.com. The committee has not in the past retained any third party to assist it in identifying candidates.

Audit Committee of Board of Directors

        The board of directors has a standing audit committee. The written charter of each committee is available on the "Investors—Corporate Governance" page of our web site at www.poniard.com.

        The primary functions of the audit committee are to represent and assist the board of directors with the oversight of:

  •
  the integrity of the company's financial statements and internal controls;

  •
  the company's compliance with legal and regulatory requirements;

  •
  the independent auditor's qualifications and independence; and

  •
  the performance of the audit function by the independent auditor.

        The audit committee has ultimate authority to select, evaluate and, where appropriate, replace the independent auditor, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel, as it deems necessary to carry out its duties. The audit committee also is responsible for performing other related responsibilities set forth in its charter.

        The current members of the audit committee are Mr. Littauer, Dr. Stevens and Mr. Basso, with Mr. Littauer acting as chair. Ronald A. Martell served on the audit committee until his appointment as president and chief operating officer of our company on May 7, 2007, on which date Mr. Basso was appointed to the committee. Our board of directors has determined that each member of our audit committee is "independent" under applicable rules promulgated by the SEC and Nasdaq. Each member of the audit committee is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. Our board of directors has determined that Messrs. Littauer and Basso meet the definition of "audit committee financial expert" under applicable SEC rules. The audit committee convened in person three times and held an additional five telephone meetings in 2007.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        We are a biopharmaceutical company focused on the development and commercialization of cancer therapy products. We do not currently have any revenues from product sales, as our product candidates remain in the development stage. Our headquarters is located in South San Francisco, California, and we also maintain an office in Seattle, Washington. Additional information about our business and development programs is available at http://www.poniard.com.

  Objectives and Components

        Our compensation program for those executive officers named below in the Summary Compensation Table is designed to encourage, measure and reward efforts that we believe will build value in the company over the long-term. Until such time as we have revenues, we believe that the progress of our product candidates through the development process and progress toward obtaining United States and foreign marketing approvals are the best ways to create value for our shareholders and the best measures of our success.

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

  •
  allow us to attract and retain employees with the skills critical to our long-term success; and

  •
  align management's financial interests with the interests of our shareholders.

        The design and ongoing administration of our overall compensation program for our named executive officers are guided by the following general principles and goals:

  •
  clear communication of desired behaviors and the use of incentive pay to reward the achievement of corporate performance goals;

  •
  maintenance of total compensation at market competitive levels;

  •
  provision of a range of compensation opportunities based on performance; and

  •
  provision of opportunities to participate in shareholder value creation.

  Total Compensation

        Our total compensation program is designed to encourage and reward performance and to recruit and retain employees. We have included three components in our compensation structure—base salaries, cash bonuses and stock option grants—to be competitive with other companies in our industry. We do not focus on the total value of these three components of compensation when we benchmark our compensation with other companies. Instead, we believe it is more appropriate to benchmark the three components individually in light of their different properties and level of risk. For a development-stage company such as ours, stock options are highly speculative and are not likely to maintain value unless our product candidates ultimately reach the market and generate sales and profits. Cash incentive bonuses are only paid when certain performance goals are met and thus also are uncertain. Our goal is to be competitive in each of the three components of our total compensation program. The amount of each component is influenced by the executive's level of responsibility and role at the company and industry surveys. In general, we try to position executive compensation at the median for each component.

        The compensation committee of our board of directors reviews our executive compensation program to evaluate its competitiveness and consistency with our overall compensation philosophy. During 2006 and 2007, the committee retained AON Radford Consulting, or Radford, to review and analyze compensation arrangements for our chief executive officer and other executives and our current equity programs relative to market. In completing its assessment, Radford reviewed our executive compensation data against that of 25 U.S. based biotechnology companies having a market capitalization between $88.2 million and $289.7 million, generating limited revenues from product sales and having between 13 and 370 employees. This peer group, which was approved by our compensation committee and management, was comprised of the following companies:

• Antigenics Inc.
• Avigen, Inc.
• Cell Therapeutics, Inc.
• Cerus Corporation
• Cytokinetics, Inc.
• Dendreon Corporation
• Dynavax Technologies
  Corporation
• EntreMed, Inc.
• Favrille, Inc.
• Hana Biosciences, Inc.	• ImmunoGen, Inc. • Immunomedics, Inc. • Kosan Biosciences Incorporated • La Jolla Pharmaceuticals Company • NeoPharm, Inc. • Pharmacyclics • Seattle Genetics, Inc. • SGX Pharmaceuticals, Inc.	• Sonus Pharmaceuticals • Spectrum Pharmaceuticals, Inc. • StemCells, Inc. • Sunesis Pharmaceuticals, Inc. • SuperGen, Inc. • Titan Pharmaceuticals, Inc. • Vion Pharmaceuticals, Inc.

        Based on the peer group compensation data collected in the Radford "CEO Compensation Assessment" dated May 15, 2006 and the Radford "2006 Executive Compensation Review" dated July 26, 2006, including supplements to those reports, our compensation committee targeted executive annual base salaries to the peer group 50th - 75th percentile and each of annual incentive awards and long-term compensation to the peer group 50th percentile. We believe that these compensation targets are consistent with our goal of providing competitive executive compensation packages while conserving our resources and creating incentives for and rewarding the attainment of corporate operational and strategic goals. The compensation committee utilized the data in these Radford studies, as well as The Radford Global Life Sciences Survey, 2006 Executive Survey Totals, to evaluate the competitiveness of the components of 2007 executive compensation, as well as to determine total compensation for new executives joining the company and to determine long-term incentive awards granted to executives during 2007.

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

        We establish each executive officer's annual base salary based on:

  •
  an objective evaluation of salaries of individuals in similar positions within companies in the biotechnology industry that are of a similar size and stage of development, including the peer group data in the Radford "CEO Compensation Assessment," the Radford "2006 Executive Compensation Review," described above, and The Radford Global Life Sciences Survey, 2006 Executive Survey Totals; and

  •
  a subjective evaluation of the executive's experience, responsibilities within the company, and performance in achieving specific corporate objectives.

        We initially target base salaries at the median base salary level for executives in similar positions within the biotechnology industry, targeting the 50th - 70th percentile range of executive base salaries in our peer group. We then adjust each executive's salary either up or down from that midpoint based on the executive's individual's experience and scope of responsibilities. Each executive is reviewed and evaluated for potential adjustments to his or her base salary annually.

        Annual base salary reviews for all executive officers are conducted in conjunction with our company-wide employee performance evaluation process. Base salaries for the executive officers named in the Summary Compensation Table were increased by 5.5% in 2007, based on the increased cost of living. This is consistent with the level of annual cost of living increases provided by similar companies in the biotechnology industry, as reflected in industry surveys reviewed by the compensation committee. The base salary of Mr. Martell, who joined the company during 2007, was determined based on data in the Radford studies, including the "Radford 2006 Executive Compensation Review" and the "2006 Radford Biotechnology Survey", with the goal of providing base salary sufficiently competitive to attract him to our company. The compensation committee also utilized the Radford studies to evaluate previously established executive base salaries. Based on this evaluation, the compensation committee determined that, for 2007, no additional adjustments should be made to the annual base salaries of executives based on performance and cost of living increases. However, during 2007, Ms. Loewy's salary was increased in light of her increased responsibilities and performance. None of our executive officers is a party to any agreement with the company requiring the payment of a minimum amount of annual base salary. However, in the event of a reduction in salary, an executive officer may be entitled to terminate employment and receive certain benefits described in the section below entitled "Potential Payments Upon Termination or Change of Control."

        Annual Incentive Awards.    Our annual incentive awards are designed to encourage executives to focus on achieving important near-term company-wide goals in a timely manner. As part of our process of establishing our operating plan for each coming year, the executive officers identify the corporate goals important to building our value and advancing our long-term business objectives. These corporate goals are then submitted to the compensation committee and the board of directors for approval.

        Along with our other employees, executive officers are eligible for annual incentive awards, paid in the form of a cash bonus, based on the extent of accomplishment of these predetermined annual corporate goals. For 2007, we identified specific corporate goals in the following general areas:

  •
  enrollment during 2007 of patients in Phase III trial of picoplatin in small cell lung cancer, Phase II trial of picoplatin in colorectal and prostate cancer, and Phase I trial of oral picoplatin;

  •
  raise sufficient capital to provide operating capital until first quarter 2009; and

  •
  manage the company within the 2007 approved budget.

        The compensation committee assigned a relative weight to each of the corporate goals identified above in formulating annual incentive awards paid to each executive, which relative weights were 70%, 20% and 10%, respectively. The amount of each executive's annual incentive award is determined based on the compensation committee's assessment of actual company performance versus these corporate goals. Based on this assessment, the compensation committee determines and approves the incentive amounts to be paid to each executive officer.

        For 2007, the compensation committee established the following percentages of annual base salary as the maximum payout amounts for annual incentive awards to the executive officers named in the Summary Compensation Table:

  •
  Dr. McMahon: 50%

  •
  Mr. Martell: 35%

  •
  Ms. Loewy: 30%

  •
  Dr. Karlin: 25%

  •
  Ms. Wight: 20%

        The foregoing maximum payout amounts are applied to each executive's annual base salary in effect at the end of the year and, for 2007, were determined by the compensation committee based on generally available industry surveys, including the BioWorld 2006 Compensation Report. The compensation committee used data presented in the Radford "CEO Compensation Assessment" and the Radford "2006 Executive Compensation Review", as well as The Radford Global Life Sciences Survey, 2006 Executive Survey Totals to evaluate the 2007 payout levels and determined that the current levels are competitive.

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

        In 2007, we met a major portion of our predetermined 2007 annual corporate goals. The most heavily weighted corporate goals related to the clinical development of picoplatin. Our colorectal and prostate cancer Phase I trials enrolled on schedule. We began Phase II trials in both indications, and completed enrollment of the Phase II trial in prostate cancer. We had positive initial data from our Phase I trial of oral picoplatin. We also were able to complete a successful $75 million financing to fund operations through at least the second quarter of 2009. However, our Phase III trial of picoplatin in small cell lung cancer, while making good progress, advanced more slowly than projected. Consequently, the compensation committee concluded that, on balance, our 2007 performance was strong, the overall level of achievement of corporate goals was 80% and 2007 annual incentive awards therefore would equal 80% of each executive officer's maximum payout amount. Mr. Martell's annual incentive payment was prorated from the commencement date of his employment with the company in 2007.

        Long-Term Incentives.    Our long-term incentives consist solely of stock option awards under our Amended and Restated 2004 Incentive Compensation Plan, or the 2004 Plan, and are an important element of our compensation program. We believe that stock options are an effective way to emphasize long-term company performance and to reward our executives and other employees for value creation on the same basis as our shareholders. Therefore, a substantial portion of each named executive officer's compensation is in the form of equity awards.

        Pursuant to our 2004 Plan, each executive officer typically receives a sizable grant at the time he or she joins the company or receives a significant promotion. In addition, our executive officers and other employees receive annual option awards under the 2004 Plan. In establishing the size of these awards, the executive's level of responsibility, as well as competitive factors in our industry, are considered. The equity awards subcommittee of our board compensation committee establishes the level of new hire, promotion-related, and annual stock option awards targeted at the median levels set out in generally available industry surveys and set out for our peer group in the Radford "CEO Compensation Assessment" and the Radford "2006 Executive Compensation Review." In addition, during 2006, the compensation committee requested Radford's assistance to determine executive equity grants for 2007 and for subsequent years. Radford prepared a written recommendation based on our peer group (adjusted for certain companies who had since been acquired or otherwise undergone a corporate transaction or had a significant change in business status) on which grants made to our named executive officers in 2007 were based. In making such grants, the equity awards subcommittee targeted the median number of option awards in order to be competitive in attracting and retaining employees, while limiting the potential dilution to our shareholders.

        The equity awards subcommittee of our board compensation committee approves all stock option awards to executive officers. Annual stock option grants are awarded around year-end. These options vest based on our standard 48-month vesting period for annual option grants detailed below. For executive officers who are hired during the year, the equity awards subcommittee approves the issuance of stock options in connection with the board's appointment of the executive as of the executive's start date. In determining the number of options to be granted to new hires, we initially target the

50th percentile level of options held by executives in similar positions at companies of similar size and stage of development within the biotechnology industry. We then adjust each executive's option award either up or down from that midpoint based on the executive's experience and scope of responsibilities. The new hire options granted to Mr. Martell were calculated utilizing this process and were in the 50th - 75th percentile based on the Radford "2006 Executive Compensation Review." The options vest based on our standard 48-month vesting period for new-hire options, detailed below. Any promotions of executive officers would be treated similarly, with the equity awards subcommittee awarding the stock option to the executive as of the date of the promotion. However, there were no promotions of executives during 2007.

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

        In May 2007, in addition to the annual option awards described above, we granted to each named executive officer, other than Mr. Martell, a special stock option award. These special awards were intended to increase the executives' long-term incentives following the significant financing completed during April 2007. The change in capital structure of the company following our $75 million equity financing in April 2007 resulted in significant dilution of the option ownership of the executive officers due to an approximately 50% increase in the total number of shares outstanding, and placed the executives' level of option ownership below the peer group 50th percentile for equity interest found by Radford in its "CEO Compensation Assessment" and "2006 Executive Compensation Review." The equity awards subcommittee approved option awards to executives to bring their option ownership holdings in line with the peer group 50th - 75th percentile level, as set out in the foregoing Radford studies. As with all of our stock options, these special option awards were priced at 100% of fair market value on the date of grant. The special options awarded vest in equal monthly installments over the first four years from the date of grant, except for the option grant awarded to our CEO, Dr. McMahon, which vests 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. The equity awards subcommittee adopted this longer vesting period to reinforce the long-term nature of these incentives. Any portion of the special option awards subject to the seven-year vesting period may be accelerated, up to 25% in each year, to the extent of the company's actual achievement of the annual performance goals established under our annual incentive program, at the discretion of the equity awards subcommittee. We believe that allowing the discretionary vesting of these stock options is consistent with our goal of providing incentives to build value and advance our long-term business objectives. The special option awards granted in 2007 to the executives named in the Summary Compensation Table are reflected in the table below entitled "Grants of Plan Based Awards" and the related compensation costs are disclosed in the Summary Compensation Table.

        In September 2006, the Equity Awards Subcommittee of the Board approved certain option grants to executives that vested 50% in equal monthly installments over four years from the date of grant and 50% on the seven-year anniversary of the date of grant, subject to acceleration, of up to 25% of such portion of the option, in the event of achievement of the company's performance goals established under the annual incentive bonus program. Since the overall level of achievement of corporate goals in 2006 was 80%, each such option was accelerated in 2007 as to 10% of the total shares subject to the option. Similarly, effective in 2008, each such option has been accelerated as to 10% of the total shares subject to the options since performance goals for 2007 were also achieved at the 80% level.

        Other Benefits.    All of our salaried employees, including our executive officers, are eligible to participate in our 401(k) defined contribution plan. At our discretion, we may contribute to each participant a matching contribution equal to 5% of the participant's compensation that has been contributed to the plan, up to a maximum matching contribution of $500. As reflected in the Summary Compensation Table below, in 2007, all of the named executive officers, except Mr. Martell, participated in our 401(k) plan and received matching contributions. We also provide all employees with health and dental coverage, company-paid term life insurance, disability insurance, paid time off and paid holidays. These benefits are typical within our industry, are designed to be competitive with overall market practices, and are in place to attract and retain the executives and other employees needed to operate our business.

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

        Limitations on Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code, or the Code, generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers, including the executive officers named in the Summary Compensation Table, to $1 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. We believe that the compensation for our executives, including stock options awarded under our 2004 Plan, qualify for the exception. In 2007, compensation to our chief executive officer and each of our other named executive officers did not exceed $1 million for purposes of Section 162(m), and we expect the same to be true for 2008. However, we may in the future approve annual compensation that exceeds the $1 million limitation if we believe that doing so is in the best interests of the company and our shareholders.

        Severance and Change of Control Agreements.    All of our executive officers are parties to standard form executive severance and change of control agreements. During February 2008, the board and the compensation committee completed a review of its executive severance and change of control agreements relative to market survey data provided by Radford. Based on such review, no benefit changes were approved to the executive severance agreements, except to bring such agreements into compliance with, or to qualify for exemption from, Section 409A of the Code. However, the compensation committee amended the form executive change of control agreements to increase certain benefits payable thereunder to be consistent with current industry practice. For example, Dr. McMahon's severance payment following certain terminations of employment after a change of control was increased from one times base salary to two times base salary and other executives' severance payments were increased from 50% of base salary to one times base salary. Adjustments were also made to performance bonus opportunities. Prior to amendment, executives were eligible to receive an amount equal to 50% of the annual bonus that would have been paid but for the termination of employment following a change of control or, if greater, the percentage of annual bonus accrued through the date of termination. Following amendment of the change of control agreements, executives are eligible for the annual performance bonus, prorated for the number of days served during the year of termination, as well as a severance payment equal to one times the annual performance bonus. We believe that these agreements and their terms, as amended, are customary in the industry and necessary to attract and retain qualified, experienced executive personnel. These agreements and the potential amounts payable under them to the executives named in the Summary Compensation Table are described in the section below entitled "Potential Payments Upon Termination or Change of Control."

Compensation Committee Report

        The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis above with management, and, based on such review and discussions, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our proxy statement for the 2008 annual meeting of shareholders.

              Submitted by the compensation committee of the board of directors:
                  Nicholas J. Simon, Chairman
                  Robert M. Littauer
                  E. Rolland Dickson
                  Robert S. Basso

2007 SUMMARY COMPENSATION TABLE

        The following table sets forth all compensation earned by each of the named executive officers for the 2007 and 2006 fiscal years. The named executive officers are the principal executive officer, the principal financial officer and the three other most highly compensated officers who were serving as executive officers at December 31, 2007. Columns required by SEC rules are omitted in this table and the tables following it where there is no amount to report.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	All Other Compen- sation ($)(4)		Total ($)
Gerald McMahon, PhD, Chairman, Chief Executive Officer	2007 2006	417,006 400,977	0 20,000		1,335,012 598,527	166,804 160,389	500 500		1,919,322 1,180,393
Ronald A. Martell, President & Chief Operating Officer(5)	2007	208,615	35,000	(6)	613,127	58,703	117,543	(7)	1,032,988
Caroline M. Loewy, Chief Financial Officer	2007 2006	279,574 130,769	0 0		461,819 114,417	67,098 26,154	500 500		808,991 271,840
David A. Karlin, M.D., Senior Vice President, Clinical Development & Regulatory Affairs	2007 2006	285,272 270,404	25,000 20,000	(8)	520,574 72,081	57,054 54,080	500 500		888,400 417,065
Anna L. Wight, JD, Vice President, Legal	2007 2006	249,952 236,925	0 20,000		333,739 97,038	39,992 37,908	500 500		624,183 392,371

(1)
The amounts reported in the Salary column represent the dollar amount of base salary earned by each named executive officer in 2007 and 2006.

(2)
The amounts reported in the Option Awards column represent the dollar amount recognized as stock-based compensation expense in the year indicated for financial reporting purposes, related to stock options granted to each named executive officer in the year indicated and years prior to such year, excluding any reduction for estimated forfeitures, determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). See Note 3, "Stock-Based Compensation," of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for the assumptions used in determining such amounts.

(3)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent the amounts of annual incentive bonus awards earned by the executive in the year indicated, but paid in the following year. The incentive bonus earned by Mr. Martell is prorated for the eight-month period of fiscal 2007 during which he served as an executive officer.

(4)
The amounts reported in the All Other Compensation column represent company contributions to our 401(k) plan, except for Mr. Martell.

(5)
Mr. Martell joined the company as president and chief operating officer on May 7, 2007. Mr. Martell also serves on the board of directors, which he joined in June 2006.

(6)
This amount represents the signing bonus paid to Mr. Martell upon joining the company as president and chief operating officer on May 7, 2007.

(7)
This amount reflects payments to Mr. Martell to reimburse him for moving costs ($65,413), including tax reimbursements ($52,130).

(8)
This amount represents a bonus paid to Dr. Karlin in connection with his efforts related to the company's clinical trials.

GRANTS OF PLAN-BASED AWARDS—2007

        The following table provides information regarding equity and non-equity awards granted to each of the named executive officers in 2007.

						All Other Option Awards: Number of Securities Under- lying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Exercise or Base Price of Option Awards ($/Sh) (3)
								Grant Date Fair Value of Option Awards (4)
Name	Grant Date		Thresh- old ($)(2)	Target ($)	Maxi- mum ($)
Gerald McMahon	2/7/2007 5/31/2007	(5) (6)		208,503	208,503	157,500 300,000	5.98 8.14	939,929 1,816,635
Ronald A. Martell	5/7/2007	(7)		73,015	73,015	800,000	6.87	4,737,194
Caroline M. Loewy	2/7/2007 5/31/2007	(5) (5)		83,872	83,872	35,000 60,000	5.98 8.14	208,873 347,298
David A. Karlin	2/7/2007 5/31/2007	(5) (5)		71,318	71,318	30,000 65,000	5.98 8.14	179,034 376,240
Anna L. Wight	2/7/2007 5/31/2007	(5) (5)		49,990	49,990	20,000 60,000	5.98 8.14	119,356 347,298

(1)
The amounts shown in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards column reflect the payout levels for annual incentive bonus awards described in the Compensation Disclosure and Analysis. The target amount shown is a percent of 2007 annual base salary as follows: Dr. McMahon: 50%; Mr. Martell: 35%; Ms. Loewy: 30%; Dr. Karlin: 25%; and Ms. Wight: 20%. The minimum pay out level is 0% of the target amount shown. The maximum payout level is 100% of the target amount. Our annual incentive awards program is described in more detail in the Compensation Discussion and Analysis above.

(2)
Because the lowest possible payment is $0, no threshold payout amount is indicated.

(3)
The exercise price of the options is equal to the closing sale price of our common stock on the grant date as reported on The Nasdaq Global Market.

(4)
The amount reported represents the full grant date fair value of the options granted to each named executive officer in 2007, determined in accordance with SFAS 123R. See Note 3, "Stock-Based Compensation," of the notes to consolidated financial statements of the company set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining such fair value.

(5)
The option shown has a ten-year term and vests in equal monthly installments over the four years following the date of grant.

(6)
The option shown has a ten year term and vests 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. Vesting of the second 50% of the option is subject to accelerated vesting, of up to 25% in each year, to the extent of the company's actual achievement of the annual performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors.

(7)
The option shown was granted when Mr. Martell joined the company in May 2007, has a term of ten years and vests 25% one year after the date of grant and thereafter in equal monthly installments over the next three years.

        A portion of the options awarded to Dr. McMahon, Ms. Loewy, Dr. Karlin and Ms. Wight in 2006, and reported in the Grants of Plan-Based Awards table in our 2007 proxy statement, were subject to shareholder approval of an amendment to increase the number of shares authorized for issuance under our 2004 Incentive Compensation Plan. Shareholders approved this amendment to the 2004 Plan at our 2007 annual meeting on June 14, 2007. The total grant date fair value for these options was determined on the approval date, June 14, 2007, and totaled $4,112,916.

        Employment Letter with Dr. McMahon.    We entered into an employment letter with Dr. McMahon on April 26, 2004. Under that employment letter, we agreed that Dr. McMahon will serve as our chief executive officer, commencing on May 11, 2004. The employment letter sets Dr. McMahon's annualized base salary at $375,000 per year (including for services as a member of the board), subject to increase or decrease in the board's discretion, and provides for cash bonuses of up to 50% of Dr. McMahon's annual base salary, at the discretion of the board. Pursuant to the employment letter, Dr. McMahon received a stock option to purchase 91,666 shares of our company's common stock at an exercise price of $15.00, which option vests 25% at the end of one year from date of grant and thereafter in equal monthly installments over the next three years and expires ten years from the date of grant. The employment letter provides for accrued vacation of four weeks per year and fringe benefits comparable to those payable to our other senior executives. The employment letter further contains nonsolicitation and noncompetition provisions that are effective during the term of Dr. McMahon's employment and for one year thereafter. The term of the employment letter is four years (until May 11, 2008), subject to earlier termination by either party upon 30 days' prior written notice. The severance and change of control agreements described under the heading "Potential Payments Upon Termination or Change of Control" below provide for certain termination benefits in the event that Dr. McMahon's employment is terminated by us without cause or by him with good reason before or after a change of control of the company.

        Salary and Cash Incentive Awards in Proportion to Total Compensation.    As discussed in the Compensation Discussion and Analysis, we believe that a substantial portion of each named executive officer's compensation should be in the form of equity awards. The following table sets forth the percentage of each named executive officers's total compensation we paid in the form of base salary and cash incentive awards for fiscal 2007.

Name	Percentage of Total Cash Compensation
Gerald McMahon	30%
Ronald A. Martell	41%
Caroline M. Loewy	43%
David A. Karlin	41%
Anna L. Wight	47%

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

        The following table provides information relating to holdings of unexercised stock options by the named executive officers as of December 31, 2007. Options granted in 2007 also are disclosed in the Grants of Plan-Based Awards Table and the related compensation costs are disclosed in the Summary Compensation Table.

	Option Awards
			Number of Securities Underlying Unexercised Options (#)(1)
Name					Option Exercise Price ($)	Option Expiration Date(2)
	Grant Date		Exercisable	Unexercisable
Gerald McMahon	5/18/2004 1/24/2005 4/26/2006 6/16/2006 6/16/2006 9/13/2006 2/7/2007 5/31/2007	(3) (5) (6)	82,119 24,305 34,723 31,251 33,333 72,878 32,812 21,875	9,547 9,027 48,610 52,082 133,334 211,522 124,688 278,125	15.00 12.90 7.50 6.48 6.48 3.66 5.98 8.14	5/18/2014 1/24/2015 4/29/2016 6/16/2016 6/16/2016 9/13/2016 2/7/2017 5/31/2017
Ronald A. Martell	6/26/2006 5/4/2007	(4)	4,167 —	4,166 800,000	6.00 6.87	6/26/2016 6/14/2017
Caroline M. Loewy	8/27/2004 6/23/2006 9/13/2006 2/7/2007 5/31/2007	(4) (5)	8,333 37,499 34,668 7,292 14,531	— 62,501 93,865 27,708 45,469	13.44 6.00 3.66 5.98 8.14	8/27/2014 6/23/2016 9/13/2016 2/7/2017 5/31/2017
David A. Karlin	7/1/2005 4/29/2006 9/13/2006 2/7/2007 5/31/2007	(5)	25,173 17,362 37,208 6,250 8,125	16,493 24,304 107,992 23,750 56,875	3.72 7.50 3.66 5.98 8.14	7/1/2015 4/29/2016 9/13/2016 2/7/2017 5/31/2017
Anna L. Wight	12/15/1998 5/24/2000 5/22/2001 5/1/2002 1/30/2003 5/8/2003 5/18/2004 3/9/2005 4/29/2006 9/13/2006 2/7/2007 5/31/2007	(5)	712 2,500 2,500 9,999 18,332 6,666 5,972 4,583 17,362 24,618 4,167 8,750	— — — — — — 694 2,082 24,304 68,490 15,833 51,250	7.50 84.38 35.64 16.80 2.82 16.14 15.00 7.44 7.50 3.66 5.98 8.14	12/15/2008 5/24/2010 5/22/2011 5/1/2012 1/30/2013 5/8/2013 5/18/2014 3/9/2015 4/29/2016 9/13/2016 2/7/2017 5/31/2017

(1)
Unless otherwise noted, the options listed in this column vest in equal monthly installments over four years from the date of grant.

(2)
All options expire ten years from the date of grant.

(3)
The option vests on the seven-year anniversary of the date of grant, subject to accelerated vesting, of up to 25% in each year, to the extent Dr. McMahon achieves the performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors. As a result of achievement of performance goals, the option has been accelerated as to 20,000 shares in 2007 only.

(4)
The option vests 25% one year after the date of grant and thereafter in equal monthly installments over the next three years.

(5)
The option vests 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. Vesting of the second 50% of the option granted to each executive is subject to accelerated vesting, of up to 25% in each year, to the extent of the company's actual achievement of the annual performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors. As a result of achievement of performance goals, the second 50% of the option has been accelerated in 2007 as to 28,440 shares for Dr. McMahon, 12,853 shares for Ms. Loewy, 14, 520 shares for Dr. Karlin and 9,311 shares for Ms. Wight.

(6)
The option vests 50% in equal monthly installments over the first four years from the date of grant and 50% on the seven-year anniversary of the date of grant. Vesting of the second 50% of the option is subject to accelerated vesting, of up to 25% in each year, to the extent of the company's actual achievement of the annual performance goals established under the annual incentive bonus program, in the discretion of the equity awards subcommittee of our board of directors.

Option Exercises in 2007

        None of the named executive officers exercised any stock options during 2007.

Pension Benefits

        We do not provide pension arrangements or post-retirement health coverage for our executive employees. Our executive officers are eligible to participate in our 401(k) defined contribution plan. At our discretion, we may contribute to each participant a matching contribution equal to 5% of the participant's compensation that has been contributed to the plan, up to a maximum matching contribution of $500.

Potential Payments Upon Termination or Change of Control

        All of the named executive officers are parties to standard form executive severance and change of control agreements. The information below describes and quantifies certain compensation that would become payable under these agreements if the named executive officer's employment had been terminated on December 31, 2007, based on the named executive officers' compensation and service levels as of such date, and if applicable, based on the company's closing stock price on December 31, 2007 (the last trading day of fiscal 2007). Payments and benefits payable under the executive severance and change of control agreements are in addition to benefits paid generally to salaried employees of the company, including distributions under the company's 401(k) plan and accrued salary and vacation pay. The named executive officers are not entitled to any potential payments or benefits not otherwise available generally to salaried employees of the company in the event of termination of employment by the company for cause or by the executive without good reason or due to retirement. The executive change of control agreements were amended in March 2008, and the change of control disclosures below describe compensation payable under the agreements as amended. The executive severance agreements were also amended in March 2008 for 409A tax compliance reasons; no amendments were made that otherwise affected compensation payable under those agreements. As discussed in the Compensation Discussion and Analysis, during 2007, the compensation committee evaluated its executive severance and change of control agreements based on market data provided from its independent consultant. Based on such recommendations, benefits payable under severance agreements were not changed in 2007, but some benefits payable under change of control agreements were amended as described below. Amendments made to the change of control agreements are described in more detail in the Compensation Discussion and Analysis above.

  Executive Severance Agreements

        Termination by the Company without Cause or by the Executive for Good Reason Absent a Change of Control.    The executive severance agreements of Mr. Martell, Ms. Loewy, Dr. Karlin and Ms. Wight each provides that, if the executive is terminated without cause, or if the executive resigns for good reason, he or she is entitled to receive severance pay equal to 75% of current annual base salary, up to nine months' medical and dental insurance benefits and, if applicable, reimbursement of excise taxes. Cash severance payments are in the form of salary continuation, payable at normal payroll intervals during the nine months following the date of termination. Each of these severance agreements runs for an initial term of one year and renews automatically for successive one-year periods unless either party gives nine months' prior notice of non-renewal. Dr. McMahon's executive severance agreement provides for a severance payment equal to 100% of current annual base salary, payable in the form of salary continuation for one year following the date of termination, up to one year's medical and dental insurance benefits and, if applicable, reimbursement of excise taxes. Dr. McMahon's severance agreement runs for an initial term of four years and renews automatically for successive two-year periods unless either party gives 90 days' prior notice of non-renewal. In all cases, as a condition to receiving any severance payment, each executive must execute a general release of claims against the company in a form satisfactory to the company in its sole discretion. To the extent that severance payments and benefits under the change of control agreements described below are payable to the named executive officer, no payments will be made to such executive under his or her executive severance agreement.

        The executive severance agreements define "cause" as: a clear refusal to carry out any of the executive's material lawful duties; a persistent failure to carry out any of the executive's lawful duties after reasonable notice and an opportunity to correct the failure; violation by the executive of a state or federal criminal law involving a crime against the company or any other crime involving moral turpitude; the executive's current abuse of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the executive; or any incident materially compromising the executive's reputation or ability to represent the company with the public. "Good reason" includes a reduction of the executive's annual base salary below the level in effect on the date of the agreement, regardless of any change in the executive's duties; the assignment of the executive to any duties inconsistent with or resulting in a diminution of the executive's position, duties or responsibilities (excluding actions of the company not taken in bad faith and promptly remedied); requiring the executive to be based at any office or location more than a designated number of miles from the city in which the executive currently is employed; or the company's failure to properly assign the executive severance agreement to a successor entity.

        The estimated values of severance and other benefits payable to each named executive officer, based on a hypothetical termination of employment by the company without cause or by the executive with good reason on December 31, 2007, in circumstances in which there is no change of control (as defined below) of the company, are set forth in the following table:

Name	Estimated value of cash severance payments ($)	Estimated value of continued medical and dental benefits ($)	Total ($)
Gerald McMahon	411,011	17,813	428,824
Ronald A. Martell	240,000	13,360	253,360
Caroline M. Loewy	209,681	13,360	223,041
David A. Karlin	213,954	11,358	225,312
Anna L. Wight	187,465	13,360	200,824

        Termination due to Death or Total Disability Absent a Change of Control.    The executive severance agreement and the executive's employment terminate automatically upon the death or total disability of the executive. "Total disability" is defined as the named executive officer's inability to perform his or her essential duties for a period or periods aggregating 12 weeks in any 365 day period as a result of physical or mental illness, loss of legal capacity or any cause beyond the executive's control, unless the executive is granted a leave of absence by our board of directors. If the executive's employment is terminated by reason of death or total disability during the term of the severance agreement, the executive or his or her legal representative is entitled to receive continued medical and dental insurance benefits for up to nine months in the cases of Ms. Loewy, Dr. Karlin and Ms. Wight and for up to one year in the case of Dr. McMahon. The estimated values of these benefits are reflected in the preceding table.

  Change of Control Agreements and 2004 Plan Change of Control Provisions

        Termination by the Company without Cause or by the Executive for Good Reason Following a Change of Control.    The change of control agreements, as amended in March 2008, provide each of the named executive officers with termination compensation if, within two years following a change of control of the company, the executive's employment with the company or an affiliated company is terminated without cause or the executive terminates his or her employment for good reason. In such case, each named executive officer, other than Dr. McMahon, is entitled to receive an amount equal to the annual performance bonus (prorated for the number of days served during the year of termination); twelve months of medical and dental insurance benefits; severance pay equal to one times the annual performance bonus and one times annual base salary; and full acceleration of stock option vesting. Dr. McMahon is entitled to the annual performance bonus (prorated for the number of days served during the year of termination); eighteen months of medical and dental insurance benefits; severance pay equal to one times the annual performance bonus and two times annual base salary; and full acceleration of stock option vesting.

        All cash amounts are payable in a lump sum within ten working days of the date of termination. Sums payable with respect to an annual performance bonus are based on the average bonus paid or payable during the three fiscal years (or any shorter period of employment) immediately preceding the year in which the change of control occurs. Under the terms of our 2004 Plan, all vested stock options expire three months after the date of termination of service. The change of control agreements also provide for reimbursement of any excise taxes payable by the executive as a consequence of the payments or benefits received under the change of control agreement or any benefit plan of the company.

        A "change of control" under the agreements is deemed to occur upon shareholder approval of certain mergers, consolidations or reorganizations of the company, the liquidation or dissolution of the company, or the sale of all or substantially all of the assets of the company; acquisition of beneficial ownership of 20% or more of the outstanding common stock or voting power of the company by a person or group of related persons, if such acquisition is not approved in advance by a majority of the incumbent directors; acquisition of beneficial ownership of 33% or more of the outstanding common stock or voting power of the company by a person or group of related persons, if such acquisition is approved in advance by a majority of the incumbent directors; or the failure of incumbent board members (or persons nominated or appointed by incumbent board members) to hold a majority of the seats on the company's board of directors. The definitions of "cause" and "good reason" under the change of control agreements are substantially the same as those in the executive severance agreements described above. Each change of control agreement, as amended, runs for an initial one-year term and renews automatically for successive one-year periods unless either party gives 90 days' prior written notice of non-renewal, except that Dr. McMahon's amended change of control agreement has an initial two-year term and renews for successive two-year periods. If a change of control occurs, each agreement automatically renews and runs for a period of two additional years.

        2004 Plan.    In addition to the change of control agreements, the 2004 Plan provides for accelerated vesting of options upon a change of control, which is defined in the 2004 Plan as a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the company as a result of which shareholders of the company receive cash, stock or other property in exchange for or in connection with their shares of common stock. No acceleration occurs under the 2004 Plan in a merger in which the holders of common stock immediately prior to the merger have the same proportionate ownership of common stock in the surviving corporation after the merger, a reincorporation or the creation of a holding company.

        The estimated values of severance and other benefits payable to each named executive officer, based on a hypothetical termination of employment by the company without cause or by the executive with good reason on December 31, 2007 following a change of control of the company, are set forth in the following table. The values reported assume that the change of control occurred pursuant to the change of control agreements, as amended in March 2008, but use salary, bonus and service levels in effect for the named executive officers as of December 31, 2007. The following table also sets forth the incremental value of accelerated vesting that may occur under the 2004 Plan in the event of a change of control (as defined for purposes of the 2004 Plan):

Name	Estimated value of cash severance payments ($)	Estimated value of continued medical and dental benefits ($)	Estimated incremental value of accelerated vesting of stock options ($)(1)		Potential excise tax liability reimbursable by the company ($)(2)	Total ($)
Gerald McMahon	1,027,528	26,719	158,642		0	1,212,889
Ronald A. Martell	432,000	17,813	—	(3)	0	449,813
Caroline M. Loewy	363,448	17,813	70,399		0	451,659
David A. Karlin	356,590	15,145	92,374		0	464,109
Anna L. Wight	299,944	17,813	51,368		0	369,124

(1)
Reflects the estimated incremental value of accelerated vesting of all stock options held by the named executive officer on December 31, 2007, based on the excess of the closing price of our common stock at December 31, 2007 (the last trading day of fiscal 2007) over the exercise prices of such options.

(2)
Reimbursement of excise tax is required only to the extent that any portion of the payments or benefits under the change of control agreement or any benefits plan would be characterized as an "excess parachute payment" to the executive under Section 280G of the Code, giving rise to an excise tax payable by the executive under Section 4999 of the Code.

(3)
There is no value shown for accelerated vesting of stock options because the exercise prices of all unvested stock options held by the executive at December 31, 2007 were above $4.41 per share, the closing sale price of our common stock on December 31, 2007.

        Termination due to Death or Total Disability Following a Change of Control.    The change of control agreement and the executive's employment during the two years following a change of control terminate automatically upon the death or total disability of the named executive officer. "Total disability" is defined in the agreements as the named executive officer's inability to perform his or her essential duties for a period or periods aggregating 12 weeks in any 365 day period as a result of physical or mental illness, loss of legal capacity or any cause beyond the executive's control, unless the executive is granted a leave of absence by our board. If the executive's employment is terminated by reason of death or total disability during the two years following a change of control of the company, the executive or his or her legal representatives are entitled to continued medical and dental insurance benefits for up to one year, except for Dr. McMahon who is entitled to continued medical and dental insurance benefits for up to eighteen months. The estimated values of these benefits are reflected in the preceding table.

Director Compensation

        For 2007, non-employee directors received an annual fee of $20,000 for service on the board of directors, together with a fee of $2,000 for each in-person board meeting. Payment for attendance at telephonic board meetings was $500 for up to one hour, $1,000 for one to two hours and $1,500 for more than two hours. Non-employee directors also received a fee of $500 for attendance at each meeting of a committee on which they served. The audit committee chairman received an annual retainer in 2007 of $10,000, and each audit committee member received a 2007 annual retainer of $6,000. The chairmen of the compensation committee and the nominating and corporate governance committee received annual retainers in 2007 of $6,500. The members of each of the compensation committee and the nominating and corporate governance committee received a 2007 annual retainer of $4,000. We also reimburse each of our non-employee directors for reasonable travel expenses incurred in connection with attending board and board committee meetings.

        Non-employee directors also receive stock option grants under our Stock Option Grant Program for Nonemployee Directors (the NED Program), which is administered under our 2004 Plan. Each new non-employee director, upon initial election or appointment to the board of directors, receives an initial option to purchase 30,000 shares of common stock at an exercise price equal to the fair market value per share of common stock on the grant date. In addition, each non-employee director automatically receives an annual option grant to purchase 15,000 shares of common stock following each annual meeting of shareholders at an exercise price equal to the fair market value per share of common stock on the grant date, provided that a non-employee director who has received the initial option grant for 30,000 shares of common stock within five months prior to any such annual meeting of shareholders, does not receive the annual grant for such annual meeting. The NED Program was amended in June 2007 to increase the initial option grants from 20,000 to 30,000 shares and the annual option grants from 10,000 to 15,000 shares. All options granted to non-employee directors under the NED Program have a term of ten years and vest 50% one year after the date of grant and 50% two years after the date of grant.

        The following table presents information relating to total compensation of directors for the fiscal year ended December 31, 2007.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($) (3),(4)		All Other Compen- sation ($)	Total ($)
Robert Basso(8)	25,500	73,631	(6)	0	99,131
Frederick B. Craves, Ph.D.	39,000	155,125	(5)	0	194,125
E. Rolland Dickson, M.D.	50,000	172,982	(7)	0	222,982
Carl S. Goldfischer, M.D.	32,500	155,125	(5)	0	187,625
Robert M. Littauer	52,000	155,125	(5)	0	207,125
Ronald A. Martell(9)	25,000	5,826		0	30,826
Nicholas J. Simon III	44,000	68,861	(5)	0	112,861
David R. Stevens, Ph.D.	47,000	155,125	(5)	0	202,125

(1)
Gerald McMahon, our chief executive officer and chairman of the board, is not included in this table because he is an employee of the company and does not receive separate compensation for his services as a director. The compensation received by Dr. McMahon as an executive officer of the company is shown in the Summary Compensation Table above.

(2)
Includes all annual retainer fees, committee and chairmanship fees and meeting fees earned for 2007. All annual retainer fees are paid to board members, committee members and committee chairs semi-annually in advance of services, rather than in arrears. Accordingly, retainer fees for the first half of calendar 2007 were paid in December 2006, and retainer fees for the second half of the 2007 calendar year were paid in June 2007.

(3)
The amounts reported in the Option Awards column represent the dollar amount recognized as stock-based compensation expense in 2007 for financial reporting purposes, related to stock options granted to each director in 2007 and prior years, excluding any reduction for estimated forfeitures, determined in accordance with SFAS 123R. See Note 3, "Stock-Based Compensation," of the notes to financial consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for the assumptions used in determining such amounts.

(4)
At December 31, 2007, each director named in the table above had the following number of options outstanding: Mr. Basso: 30,000; Dr. Craves: 89,160; Dr. Dickson: 94,159; Dr. Goldfischer: 107,494; Mr. Littauer: 65,831; Mr. Martell: 804,166 (includes 800,000 options received in his capacity as president and chief operating officer); Mr. Simon: 23,333 and Dr. Stevens: 65,831. The full grant date fair value of the options granted to each director in 2007, determined in accordance with SFAS 123R, was as follows: Mr. Basso: $188,768; Dr. Craves: $97,833; Dr. Dickson: $146,750; Dr. Goldfisher: $97,833; Mr. Littauer: $97,833; Mr. Simon: $97,833 and Dr. Stevens: $97,833. See Note 3, "Stock-Based Compensation," of the notes to consolidated financial statements of the company set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining such fair value.

(5)
Reflects option award to purchase 15,000 common shares at $7.17 per share granted on June 14, 2007.

(6)
Reflects NED Program option award to purchase 20,000 common shares at $6.81 per share granted on May 4, 2007 and option award to purchase 10,000 common shares at $7.17 per share granted on June 14, 2007. The second option award was granted in connection with the amendment to the NED Program adopted on June 14, 2007 that increased the initial stock option grant for directors from 20,000 to 30,000 shares.

(7)
Reflects an option award to purchase 15,000 common shares at $7.17 per share and an option award to purchase 7,500 common shares at $7.17 per share, both of which were granted on June 14, 2007. The second option award was granted in connection with Dr. Dickson's duties as lead director.

(8)
Mr. Basso joined the board on May 4, 2007.

(9)
Mr. Martell joined the company as president and chief operating officer on May 7, 2007. This table reflects only the compensation that Mr. Martell earned in 2007 as a director. The compensation earned by Mr. Martell in 2007 as an executive officer of the company is shown in the Summary Compensation Table above.

  Compensation Committee Interlocks and Insider Participation

        All members of our compensation committee are independent directors, and none of them are present or past employees of the company, except Mr. Littauer, who served the company in various management positions from 1987 to 1996. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our compensation committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding beneficial ownership, as of March 7, 2008, of the company's common stock by (a) each person known by the board of directors to beneficially own more than 5% of the outstanding common stock, (b) each director and nominee for director, (c) our chief executive officer and each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of the shares listed below have sole investment and voting power with respect to the shares.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Common Shares Outstanding(2)
MPM BioVentures III, L.P., MPM BioVentures III-QP, L.P, MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III Parallel Fund, L.P. and MPM Asset Management Investors 2005 BVIII LLC(3) The John Hancock Tower 200 Carendon Street, 54th Floor Boston, MA 02116	8,652,258	23.7%
Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P., Bay City Capital Management IV LLC and Bay City Capital LLC(4) 750 Battery Street, Suite 400 San Francisco, CA 94111	5,626,012	15.7%
Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund International Limited and James E. Flynn(5) 780 Third Avenue, 37th Floor New York, NY 10017	3,174,401	9.0%
OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly(6) 767 Third Avenue, 30th Floor New York, NY 10017	2,763,600	8.0%
Abingworth Management Limited(7) Princess House 38 Jermyn Street London, England SW1Y 6DN	2,473,786	7.1%
Gerald McMahon(8)	410,225	1.2%
Robert S. Basso(9)	10,000	*
Fred B. Craves(10)	5,800,926	16.2%
E. Rolland Dickson(11)	68,743	*

Carl S. Goldfischer(12)	5,718,090	16.0%
Robert M. Littauer(13)	47,082	*
Ronald A. Martell(14)	10,417	*
Nicholas J. Simon, III(15)	8,652,258	23.7%
David R. Stevens(16)	60,450	*
Caroline M. Loewy(17)	157,204	*
David A. Karlin(18)	119,231	*
Anna L. Wight(19)	127,716	*
Directors and executive officers as a group (11 persons)(20)	15,309,383	39.8%

*
Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock owned as of March 7, 2008 and shares of common stock which are issuable within 60 days of March 7, 2008, including pursuant to options or warrants to purchase common stock, are deemed beneficially owned for computing the percentage of the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person.

(2)
Based on 34,687,724 shares of common stock outstanding on March 7, 2008.

(3)
Includes 1,785,714 shares of common stock issuable upon exercise of warrants and 8,333 shares of common stock subject to options issuable within 60 days. MPM BioVentures III GP, L.P and MPM BioVentures III LLC (MPM III LLC) are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III, L.P., BioVentures III Parallel Fund, L.P. and MPM BioVentures III GmbH & Co. Beteiligungs KG (the MPM III Funds). Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas J. Simon III, Michael Steinzmetz and Kurt Wheeler are members of MPM III LLC and MPM Asset Management Investors 2005 BVIII LLC (AM 2005) and exercise voting and investment control over the securities owned by the MPM III Funds and AM 2005. Each such individual disclaims beneficial ownership of the securities held by the MPM III Funds and AM 2005. Mr. Simon is a director of the company and the record holder of the option shares beneficially owned by the MPM Funds and AM 2005.

(4)
Includes 1,071,429 shares of common stock issuable upon exercise of warrants. Bay City Management is general partner to Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P (the BCC Funds) and has voting and investment control over the securities held by the BCC Funds. Such control is exercised by BCC as manager of Bay City Management. Fred B. Craves and Carl S. Goldfischer, directors of the company, are managers of Bay City Management and members and managing directors of BCC. Dr. Craves and Dr. Goldfischer each disclaims beneficial ownership of the securities held by the BCC Funds.

(5)
Includes 535,714 shares of common stock issuable upon exercise of warrants. Deerfield Capital, L.P. is the general partner of Deerfield Special Situations Funds, L.P. Deerfield Management, L.P. is the investment manager of the Deerfield Special Situations Fund International Limited. James E. Flynn is the managing member of the general partner of Deerfield Capital, L.P. and Deerfield Management, L.P., respectively, and exercises voting and investment control over the securities owned by Deerfield Special Situations Funds, L.P. and Deerfield Special Situations Fund Limited, International (the Deerfield Funds). Mr. Flynn disclaims beneficial ownership of the securities held by the Deerfield Funds. See Schedule 13G filed with the SEC on February 14, 2008.

(6)
OrbiMed Advisors LLC and OrbiMed Capital LLC hold these shares as investment advisors on behalf of Caduceus Capital Master Fund Limited, Caduceus Capital II, L.P., UBS Eucalyptus Fund LLC, PW Eucalyptus Fund Ltd. and HFR Sch Aggressive Master Trust, each of which has the right to receive or power to direct the receipt of dividends from, or proceeds from the sale of the securities held on its behalf. Samuel D. Isaly is a control person of OrbiMed Advisors and OrbiMed Capital LLC President of OrbiMed Advisors LLC and Managing Director of ObiMed Capital LLC. See Schedule 13G filed with the SEC on February 14, 2008.

(7)
Includes 357,143 shares of common stock issuable upon exercise of warrants. Abingworth Management Ltd. is the investment manager of Abingworth Bioequities Master Fund Limited, Abingworth Bioventures IV LP, and Abingworth Bioventures IV Executives LP (the Abingworth Funds) and exercises voting and investment control over the securities owned by the Abingworth Funds. Dr. Joe Anderson, Mr. Michael Bigham, Dr. Stephen Bunting, Mr. David Leathers and Dr. Jonathan McQuitty comprise the investment committee of Abington Management Ltd. Each such individual disclaims beneficial ownership of the securities held by the Abingworth Management Ltd. and the Abingworth Funds. See Schedule 13G filed with the SEC on February 14, 2008.

(8)
Includes 405,492 shares of common stock subject to options exercisable within 60 days.

(9)
Consists of 10,000 shares of common stock subject to options exercisable within 60 days.

(10)
Includes 4,554,583 shares of common stock beneficially owned by the BCC Funds (see note (4) above), 1,071,429 shares of common stock subject to warrants owned by BCC Funds and 70,411 shares of common stock subject to options exercisable within 60 days held by Dr. Craves. Dr. Craves disclaims beneficial ownership of the securities held by the BCC Funds.

(11)
Includes 67,910 shares of common stock subject to options exercisable within 60 days.

(12)
Includes 4,554,583 shares of common stock beneficially owned by the BCC Funds (see note (4) above), 1,071,429 shares of common stock subject to warrants owned by BCC Funds and 88,745 shares of common stock subject to options exercisable within 60 days held by Dr. Goldfischer. Dr. Goldfischer disclaims beneficial ownership of the securities held by the BCC Funds.

(13)
Consists of 47,082 shares of common stock subject to options exercisable within 60 days.

(14)
Consists of 10,417 shares of common stock subject to options exercisable within 60 days.

(15)
Consists of 6,858,211 shares of common stock beneficially owned and 1,785,714 shares of common stock subject to warrants owned by the MPM Funds and AM 2005 (see note (3) above) and 8,333 shares of common stock subject to options exercisable within 60 days held by Mr. Simon. Mr. Simon disclaims beneficial ownership of the securities held by the MPM Funds and AM2005.

(16)
Consists of 47,082 shares of common stock subject to options exercisable within 60 days.

(17)
Includes 30,000 shares of common stock beneficially owned by the Alton Family Trust and 127,204 shares of common stock subject to options exercisable within 60 days.

(18)
Consists of 119,231 shares of common stock subject to options exercisable within 60 days.

(19)
Consists of 124,296 shares of common stock subject to options exercisable within 60 days.

(20)
Includes 2,857,143 shares of common stock issuable upon exercise of warrants and 882,676 shares of common stock subject to options exercisable within 60 days.

  Equity Compensation Plan Information

        The following table presents information as of December 31, 2007 with respect to our compensation plans, including individual compensation arrangements, under which equity securities of the company are authorized for issuance to employees and non-employees of the company, such as directors, consultants, advisors, vendors, customers, suppliers or lenders:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (#)(3)
Equity Compensation Plans Approved by Shareholders(1)	4,649,591	$7.12	197,386
Equity Compensation Plans Not Approved by Shareholders(2)	5,946,876	6.09	0

Total	10,596,467	$6.54	197,386

(1)
Includes the 1991 Stock Option Plan for Non-Employee Directors (1991 Plan), the 1991 Restricted Stock Plan (Restricted Plan), the 1994 Stock Option Plan (1994 Plan), and the 2004 Plan. The 1991 Plan was terminated on March 31 2005 and the 1994 Plan was terminated on February 17, 2004. Accordingly, no further equity derivative securities can be issued under the 1991 and 1994 Plans. For a description of the foregoing plans, see Note 3 to the notes to consolidated financial statements in Section contained in Item 8 of this Report.

(2)
Reflects a warrant issued for placement agent services in connection with our 2006 equity financing, warrants issued to financial institutions participating in a term loan and a warrant granted to a consultant for investor relations services.

(3)
All shares remaining available for issuance under equity compensation plans are issuable under our 2004 Plan. The 2004 Plan contains an evergreen provision pursuant to which the number of shares available under the plan will automatically increase each year, beginning in 2008, according to certain limits set forth in the plan. Giving effect to the evergreen provision of the 2004 Plan, as of January 1, 2008, the aggregate number of common shares available for issuance as new awards was 1,431,000 shares

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        In accordance with our audit committee charter, our audit committee reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under the SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company's proxy statement. In addition, the audit committee reviews and approves or ratifies any related person transaction that is required to be disclosed. Any member of the audit committee who is a related person with respect to a transaction under review cannot participate in the deliberations or vote respecting approval or ratification of the transaction.

        BCC, an affiliate of Bay City Management, is financial advisor to and indirectly controls the BCC Funds, which were among the investors in our $65 million equity financing that closed on April 26, 2006 and our $70 million public offering that closed on April 30, 2007. Two of our directors, Dr. Fred Craves and Dr. Carl Goldfischer, are managing directors of BCC and possess capital and carried interests in the BCC Funds. Nicholas J. Simon, a company director, is affiliated with the MPM Funds and AM 2005, which also were investors in the 2006 financing and the 2007 public offering, and possesses capital and carried interests in the MPM Funds. The audit committee reviewed and approved or ratified the 2006 equity financing and the 2007 public offering and related transactions.

Board Independence

        The board of directors has determined that, with the exceptions of Drs. McMahon, Craves and Goldfischer and Mr. Martell, all of our current directors and director nominees are "independent directors" as defined in Rule 4200 of the Nasdaq Marketplace Rules.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

        The aggregate fees billed for professional services rendered by KPMG LLP for fiscal years 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
(1) Audit Fees*	$330,000	$300,000
(2) Audit-Related Fees**	149,750	38,000

    *
    Audit Fees consisted of fees for audit of our financial statements for fiscal years 2007 and 2006, respectively, and reviews of our quarterly financial statements. Additional audit fees in 2006 related to the audit of management's report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

    **
    Audit-Related Fees consisted principally of fees related to providing auditors' consents for Form S-3 and S-8 filings in each of 2006 and 2007.

        The audit committee has considered and believes the provision of non-audit services is compatible with maintaining the independence of KPMG LLP. All of the hours expended on KPMG LLP's engagement to audit our financial statements for fiscal years 2007 and 2006 were attributed to work performed by persons who are full-time, permanent employees of KPMG LLP.

Audit Committee Pre-Approval Policy

        The audit committee of our board of directors has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent accountants. The policy is designed to ensure that the provision of these services does not impair the accountants' independence. Under the policy, any services provided by the independent accountants, including audit, audit-related, tax and other services, must be specifically pre-approved by the audit committee. The audit committee may delegate pre-approval authority to one or more of its members. The audit committee does not delegate responsibilities to pre-approve services performed by the independent accountants to management. All audit and non-audit services provided by our independent accountants in 2007 were pre-approved by the audit committee.

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

Date: March 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:

/s/ GERALD MCMAHON Gerald McMahon	Chairman and Chief Executive Officer	March 13, 2008
/s/ RONALD A. MARTELL Ronald A. Martell	Director, President and Chief Operating Officer	March 13, 2008
/s/ FRED B. CRAVES Fred B. Craves	Director	March 13, 2008
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 13, 2008
/s/ CARL S. GOLDFISCHER Carl S. Goldfischer	Director	March 13, 2008
/s/ ROBERT M. LITTAUER Robert M. Littauer	Director	March 13, 2008
/s/ DAVID R. STEVENS David R. Stevens	Director	March 13, 2008
/s/ NICHOLAS J. SIMON III Nicholas J. Simon III	Director	March 13, 2008
/s/ ROBERT S. BASSO Robert S. Basso	Director	March 13, 2008
/s/ MICHAEL K. JACKSON Michael K. Jackson	Principal Accounting Officer	March 13, 2008

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(N)
3.2	Restated Bylaws, as amended March 28, 2006	(V)
10.1	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	(E)
10.2	Restated 1994 Stock Option Plan(‡)	(F)
10.3	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	(M)
10.4	2004 Incentive Compensation Plan, as amended and restated June 14, 2007(‡)	(B)
10.5	Stock Option Grant Program for Nonemployee Directors under the 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(AA)
10.6	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(D)
10.7	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan(‡)	(O)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11
	Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Y)
10.12	Facilities Lease dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.13	Indemnification Agreement(‡)	(H)
10.14	Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C)
10.15	Amendment No. 1 dated as of March 30, 2005 to Key Executive Severance Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(L)
10.16	Change of Control Agreement dated as of February 28, 2003, between the Company and Anna Wight(‡)	(C)
10.17	Key Executive Severance Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P)
10.18	Change of Control Agreement dated as of June 23, 2005, between the Company and David A. Karlin(‡)	(P)
10.19	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon(‡)	(L)

10.20	Key Executive Severance Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)	(R)
10.21	Change of Control Agreement dated as of May 11, 2004, between the Company and Gerald McMahon(‡)	(R)
10.22	Key Executive Severance Agreement dated as of May 7, 2007, between the Company and Ronald A. Martell(‡)	(D)
10.23	Change of Control Agreement dated as of May 7, 2007, between the Company and Ronald A. Martell(‡)	(D)
10.24	Key Employee Severance Agreement dated as of July 11, 2006, between the Company and Michael K. Jackson(‡)	(X)
10.25	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)	(S)
10.26	Change of Control Agreement dated as of June 23, 2006, between the Company and Caroline M. Loewy(‡)	(S)
10.27	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Cheni Kwok(‡)	(S)
10.28	Change of Control Agreement dated as of July 1, 2006, between the Company and Cheni Kwok(‡)	(S)
10.29
	Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(U)
10.30	Form of Directors' Indemnification Agreements(‡)	(K)
10.31	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W)
10.32	Loan and Security Agreement dated as of October 25, 2006, among the Company, Silicon Valley Bank and Merrill Lynch Capital	(J)
10.33	Secured Promissory Notes to Silicon Valley Bank and Merrill Lynch Capital	(J)
10.34	Letter Agreement dated as of January 29, 2008, between the Company and Robert L. De Jager(‡)	(T)
10.36	Key Executive Severance Agreement dated as of June 23, 2006, between the Company and Robert L. De Jager(‡)	(T)
10.37	Change of Control Agreement dated as of July 1, 2006, between the Company and Robert L. De Jager(‡)	(T)
23.1	Consent of KPMG	(Z)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(Z)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(Z)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(Z)
32.2	Section 1350 Certification of Chief Financial Officer	(Z)

(‡)
Management contract or compensatory plan

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

(T)
Filed as an exhibit to the Company's Current Report on Form 8-K/A filed June 23, 2006, and incorporated herein by reference.

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

(Z)
Filed herewith.

(AA)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Comparison of Five-Year Cumulative Total Return Among Poniard Pharmaceuticals, Inc., Nasdaq Stock Market (US) and Nasdaq Pharmaceuticals Stocks Index(1)
  Item 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary of Research and Development Costs
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands except share data)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS (in thousands)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX