Form 10-Q
period 2008-03-31
PONIARD PHARMACEUTICALS, INC.
filed 2008-05-08
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes    ☐        No    ☒

        As of May 1, 2008, 34,687,724 shares of the Registrant's common stock, $.02 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$34,814	$29,335
Cash—restricted	281	281
Investment securities	49,880	63,286
Prepaid expenses and other current assets	1,210	955

Total current assets	86,185	93,857
Facilities and equipment, net of depreciation of $1,043 and $954	1,085	1,121
Other assets	131	141
Licensed products, net	9,717	10,021

Total assets	$97,118	$105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$544	$677
Accrued liabilities	5,081	4,550
Current maturities of note payable and capital lease obligation	4,331	4,247

Total current liabilities	9,956	9,474

Long-term liabilities:
Note payable and capital lease obligation, net of current portion and discount of $857 and $1,018	5,606	6,561

Total long-term liabilities	5,606	6,561

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized: Convertible preferred stock, Series 1, 205,340 shares issued and outstanding (entitled in liquidation to $5,175)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized: 34,687,724 and 34,662,689 shares issued and outstanding	694	693
Additional paid-in capital	403,668	401,225
Accumulated deficit, including other comprehensive income of $46 and $59	(322,810)	(312,817)

Total shareholders' equity	81,556	89,105

Total liabilities and shareholders' equity	$97,118	$105,140

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$—	$—

Operating expenses:
Research and development	6,336	5,500
General and administrative	4,183	2,400

Total operating expenses	10,519	7,900

Loss from operations	(10,519)	(7,900)

Other income (expense):
Interest income	986	637
Interest expense	(361)	(466)
Other, net	39	—

Net other income (expense)	664	171

Net loss	(9,855)	(7,729)
Preferred stock dividends	(125)	(125)

Net loss applicable to common shares	$(9,980)	$(7,854)

Loss per share:
Basic and diluted loss applicable to common shares	$(0.29)	$(0.34)

Weighted average common shares outstanding—basic and diluted	34,681	22,808

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,855)	$(7,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	357
Amortization of discount on notes payable	171	204
Amortization of discount on investment securities	(213)	(68)
Stock options and warrants issued for services	(5)	8
Stock-based employee compensation	2,358	479
Change in operating assets and liabilities:
Prepaid expenses and other assets	(255)	(387)
Accounts payable	(133)	(23)
Accrued liabilities	406	408

Net cash used in operating activities	(7,133)	(6,751)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	26,700	1,500
Purchases of investment securities	(13,094)	(8,874)
Facilities and equipment purchases	(53)	(235)

Net cash provided by (used in) investing activities	13,553	(7,609)

Cash flows from financing activities:
Payment of licensed product payable	—	(5,000)
Payment of principal on notes payable	(1,032)	(952)
(Increase) decrease in restricted cash	—	(145)
Payment of offering costs	—	(56)
Proceeds from stock options and warrants exercised	91	—

Net cash used in financing activities	(941)	(6,153)

Net increase (decrease) in cash and cash equivalents	5,479	(20,513)

Cash and cash equivalents:
Beginning of period	29,335	44,148

End of period	$34,814	$23,635

Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$125	$125

Supplemental disclosure of cash paid during the period for:
Interest	$195	$268

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of March 31, 2008, the Company had net working capital of $76,229,000 and had an accumulated deficit of $322,810,000 with total shareholders' equity of $81,556,000.

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008, and available on the SEC's website, www.sec.gov.

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007.

        The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the expected operating results for the full year.

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

Note 2. Fair value measurements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 introduces a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008 with no material impact on its consolidated financial statements.

        The SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2. Fair value measurements (Continued)

the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands):
Investment securities	49,880	49,880	—	—

Total	49,880	49,880	—	—

Note 3. Investment securities

        Investment securities consisted of the following at March 31, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$49,834	$110	$(64)	$49,880

Net unrealized gain			$46

Maturity:
Less than one year	$47,627			$47,679
Due in 1-2 years	2,207			2,201

	$49,834			$49,880

        The Company's management has concluded that the unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 4. Picoplatin license and amendment

        The Company has entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at the Company's cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time upfront payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduced the sharing of sublicense revenues with Genzyme on and after September 18, 2007.

        The Company accounted for all payments made in consideration of the picoplatin license, as amended, by capitalizing them as an intangible asset. The Company's capitalization of the total $12,000,000 of picoplatin license payments is based on the Company's reasonable expectation at the time of acquisition and through the date of the amendment that the intravenous formulation of picoplatin, as it existed at the time of the acquisition of the picoplatin license and the license amendment, would be used in research and development (R&D) projects and therefore had alternative future uses in the treatment of different cancer indications. At the time of acquisition, the Company planned to use intravenous picoplatin in a Phase II clinical trial in patients with small cell lung cancer and reasonably expected that the intravenous formulation could be used in additional, currently identifiable R&D projects in the form of clinical trials for other solid tumor cancer indications, such as prostate and colorectal cancers.

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

        Licensed Products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 and net of accumulated amortization of $2,283,000 and $1,979,000 at March 31, 2008 and December 31, 2007, respectively.

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

	Three Months Ended March 31,
	2008	2007
Common stock options	5,182,065	1,642,544
Common stock warrants	5,946,876	5,946,876

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2008 and 2007, respectively, because the effect of including such shares would not be dilutive.

Note 6. Stock-based compensation

        A summary of the fully vested stock options currently exercisable as of March 31, 2008 is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable at March 31, 2008	1,534	$9.00	7.4	$23

        The Company recorded the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development expense	$433	$102
General and administrative expense	1,925	377

Total	$2,358	$479

        These amounts reflect the grant of stock options during the three months ended March 31, 2008 to the Company's officers and the Chief Medical Officer, hired during the first quarter, to purchase 360,000 and 100,000 shares of common stock, respectively. Certain options that were granted to officers of the Company during 2006 and 2007 contain the provision that the options vest on the seven year

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6. Stock-based compensation (Continued)

anniversary of the date of grant, subject to accelerated vesting of up to 25% in each year, according to the discretion of the equity awards subcommittee of the Company's board of directors. The equity awards subcommittee accelerated the vesting of these options 20% during the three months ended March 31, 2008, resulting in cumulative, accelerated vesting of 40% for these options as of March 31, 2008.

        No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of March 31, 2008, total unrecognized compensation costs related to stock options was $17,471,000, which is expected to be recognized over a weighted average period of approximately three years.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2008	2007
Expected term (in years)	4.3	6.1
Risk-free interest rate	2.91%	4.65%
Expected stock price volatility	90%	102%
Expected dividend rate	0%	0%

Note 7. Comprehensive loss

        The Company's comprehensive loss for the three months ended March 31, 2008 is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$9,855	$7,729
Net unrealized loss on investment securities	13	1

Comprehensive loss	$9,868	$7,730

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance and are subject to change based on various important factors, many of which are beyond our control. In some cases, you can identify forward-looking statements by terminology such as "currently," "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "target," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statements contained in this report or otherwise made by us.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

        We had no revenue for either of the first quarters of 2008 and 2007.

        Total operating expenses for the first quarter of 2008 increased 33% to $10.5 million, from $7.9 million for the first quarter of 2007.

        Research and development (R&D) expenses increased 15% to $6.3 million for the first quarter of 2008, from $5.5 million for the first quarter of 2007. The increase in R&D expenses for the first quarter of 2008 resulted primarily from increased personnel costs of approximately $0.3 million and higher costs associated with our pre-clinical programs of approximately $0.2 million. Also contributing to the increase was higher stock-based compensation expense of approximately $0.3 million.

        General and administrative (G&A) expenses increased 74% to $4.2 million for the first quarter of 2008, from $2.4 million for the first quarter of 2007. The increase in G&A costs for the quarter ended March 31, 2008 is due primarily to higher stock-based compensation expense of approximately $1.5 million and increased personnel costs of $0.2 million.

        Cash, cash equivalents and investment securities as of March 31, 2008 were $84.7 million, compared with $92.6 million at December 31, 2007. On April 30, 2007, we received approximately $70 million in net proceeds from a public offering of 11.8 million shares of our common stock. These proceeds will be used for the continued clinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer for discovery and research for new products candidates, and for general corporate purposes, including working capital. We believe that current cash and cash equivalent balances will provide adequate resources to fund operations at least through the second quarter of 2009.

        As discussed below, we currently are conducting multiple ongoing studies of picoplatin and, in April 2007, treated our first patient in our Phase III pivotal study in small cell lung cancer. These clinical studies, as well as increases in personnel, initiation of internal research programs and plans for continued future growth, are expected to result in significant increases in our operating costs, including research and development and administrative expenses. We will require substantial additional funding to support our picoplatin and other proposed clinical development programs and to fund our operations. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtail the scope of our picoplatin and other product development activities.

Major Research and Development Programs

        Our major research and development program is picoplatin, a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive interim median overall survival data from that ongoing study, we initiated a Phase III pivotal trial of picoplatin in small cell lung cancer in April 2007. In May 2006, we treated our first patients in separate Phase I/II studies evaluating picoplatin as a first-line treatment of advanced colorectal cancer and hormone-refractory prostate cancer. We initiated the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007 and completed enrollment in May 2008. In April 2007, we initiated a Phase I study of an oral formulation of picoplatin in advanced solid tumors.

        As of March 31, 2008, we have incurred external costs of approximately $33.2 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $0.7 million to $1.0 million and $40.0 million to $47.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in hormone-refractory prostate cancer are in the ranges of $10.0 million to $12.0 million and $5.0 million to $6.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our Phase I trial in oral picoplatin are in the range of $0.8 million to $1.0 million through 2009, including the cost of drug supply. These costs could be substantially higher if we repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain U.S. Food and Drug Administration, or FDA, and foreign regulatory agency marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

        The risks and uncertainties associated with completing the development of picoplatin on schedule, or at all, include the following, as well as the other risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007:

  •
  we may not have adequate funds to complete the development of picoplatin;

  •
  we may be unable to secure adequate supplies of picoplatin active pharmaceutical ingredient, or API, and finished drug product in order to complete our clinical trials;

  •
  picoplatin may not be shown to be safe and efficacious in clinical trials; and

  •
  we may be unable to obtain regulatory approvals of the drug or may be unable to obtain such approvals on a timely basis.

        If we fail to obtain marketing approvals for picoplatin, are unable to secure adequate clinical and commercial supplies of picoplatin API and finished drug product, or do not complete development and obtain United States and foreign regulatory agency approvals on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

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

Summary of Research and Development Costs

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Picoplatin	$4,050	$4,008
Discontinued programs	—	64
Other overhead and research costs	2,286	1,428

Total research and development costs	$6,336	$5,500

Liquidity and capital resources

        We have historically experienced recurring operating losses and negative cash flows from operations. As of March 31, 2008, we had net working capital of $76.2 million, an accumulated deficit of $322.8 million and total shareholders' equity of $81.6 million.

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the quarter ended March 31, 2008 totaled $7.1 million. There were no revenues or other income sources for the quarter ended March 31, 2008. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $84.7 million at March 31, 2008 compared to $92.6 million at December 31, 2007. We believe that our current cash, cash equivalents and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009.

        On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a price of $6.33 per share. Net proceeds of the public offering were $70.0 million. On April 26, 2006, we completed an equity financing, pursuant to which we issued to a group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. We received

$62.0 million in net proceeds from the 2006 equity financing, which, along with the net proceeds received from our April 2007 public offering, we intend to use to fund the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital.

        In connection with our 2006 equity financing, we entered into a letter agreement with Texas State Bank, pursuant to which we agreed to accelerate the maturity date of our promissory note with the Bank to June 5, 2006. The Texas State Bank note was secured by our radiopharmaceutical manufacturing plant and other STR assets located in Denton, Texas. We paid off the outstanding balance of the note, $2.7 million, on May 23, 2006. On October 1, 2007, we sold the Denton property, which resulted in net sales proceeds of $2.7 million, with a net gain of $105,000.

        On October 25, 2006, we entered into a loan and security agreement with Silicon Valley Bank and General Electric Capital (successor to Merrill Lynch Capital), pursuant to which we obtained a $15.0 million capital loan that matures on April 1, 2010. We are required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1.35 million additional payment upon the maturity date of the loan. The loan is secured by a first lien on substantially all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7.5 million during the loan term. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of our payment obligations under the loan agreement. During the first three months of 2008, we paid an aggregate of $1.2 million in principal and interest on the loan. At March 31, 2008, the loan principal amount outstanding was $9.8 million.

        During the first three months of 2008, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $388,000 under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $291,000 represents total aggregate minimum lease payments under these leases.

        On March 28, 2008, we entered into a commercial picoplatin API manufacturing agreement with W.C. Heraeus GmbH, which is also the manufacturer of picoplatin API for our clinical trials. The costs to Heraeus for the purchase and set-up of dedicated equipment, estimated to be approximately $1.5 million, will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the dedicated equipment cost as of that date.

        If we are successful in our efforts to commercialize picoplatin, we would, under our amended license agreement with Genzyme Corporation, be required to pay Genzyme up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin. Genzyme also would be entitled to royalty payments of up to 9% of annual net product sales.

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

  •
  our ability to obtain clinical supplies of picoplatin API and finished drug product in a timely and cost-effective manner;

  •
  actions taken by the FDA and other regulatory authorities;

  •
  the timing and amount of any milestone or other payments we might receive from or be required to pay to potential strategic partners;

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

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

  •
  the costs of performing our obligations under the loan with Silicon Valley Bank and General Electric Capital, including the cost of interest and other payment obligations and potential penalties and the cost of complying with unrestricted cash requirements and other covenants under the loan agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our market rate risks at March 31, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2008, these disclosure controls and procedures were effective.

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Limitations on the Effectiveness of Controls

        The Company's management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        Our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I, "Item 1A, Risk Factors," in our Form 10-K. Other than the updated risk factor set forth below, there have not been any material changes in the risk factors disclosed in our Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

We are dependent on third-party suppliers for the timely delivery of materials and services and may experience future interruptions in supply.

        For our picoplatin product candidate to be successful, we need sufficient, reliable and affordable supplies of the picoplatin API and finished drug product. Sources of these supplies may be limited, and third-party suppliers may be unable to manufacture picoplatin API and finished drug product in amounts and at prices necessary to successfully commercialize our picoplatin product. Moreover, third-party manufacturers must continuously adhere to current Good Manufacturing Practice, or cGMP, regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA will not grant an NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or suppliers fails to comply with these requirements, we may be subject to regulatory action.

        We have limited experience in drug formulation or manufacturing, and we lack the resources and capability to manufacture picoplatin or any other product candidate on a clinical or commercial scale. As a result, we rely on third parties to manufacture picoplatin API and finished drug product for our clinical trials. The drug product has been demonstrated to be stable for up to 30 months from the date of manufacture. We currently have separate agreements with one supplier each of picoplatin API and finished drug product for our clinical trials. Manufacturing services under these agreements are provided on a purchase order, fixed-fee basis. Unless earlier terminated, each agreement continues for an initial term ending December 31, 2009 and may be extended beyond the initial term upon agreement of the parties. The agreements generally provide that they may be terminated by either party if there is a material breach by the other party that remains uncured or in the event of solvency or bankruptcy of the other party. We may terminate the finished drug supply agreement at any time with one year's advance notice. We may terminate the API clinical manufacturing agreement if there is a change in control of the manufacturer.

        On March 28, 2008, we entered into a commercial picoplatin API manufacturing agreement with W.C. Heraeus GmbH. Under this agreement, Heraeus, which is the manufacturer of picoplatin API for our clinical trials, will produce picoplatin API for final dosage pharmaceutical products which we intend to use for commercial purposes and may use for additional clinical trials and development activities. Manufacturing services under the agreement are provided on a purchase order, fixed-fee basis. The agreement continues for an initial term ending December 31, 2013, subject to extension, and generally may be terminated on thirty days' prior written notice upon mutual agreement of the parties or by either party if there is a breach by the other party that remains uncured, if the other party files for bankruptcy or becomes insolvent, or if the other party or its personnel performing services under the agreement is debarred. In addition, we may terminate the agreement if there is a change of control of Heraeus.

        We have no assurance that our current suppliers will be able to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. If we are required to seek alternative manufacturers, we may incur significant additional costs and suffer delays in, or be prevented from, completing or initiating our ongoing or planned clinical trials and commercialization strategy.

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

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: May 8, 2008	By:	/s/ CAROLINE M. LOEWY
Caroline M. Loewy Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(L	)
3.2	Restated Bylaws, as amended March 28, 2006	(P	)
10.1	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	(D	)
10.2	Restated 1994 Stock Option Plan(‡)	(E	)
10.3	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	(K	)
10.4	2004 Incentive Compensation Plan, as amended and restated June 14, 2007(‡)	(B	)
10.5	Stock Option Grant Program for Nonemployee Directors under the 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(T	)
10.6	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(C	)
10.7	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan(‡)	(M	)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	(G	)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	(G	)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(N	)
10.11	Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(S	)
10.12	Facilities Lease dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A	)
10.13	Indemnification Agreement(‡)	(F	)
10.14	Key Executive Severance Agreement, amended and restated, dated as of March 3, 2008, between the Company and Anna Wight(‡)	(V	)
10.15	Change of Control Agreement, amended and restated, dated as of March 3 2008, between the Company and Anna Wight(‡)	(V	)
10.16	Key Executive Severance Agreement, amended and restated, dated as of March 3, 2008, between the Company and David A. Karlin(‡)	(V	)
10.17	Change of Control Agreement, amended and restated, dated as of March 3 2008, between the Company and David A. Karlin(‡)	(V	)
10.18	Employment Letter dated as of April 26, 2004, between the Company and Gerald McMahon(‡)	(J	)
10.19	Key Executive Severance Agreement, amended and restated, dated as of March 3, 2008, between the Company and Gerald McMahon(‡)	(V	)
10.20	Change of Control Agreement, amended and restated, dated as of March 3, 2008, between the Company and Gerald McMahon(‡)	(V	)

10.21	Key Executive Severance Agreement, amended and restated, dated as of March 3, 2008, between the Company and Ronald A. Martell(‡)	(V	)
10.22	Change of Control Agreement, amended and restated, dated as of March 3 2008, between the Company and Ronald A. Martell(‡)	(V	)
10.23	Reserved.
10.24	Key Executive Severance Agreement, amended and restated, dated as of March 3, 2008, between the Company and Caroline M. Loewy(‡)	(V	)
10.25	Change of Control Agreement, amended and restated, dated as of March 3 2008, between the Company and Caroline M. Loewy(‡)	(V	)
10.26	Reserved.
10.27	Reserved.
10.28	Research Funding and Option Agreement dated August 4, 2005, between the Company and The Scripps Research Institute. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(O	)
10.29	Form of Directors' Indemnification Agreements(‡)	(I	)
10.30	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(Q	)
10.31	Loan and Security Agreement dated as of October 25, 2006, among the Company, Silicon Valley Bank and Merrill Lynch Capital	(H	)
10.32	Secured Promissory Notes to Silicon Valley Bank and Merrill Lynch Capital	(H	)
10.33	Letter Agreement dated as of January 29, 2008, between the Company and Robert L. De Jager(‡)	(U	)
10.34	Key Executive Severance Agreement dated as of February 1, 2008, between the Company and Robert L. De Jager(‡)	(U	)
10.35	Change of Control Agreement dated as of February 1, 2008, between the Company and Robert L. De Jager(‡)	(U	)
10.36	Commercial Picoplatin Active Pharmaceutical Ingredient Manufacturing Agreement between the Company and W.C. Heraeus GmbH, dated as of March 24, 2008. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(V	)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(V	)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(V	)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(V	)
32.2	Section 1350 Certification of Chief Financial Officer	(V	)

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

(D)
Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed April 10, 1996.

(E)
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

(R)
Reserved.

(S)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(T)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(U)
Filed as an exhibit to the Company's Current Report Form 8-K/A filed on February 11, 2008 and incorporated herein by reference.

(V)
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary of Research and Development Costs
PART II. OTHER INFORMATION
  Item 1A. Risk Factors
SIGNATURES
EXHIBIT INDEX