Form 10-Q
period 2008-06-30
PONIARD PHARMACEUTICALS, INC.
filed 2008-08-07
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        As of August 1, 2008, 34,687,724 shares of the Registrant's common stock, $.02 par value per share, were outstanding.

 TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,701	$29,335
Cash—restricted	281	281
Investment securities	42,405	63,286
Prepaid expenses and other current assets	1,408	955

Total current assets	76,795	93,857
Facilities and equipment, net of depreciation of $1,137 and $954	1,150	1,121
Other assets	120	141
Licensed products, net	9,414	10,021

Total assets	$87,479	$105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$804	$677
Accrued liabilities	7,194	4,550
Current maturities of note payable and capital lease obligation	4,416	4,247

Total current liabilities	12,414	9,474

Long-term liabilities:
Note payable and capital lease obligation, net of current portion and discount of $707 and $1,018	4,621	6,561

Total long-term liabilities	4,621	6,561

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1,205,340 shares issued and outstanding (entitled in liquidation to $5,175)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized: 34,687,724 and 34,662,689 shares issued and outstanding	694	693
Additional paid-in capital	405,319	401,225
Accumulated deficit, including other comprehensive income (loss) of ($61) and $59	(335,573)	(312,817)

Total shareholders' equity	70,444	89,105

Total liabilities and shareholders' equity	$87,479	$105,140

See notes to the condensed consolidated financial statements.

 PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	9,151	5,812	15,487	11,312
General and administrative	3,723	3,378	7,906	5,778

Total operating expenses	12,874	9,190	23,393	17,090

Loss from operations	(12,874)	(9,190)	(23,393)	(17,090)

Other income (expense):
Interest income	677	1,106	1,663	1,743
Interest expense	(331)	(444)	(692)	(910)
Other, net	(3)	—	36	—

Net other income (expense)	343	662	1,007	833

Net loss	(12,531)	(8,528)	(22,386)	(16,257)
Preferred stock dividends	(125)	(125)	(250)	(250)

Net loss applicable to common shares	$(12,656)	$(8,653)	$(22,636)	$(16,507)

Loss per share:
Basic and diluted loss applicable to common shares	$(0.36)	$(0.28)	$(0.65)	$(0.62)

Weighted average common shares outstanding—basic and diluted (000's)	34,688	30,751	34,684	26,801

See notes to the condensed consolidated financial statements.

 PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(22,386)	$(16,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	790	732
Amortization of discount on notes payable	332	402
Amortization of discount on investment securities	(238)	(302)
Stock options and warrants issued for services	12	41
Stock-based employee compensation	3,992	2,328
Change in operating assets and liabilities:
Prepaid expenses and other assets	(453)	(705)
Accounts payable	127	461
Accrued liabilities	2,644	529

Net cash used in operating activities	(15,180)	(12,771)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	50,900	13,100
Purchases of investment securities	(29,901)	(63,157)
Facilities and equipment purchases	(212)	(650)

Net cash provided by (used in) investing activities	20,787	(50,707)

Cash flows from financing activities:
Payment of licensed product payable	—	(5,000)
Payment of principal on notes payable	(2,082)	(1,916)
(Increase) decrease in restricted cash	—	(145)
Net proceeds from issuance of common stock and warrants	—	69,967
Proceeds from stock options and warrants exercised	91	—
Payment of preferred dividends	(250)	(250)

Net cash (used in) provided by financing activities	(2,241)	62,656

Net increase (decrease) in cash and cash equivalents	3,366	(822)

Cash and cash equivalents:
Beginning of period	29,335	44,148

End of period	$32,701	$43,326

Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$250	$250

Supplemental disclosure of cash paid during the period for:
Interest	$371	$523

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of June 30, 2008, the Company had net working capital of $64,381,000 and had an accumulated deficit of $335,573,000 with total shareholders' equity of $70,444,000.

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

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position and cash flows as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007.

        The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the expected operating results for the full year.

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

Note 2.    Fair value measurements

        The Company holds available-for-sale securities that are measured at fair value which is determined on a recurring basis. These securities are classified within Level 1 of the fair value hierarchy prescribed by Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," because the value of the securities is based on quoted market prices or broker/dealer quotations.

        The SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2.    Fair value measurements (Continued)

fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

        The determination of a financial instrument's level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income.

        The following table presents a summary of the Company's assets and liabilities at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2008 (in thousands):
	Total	Level 1	Level 2	Level 3
Cash equivalents	$32,257	$32,257	$—	$—
Investment securities	42,405	—	42,405	—

Total	$74,662	$32,257	$42,405	$—

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3.    Investment securities

        Investment securities consisted of the following at June 30, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$42,466	$44	$(105)	$42,405

Net unrealized loss			$(61)

Maturity:
Less than one year	$37,193			$37,172
Due in 1-2 years	5,273			5,233

	$42,466			$42,405

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

Note 4.    Picoplatin license and amendment

        The Company has entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at the Company's cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time up-front payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduced the sharing of sublicense revenues with Genzyme on and after September 18, 2007.

        The Company accounted for all payments made in consideration of the picoplatin license, as amended, by capitalizing them as an intangible asset. The Company's capitalization of the total $12,000,000 of picoplatin license payments is based on the Company's reasonable expectation at the time of acquisition and through the date of the amendment that the intravenous formulation of picoplatin, as it existed at the time of the acquisition of the picoplatin license and the license amendment, would be used in research and development (R&D) projects and therefore had alternative

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 4.    Picoplatin license and amendment (Continued)

future uses in the treatment of different cancer indications. At the time of acquisition, the Company planned to use intravenous picoplatin in a Phase II clinical trial in patients with small cell lung cancer and reasonably expected that the intravenous formulation could be used in additional, currently identifiable R&D projects in the form of clinical trials for other solid tumor cancer indications, such as prostate and colorectal cancers.

        The Company determined the original useful life of the picoplatin intangible asset in accordance with the requirements of FASB SFAS No. 142, "Goodwill and Other Assets." The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the twelve years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in satisfaction of the expected use and legal life provisions of SFAS No. 142, and is amortizing the initial $2,000,000 license payment over this twelve year useful life beginning in April 2004. The Company concluded that no change in the twelve-year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, continuing to amortize the initial $2,000,000 license payment over the twelve year useful life and is amortizing the license amendment payment of $10,000,000 over the remainder of the twelve year useful life of the picoplatin intangible asset.

        Licensed Products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 and net of accumulated amortization of $2,586,000 and $1,979,000 at June 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Common stock options	5,337,944	4,418,820	5,337,944	4,418,820
Common stock warrants	5,946,876	5,946,876	5,946,876	5,946,876

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2008 and 2007, respectively, because the effect of including such shares would not be dilutive.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6.    Stock-based compensation

        A summary of the fully vested stock options currently exercisable as of June 30, 2008 is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable at June 30, 2008	2,037	$8.18	7.6	$296

        The Company recorded the following amounts of stock-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expense	$372	$532	$805	$634
General and administrative expense	1,262	1,317	3,187	1,694

Total	$1,634	$1,849	$3,992	$2,328

        The amounts for the three and six months ended June 30, 2008 reflect the grant of stock options during the first quarter of 2008 to Company officers to purchase an aggregate of 460,000 shares of common stock. Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the option, to the extent of the Company's achievement of annual performance goals established under its annual incentive plan, at the discretion of the equity awards subcommittee of the Company's board of directors. Based on the overall achievement of corporate goals in 2006 and 2007, the equity awards subcommittee accelerated vesting with respect to 20% of the shares subject to the seven-year vesting in both the second quarter of 2007 and the first quarter of 2008, resulting in cumulative accelerated vesting of 40% of the shares subject to the seven-year vesting as of June 30, 2008.

        No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of June 30, 2008, total unrecognized compensation costs related to stock options was $15,738,000, which is expected to be recognized over a weighted average period of approximately three years.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6.    Stock-based compensation (Continued)

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (in years)	7.81	6.44	5.01	6.43
Risk-free interest rate	3.67%	5.17%	3.06%	5.16%
Expected stock price volatility	90%	102%	90%	102%
Expected dividend rate	0%	0%	0%	0%

Note 7.    Comprehensive loss

        The Company's comprehensive loss for the three months ended June 30, 2008 is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$12,531	$8,528	$22,386	$16,257
Net unrealized loss on investment securities	107	7	120	8

Comprehensive loss	$12,638	$8,535	$22,506	$16,265

Note 8.    Recent accounting pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements," for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 introduces a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008 with no material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 8.    Recent accounting pronouncements (Continued)

        In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations," which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the accounting for a purchase. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. While the Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements, it believes that the adoption of SFAS No. 141R would have an impact on the accounting for any future acquisition, if one were to occur.

        In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF Issue No. 07-3 on January 1, 2008, resulting in the temporary deferral of amounts incurred for research and development activities from the time payouts are made until the time goods or services are provided.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

        We had no revenue for the three and six months ended June 30, 2008 and 2007, respectively.

        Total operating expenses for the second quarter of 2008 increased 40% to $12.9 million, from $9.2 million for the second quarter of 2007, and increased 37% to $23.4 million for the six months ended June 30, 2008, from $17.1 million for the same period in 2007.

        Research and development (R&D) expenses increased 57% to $9.2 million for the second quarter of 2008, from $5.8 million for the second quarter of 2007. R&D expenses increased 37% to $15.5 million for the six months ended June 30, 2008, from $11.3 million for the same period in 2007. The increase in R&D expenses for the three and six months ended June 30, 2008 resulted primarily from increased costs associated with our picoplatin clinical trials and pre-clinical programs.

        General and administrative (G&A) expenses increased 10% to $3.7 million for the second quarter of 2008, from $3.4 million for the second quarter of 2007. G&A expenses increased 37% to $7.9 million for the six months ended June 30, 2008, from $5.8 million for the same period in 2007. The increases in G&A expenses for the three months ended June 30, 2008 are due primarily to higher personnel costs and increased costs for consultants. The increases in G&A expenses for the six months ended June 30, 2008 are due primarily to higher stock-based compensation expense and increased personnel costs.

        Cash, cash equivalents and investment securities as of June 30, 2008 were $75.1 million, compared with $92.6 million at December 31, 2007. On April 30, 2007, we received approximately $70 million in net proceeds from a public offering of 11.8 million shares of our common stock. We are using these proceeds for the continued clinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, advanced colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital. We believe that our current cash and cash equivalent balances will provide adequate resources to fund operations at least through the second quarter of 2009.

        As discussed below, we currently are conducting multiple ongoing clinical studies of picoplatin and, in April 2007, treated our first patient in our Phase III pivotal clinical study in small cell lung cancer. These clinical studies, as well as increases in personnel, initiation of internal research programs and plans for continued future growth, are expected to result in significant increases in our operating costs, including research and development and administrative expenses. We will require substantial additional funding to support our picoplatin and other proposed clinical development programs and to fund our operations. In the event that we do not obtain sufficient additional funds, we may be required to delay, reduce or curtail the scope of our picoplatin and other product development activities.

Major Research and Development Programs

        Our major research and development program is picoplatin, a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive interim median overall survival data from that ongoing study, we initiated a Phase III pivotal clinical trial of picoplatin in small cell lung cancer in April 2007. In May 2006, we treated our first patients in separate Phase I/II clinical studies evaluating picoplatin as a first-line treatment of advanced colorectal cancer and hormone-refractory prostate cancer. We initiated the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007 and completed enrollment in May 2008. In April 2007, we initiated a Phase I study of an oral formulation of picoplatin in advanced solid tumors.

        As of June 30, 2008, we have incurred external costs of approximately $40.3 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III clinical trials in small cell lung cancer are in the ranges of $0.3 million to $0.5 million and $41.0 million to $47.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II clinical trial in colorectal cancer and our Phase II clinical trial in hormone-refractory prostate cancer are in the ranges of $7.0 million to $10.0 million and $3.0 million to $5.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our Phase I clinical trial in oral picoplatin are in the range of $0.6 million to $0.8 million through 2009, including the cost of drug supply. These costs could be substantially higher if we repeat, revise or expand the scope of any of our clinical trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain U.S. Food and Drug Administration, or FDA, and foreign regulatory agency marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

Summary of Research and Development Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Picoplatin	$7,036	$3,508	$11,087	$7,516
Discontinued programs	—	47	—	111
Other overhead and research costs	2,115	2,257	4,400	3,685

Total research and development costs	$9,151	$5,812	$15,487	$11,312

Liquidity and Capital Resources

        We have historically experienced recurring operating losses and negative cash flows from operations. As of June 30, 2008, we had net working capital of $64.4 million, an accumulated deficit of $335.6 million and total shareholders' equity of $70.4 million.

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the six months ended June 30, 2008 totaled $15.2 million. There were no revenues or other income sources for the quarter ended June 30, 2008. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $75.1 million at June 30, 2008 compared to $92.6 million at December 31, 2007. We believe that our current cash, cash equivalents and investment securities will provide adequate resources to fund operations at least through the second quarter of 2009.

        On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a price of $6.33 per share. Net proceeds of the public offering were $70.0 million. On April 26, 2006, we completed an equity financing, pursuant to which we issued to a group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. We received $62.0 million in net proceeds from the 2006 equity financing, which, along with the net proceeds received from our April 2007 public offering, we intend to use to fund the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, advanced colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital.

        On October 1, 2007, we sold our radiopharmaceutical manufacturing plant and other associated assets located in Denton, Texas. The sale resulted in net sales proceeds of $2.7 million, with a net gain of $0.1 million.

        On October 25, 2006, we entered into a loan and security agreement with Silicon Valley Bank and General Electric Capital (successor to Merrill Lynch Capital), pursuant to which we obtained a $15.0 million capital loan that matures on April 1, 2010. We are required to pay a 7.67% fixed interest rate on the outstanding principal balance plus a $1.35 million additional payment upon the maturity date of the loan. The loan is secured by a first lien on substantially all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash of $7.5 million during the loan term. The loan contains events of default that include, among other things, nonpayment of principal and interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in acceleration of our payment obligations under the loan agreement. During the first six months of 2008, we paid an aggregate of $2.4 million in principal and interest on the loan. At June 30, 2008, the outstanding principal amount of the loan was $9.0 million.

        During the first six months of 2008, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $757,000 under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $584,000 represents total aggregate minimum lease payments under these leases.

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

        Our actual capital requirements will depend upon numerous factors, including:

  •
  the scope and timing of our picoplatin clinical program and other research and development efforts, including the progress and costs of our ongoing Phase II and Phase III clinical trials of picoplatin in small cell lung cancer, our ongoing Phase II clinical trials in advanced colorectal and prostate cancers, as well as our Phase I clinical trial of picoplatin (oral formulation) in solid tumors;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our market rate risks at June 30, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2008, these disclosure controls and procedures were effective.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of shareholders was held on June 24, 2008. The following nine nominees were reelected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Abstain
Gerald Mc Mahon	31,221,232	337,491
Robert S. Basso	30,663,407	895,316
Frederick B. Craves	31,183,977	374,746
E. Rolland Dickson	30,778,711	780,012
Carl S. Goldfischer	31,183,012	375,711
Robert M. Littauer	30,663,243	895,480
Ronald A. Martell	31,103,718	455,005
Nicholas J. Simon III	30,050,724	1,507,999
David R. Stevens	31,238,437	320,286

        The proposal to ratify the appointment of KPMG LLP as the Company's independent registered public accounting firm for 2008 was approved by the vote set forth below:

For	31,521,671
Against	28,152
Abstain	8,900

Item 6.    Exhibits

  (a)
  Exhibits—See Exhibit Index below.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: August 7, 2008	By:	/s/ CAROLINE M. LOEWY Caroline M. Loewy Chief Financial Officer

 EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(A	)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(A	)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(A	)
32.2	Section 1350 Certification of Chief Financial Officer	(A	)

(A)
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except par value) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary of Research and Development Costs
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX