Form 10-Q
period 2008-09-30
PONIARD PHARMACEUTICALS, INC.
filed 2008-11-06
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

Yes    ☐        No    ☒

        As of October 31, 2008, 34,687,724 shares of the Registrant's common stock, $.02 par value per share, were outstanding.

 TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,527	$29,335
Cash—restricted	281	281
Investment securities	38,515	63,286
Prepaid expenses and other current assets	1,370	955

Total current assets	85,693	93,857
Facilities and equipment, net of depreciation of $1,236 and $954	1,183	1,121
Other assets	309	141
Licensed products, net	9,110	10,021

Total assets	$96,295	$105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$892	$677
Accrued liabilities	8,425	4,550
Current maturities of note payable and capital lease obligations	7,917	4,247

Total current liabilities	17,234	9,474

Long-term liabilities:
Note payable and capital lease obligations, net of current portion and discount of $3,311 and $1,018	19,094	6,561

Total long-term liabilities	19,094	6,561

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding (entitled in liquidation to $5,300 and $5,175, respectively)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized:
34,687,724 and 34,662,689 shares issued and outstanding	694	693
Additional paid-in capital	407,735	401,225
Accumulated deficit, including other comprehensive income (loss) of $(592) and $59	(348,466)	(312,817)

Total shareholders' equity	59,967	89,105

Total liabilities and shareholders' equity	$96,295	$105,140

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	9,024	5,050	24,511	16,362
General and administrative	3,383	2,806	11,289	8,584

Total operating expenses	12,407	7,856	35,800	24,946

Loss from operations	(12,407)	(7,856)	(35,800)	(24,946)

Other income (expense):
Interest income	547	1,319	2,210	3,062
Interest expense	(329)	(422)	(1,021)	(1,332)
Other, net	(48)	—	(12)	—

Other income, net	170	897	1,177	1,730

Net loss	(12,237)	(6,959)	(34,623)	(23,216)
Preferred stock dividends	(125)	(125)	(375)	(375)

Net loss applicable to common shares	$(12,362)	$(7,084)	$(34,998)	$(23,591)

Net loss per share applicable to common shares—basic and diluted	$(0.36)	$(0.20)	$(1.01)	$(0.80)

Weighted average common shares outstanding—basic and diluted	34,688	34,657	34,685	29,449

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(34,623)	$(23,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,193	1,130
Amortization of discount on notes payable	440	593
Amortization of discount on investment securities	(392)	(716)
Stock options and warrants issued for services	95	56
Stock-based employee compensation	5,519	3,480
Change in operating assets and liabilities:
Prepaid expenses and other assets	(415)	(662)
Accounts payable	215	(206)
Accrued liabilities	3,750	1,271

Net cash used in operating activities	(24,218)	(18,270)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	65,800	37,860
Purchases of investment securities	(41,288)	(87,032)
Facilities and equipment purchases	(344)	(735)

Net cash provided by (used in) investing activities	24,168	(49,907)

Cash flows from financing activities:
Net proceeds from bank note payable	19,997	—
Repayment of principal on notes payable	(3,375)	(2,900)
Payment of debt issuance costs	(200)	—
Proceeds from stock options and warrants exercised	91	—
Repayment of capital lease obligation	(21)	(28)
Net proceeds from issuance of common stock and warrants	—	69,946
Increase in restricted cash	—	(145)
Payment of licensed product payable	—	(5,000)
Payment of preferred dividends	(250)	(250)

Net cash provided by financing activities	16,242	61,623

Net increase (decrease) in cash and cash equivalents	16,192	(6,554)

Cash and cash equivalents:
Beginning of period	29,335	44,148

End of period	$45,527	$37,594

Supplemental disclosure of non-cash financing activity:
Accrual of preferred dividend	$125	$125

Capital lease	$—	$133

Supplemental disclosure of cash paid during the period for:
Interest	$529	$759

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2008, the Company had net working capital of $68,459,000 and had an accumulated deficit of $348,466,000 with total shareholders' equity of $59,967,000.

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

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position and cash flows as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007.

        The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the expected operating results for the full year.

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

Note 2. Fair value measurements

        The Company holds available-for-sale securities that are measured at fair value which is determined on a recurring basis. These securities are classified within Level 2 of the fair value hierarchy prescribed by Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," because the value of the securities is based on quoted market prices or broker/dealer quotations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        The following table presents a summary of the Company's assets and liabilities at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$44,679	$44,679	$—	$—
Investment securities	38,515	—	38,515	—

Total	$83,194	$44,679	$38,515	$—

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Investment securities

        Investment securities consisted of the following at September 30, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$39,107	$11	$(603)	$38,515

Net unrealized loss			$(592)

Maturity:
Less than one year	$36,858			$36,694
Due in 1–2 years	2,249			1,821

	$39,107			$38,515

        As of September 30, 2008, the Company held a debt security issued by American General Finance Corporation (AGFC), a wholly-owned subsidiary of American International Group, Inc. (AIG), with a par value of $1,200,000, coupon rate of 3.875%, amortized cost of approximately $1,194,000 and maturity date of October 1, 2009. The market value for this security as of September 30, 2008, based on Level 2 inputs as described in SFAS No. 157, was approximately $788,000, resulting in an unrealized loss of approximately $406,000. This unrealized loss was the result of a downgrade by S&P in September 2008, reducing the credit rating of AGFC, from A+ to BBB, in connection with the downgrade in its rating on AIG. On October 3, 2008, Moody's followed with a downgrade of AGFC's credit rating, from A3 to Baa1. The Company's management has concluded that the unrealized loss on the AGFC debt security, and the other debt securities that it holds, is temporary due to a) the relatively short duration of the decline in value of the investments; b) the assessment of the Company's management that it is probable that all contractual amounts under the debt securities will be received and c) the Company's intent and ability to hold the securities until at least substantially all of the cost is recovered.

Note 4. Bank loan

        On September 2, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (loan agreement), with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and Silicon Valley Bank. The loan agreement amends and restates in its entirety the earlier Loan and Security Agreement dated as of October 25, 2006 (original loan), with Merrill Lynch Capital and Silicon Valley Bank, pursuant to which the Company obtained a $15,000,000 capital loan that was to mature on April 1, 2010.

        The loan agreement provides for a senior secured term loan facility (loan facility) to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance in the amount of $10,000,000 (cash portion), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The cash portion of the initial term loan advance and the proceeds of the second term loan advance will be used to fund the Company's clinical trials and for general

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Bank loan (Continued)

corporate purposes. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $675,000 to GE Business Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. All final payment amounts will be accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company.

        In connection with the loan agreement, the Company issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of the Company's common stock at an exercise price of $4.297 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $928,000 based upon assumptions of expected volatility of 90%, a contractual term of ten years, an expected dividend rate of zero and a risk-free interest rate of 3.74%. The portion of the loan proceeds allocable to the warrants is approximately $806,000 based on the relative fair value of the warrants, which the Company recorded as additional discount to notes payable. The total of the final loan payments and the proceeds allocated to the warrants of approximately $4,051,000 will be amortized to interest expense using an effective interest rate of 13.8%.

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include, nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement.

Note 5. Picoplatin license and amendment

        The Company has entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at the Company's cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time up-front payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Picoplatin license and amendment (Continued)

development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales. In addition, the amendment reduced the sharing of sublicense revenues with Genzyme on and after September 18, 2007.

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

        Licensed Products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 and net of accumulated amortization of $2,890,000 and $1,979,000 at September 30, 2008 and December 31, 2007, respectively.

Note 6. Net loss per common share

        Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Net loss per common share (Continued)

the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. The calculation of diluted loss per share excludes the effect of the following stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive.

	Three and Nine Months Ended September 30,
	2008	2007
Common stock options	5,397,071	4,434,039
Common stock warrants	6,165,129	5,946,876

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2008 and 2007, respectively, because the effect of including such shares would not be dilutive.

Note 7. Stock-based compensation

        A summary of the fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable at September 30, 2008	2,247	$7.97	7.4	$351

        The Company recorded the following amounts of stock-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$387	$223	$1,192	$857
General and administrative expense	1,140	929	4,327	2,623

Total	$1,527	$1,152	$5,519	$3,480

        The amounts for the three and nine months ended September 30, 2008 include the grant of stock options during the first quarter of 2008 to Company officers to purchase an aggregate of 460,000 shares of common stock. Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the option, to the extent of the Company's achievement of annual performance goals established under its annual incentive plan, at the discretion of the equity awards subcommittee of the Company's

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Stock-based compensation (Continued)

board of directors. Based on the overall achievement of corporate goals in 2006 and 2007, the equity awards subcommittee accelerated vesting with respect to 20% of the shares subject to the seven-year vesting in both the second quarter of 2007 and the first quarter of 2008, resulting in cumulative accelerated vesting of 40% of the shares subject to the seven-year vesting as of September 30, 2008.

        No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of September 30, 2008, total unrecognized compensation costs related to stock options was $14,361,000, which is expected to be recognized over a weighted average period of approximately three years.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (in years)	3.99	6.08	4.87	6.42
Risk-free interest rate	2.95%	4.62%	3.05%	5.15%
Expected stock price volatility	90%	93%	90%	102%
Expected dividend rate	0%	0%	0%	0%

Note 8. Comprehensive loss

        The Company's comprehensive loss for the three and nine months ended September 30, 2008 is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$12,237	$6,959	$34,623	$23,216
Net unrealized (gain) loss on investment securities	531	(60)	651	(52)

Comprehensive loss	$12,768	$6,899	$35,274	$23,164

Note 9. Recent accounting pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements," for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 introduces a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not in itself require any new fair value measurements. SFAS No. 157 for financial assets and liabilities is effective for fiscal years

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Recent accounting pronouncements (Continued)

beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008 with no material impact on its consolidated financial statements.

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

        In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF Issue No. 07-3 on January 1, 2008, resulting in the temporary deferral of costs incurred for research and development activities from the time payouts are made until the time goods or services are provided.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not materially changed, except for our accounting for the fair value measurements of financial assets and liabilities, from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008. For a more complete description, please refer to our Annual Report on Form 10-K. Refer to Note 9, Fair Value Measurements, included in this Form 10-Q for the three and nine months ended September 30, 2008, for a more complete discussion of our accounting for the fair value measurements of our financial assets and liabilities and the related disclosures.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

        We had no revenue for the three and nine months ended September 30, 2008 and 2007, respectively.

        Total operating expenses for the third quarter of 2008 increased 58% to $12.4 million, from $7.9 million for the third quarter of 2007, and increased 44% to $35.8 million for the nine months ended September 30, 2008, from $24.9 million for the same period in 2007.

        Research and development (R&D) expenses increased 79% to $9.0 million for the third quarter of 2008, from $5.1 million for the third quarter of 2007. R&D expenses increased 50% to $24.5 million for the nine months ended September 30, 2008, from $16.4 million for the same period in 2007. The increase in R&D expenses for the three and nine months ended September 30, 2008 resulted primarily from increased costs associated with our picoplatin clinical trials and pre-clinical programs.

        General and administrative (G&A) expenses increased 21% to $3.4 million for the third quarter of 2008, from $2.8 million for the third quarter of 2007. G&A expenses increased 32% to $11.3 million for the nine months ended September 30, 2008, from $8.6 million for the same period in 2007. The increases in G&A expenses for the three months ended September 30, 2008 are due primarily to higher stock-based compensation expense, higher costs for consultants and increased legal costs. The increases in G&A expenses for the nine months ended September 30, 2008 are due primarily to higher stock-based compensation expense and increased personnel costs.

        Cash, cash equivalents and investment securities as of September 30, 2008 were $84.0 million, compared with $92.6 million at December 31, 2007. During September 2008, we received approximately $20.0 million in net proceeds from our amended and restated bank term loan facility. On April 30, 2007, we received approximately $70.0 million in net proceeds from a public offering of 11.8 million shares of our common stock. We are using these proceeds for the continued clinical development of picoplatin, including funding our ongoing clinical trials in small cell lung cancer, advanced colorectal cancer and hormone-refractory prostate cancer, for discovery and research for new product candidates, and for general corporate purposes, including working capital. We believe that our current cash and cash equivalent balances will provide adequate resources to fund operations at least through the first quarter of 2010.

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

        As of September 30, 2008, we have incurred external costs of approximately $47.0 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III clinical trials in small cell lung cancer are in the ranges of $0.1 million to $0.3 million and $33.0 million to $39.0 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II clinical trial in colorectal cancer and our Phase II clinical trial in hormone-refractory prostate cancer are in the ranges of $4.0 million to $6.0 million and $1.8 million to $2.5 million, respectively, through 2009, including the cost of drug supply. Total estimated future costs of our Phase I clinical trial in oral picoplatin are in the range of $0.2 million to $0.5 million through 2009, including the cost of drug supply. These costs could be substantially higher if we repeat, revise or expand the scope of any of our clinical trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain U.S. Food and Drug Administration, or FDA, and foreign regulatory agency marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

Summary of Research and Development Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Picoplatin	$6,773	$2,972	$17,860	$10,602
Discontinued programs	—	12	—	123
Other overhead and research costs	2,251	2,066	6,651	5,637

Total research and development costs	$9,024	$5,050	$24,511	$16,362

Liquidity and Capital Resources

        We have historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2008, we had net working capital of $68.5 million, an accumulated deficit of $348.5 million and total shareholders' equity of $60.0 million.

        We have financed our operations primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2008 totaled $24.4 million. There were no revenues or other income sources for the quarter ended September 30, 2008. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $84.0 million at September 30, 2008 compared to $92.6 million at December 31, 2007. We believe that our current cash, cash equivalents and investment securities will provide adequate resources to fund operations at least through the first quarter of 2010.

        On September 2, 2008, we entered into an amended and restated loan and security agreement (loan agreement) with GE Business Financial Services Inc. and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010 (original loan). Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance in the amount of $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $0.7 million to GE Business Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. The loan facility is secured by a first lien on all of our non-intellectual property assets. The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain unrestricted cash in an amount equal to the lesser of (i) $17.94 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. At September 30, 2008, the outstanding principal amount under the loan facility was $26.9 million. We intend to use the term loan advances to fund our clinical trials and for general corporate purposes.

        On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a price of $6.33 per share. Net proceeds of the public offering were $70.0 million. On April 26, 2006, we completed an equity financing, pursuant to which we issued to a group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. We received $62.0 million in net proceeds from the 2006 equity financing, which, along with the net proceeds received from our April 2007 public offering, we intend to use to fund the continued clinical and preclinical development of picoplatin, including funding our ongoing clinical trials and for general corporate purposes, including working capital.

        During the first nine months of 2008, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $1.1 million under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $0.9 million represents total aggregate minimum lease payments under these leases.

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

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and

  •
  the costs of performing our obligations under the loan facility with Silicon Valley Bank and GE Business Financial Services., including the cost of interest and other payment obligations and potential penalties and the cost of complying with unrestricted cash requirements and other covenants under the loan agreement.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our market rate risks at September 30, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2008, these disclosure controls and procedures were effective.

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

 PART II. OTHER INFORMATION

Item 1A. Risk Factors

        Our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I, "Item 1A, Risk Factors," in our Form 10-K. Other than the updated risk factor set forth in our Form 10-Q for the period ended June 30, 2008, which was filed with the SEC on August 7, 2008, there have not been any material changes in the risk factors disclosed in our Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

  (a)
  Exhibits—See Exhibit Index below.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: November 6, 2008	By:	/s/ CAROLINE M. LOEWY Caroline M. Loewy Chief Financial Officer

 EXHIBIT INDEX

Exhibit	Description
10.1	Amended and Restated Loan and Security Agreement dated as of September 2, 2008, by and among the Company, GE Business Financial Services Inc. and Silicon Valley Bank	(A)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(B)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(B)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(B)
32.2	Section 1350 Certification of Chief Financial Officer	(B)

(A)
Filed as an Exhibit to the Company's Form 8-K filed with the SEC on September 6, 2008 and incorporated herein by reference.

(B)
Filed herewith.

QuickLinks

TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
PART I. FINANCIAL INFORMATION
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except share data)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Summary of Research and Development Costs
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX