Form 10-K
period 2008-12-31
PONIARD PHARMACEUTICALS, INC.
filed 2009-03-16
CIK 755806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1261311 (IRS Employer Identification No.)
7000 Shoreline Court, Suite 270, South San Francisco, CA (Address of principal executive offices)	94080 (Zip Code)

(650) 583-3774
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.02 par value	The Nasdaq Stock Market LLC

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $98.0 million as of June 30, 2008, based on a per share closing price of $4.24 on the Nasdaq Global Market on that date.

          As of March 6, 2009, 34,687,724 shares of the registrant's common stock, $.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 24, 2009 are incorporated by reference into Part III of this report.

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

Item 1.    BUSINESS

The Company

        Poniard is a biopharmaceutical company focused on the development and commercialization of cancer therapy products. Our lead product candidate is picoplatin, a new generation platinum-based cancer therapy with the potential to become a platform product addressing multiple indications, combinations and formulations. An intravenous chemotherapeutic agent, picoplatin is designed to overcome platinum resistance in the treatment of solid tumors and has the potential for an improved safety profile compared to other currently marketed platinum-based agents. In August 2006, we completed patient enrollment in a Phase II clinical study of picoplatin in small cell lung cancer. Based on positive interim median overall survival data from that ongoing Phase II study, we initiated a pivotal Phase III SPEAR (Study of Picoplatin Efficacy After Relapse) trial of picoplatin in small cell lung cancer and enrolled the first patient in April 2007. We also are conducting separate Phase II studies of picoplatin in the first-line treatment of patients with metastatic colorectal cancer and hormone-refractory prostate cancer (also known as "castration resistant prostate cancer"). The Phase II prostate and colorectal cancer trials have both completed enrollment. Additionally, a Phase I study of an oral formulation of picoplatin is ongoing.

        We have financed our operations to date primarily through the sale of equity securities, technology licensing, collaborative agreements and debt instruments. In September, 2008, we borrowed approximately $20.0 million of additional net cash proceeds under an amended and restated loan facility with GE Healthcare Financial Services and Silicon Valley Bank. On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at an offering price of $6.33 per share. Net proceeds of the offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $70.0 million. Additionally, in April 2006, we received $62.0 million in net proceeds from an equity financing, pursuant to which we issued 15.5 million shares of common stock at a purchase price of $4.20 per share. Investors in the 2006 financing also received warrants to purchase an aggregate of 4.6 million shares of common stock at a purchase price of $4.62 per share. As a result of the 2006 and 2007 financings, entities affiliated with MPM Capital Management, or MPM, beneficially owned an aggregate of approximately 21.9% of our common stock outstanding on December 31, 2008. Entities affiliated with Bay City Capital Management IV LLC, or Bay City Management, beneficially owned an aggregate of approximately 15.7% of our common stock outstanding on December 31, 2008. Nicholas J. Simon, a representative of MPM, and Fred B. Craves and Carl S. Goldfischer, managing directors of Bay City Capital LLC, an affiliate of Bay City Management, serve on our board of directors. We are using the proceeds from the loan and the financings for the continued clinical development of picoplatin, including our ongoing clinical trials of intravenous picoplatin in small cell lung cancer, metastatic colorectal cancer and hormone-refractory prostate cancer and of oral picoplatin in advanced solid tumors, for the commercialization of our picoplatin product candidate, and for general corporate purposes, including working capital.

        Since our inception in 1984, we have dedicated substantially all of our resources to research and development. We have not generated any significant revenue from product sales to date and have operated at a loss in each year of our existence. We had a net loss of $48.6 million for the year ended December 31, 2008, a net loss of $32.8 million for the year ended December 31, 2007, and a net loss of $23.3 million for the year ended December 31, 2006. We do not anticipate that our picoplatin product candidate will be commercially available before 2010, if at all. We expect to incur additional operating losses in the future as we complete our clinical trials and seek to commercialize picoplatin. Clinical studies are inherently uncertain, and our ongoing and potential future trials of picoplatin may not confirm the results achieved in earlier clinical and preclinical studies. If picoplatin is not shown to be safe and effective, we will not receive the required regulatory approvals for commercial sale of such product. To the extent that we are successful in obtaining approvals for the commercial sale of picoplatin, we will need to secure one or more corporate partners for the manufacture, marketing and/or sale of such product. We may not be able to secure such corporate partners or enter into partnering arrangements in a timely manner or on terms acceptable to us.

        Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of these financial statements. As of December 31, 2008, we had net working capital of $54.9 million, an accumulated deficit of $362.3 million and total shareholders' equity of $47.6 million. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $72.8 million at December 31, 2008.

        Our current loan facility with GE Healthcare Financial Services and Silicon Valley Bank, the terms of which are described below under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," requires us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4 million. Taking into account the minimum unrestricted cash we are required to maintain during 2009 and our projected operating results, we believe that our current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of our ongoing clinical trials, there is no assurance that we can achieve our projected operating results. Thereafter, unless we raise additional funds, we will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan facility. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We have no assurance that, especially in light of the current distressed economic environment, that the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other loan defaults.

        If an event of default were to occur, we might not have sufficient funds to repay the loan or to fund our continuing operations. In such case, we would need to delay, scale back or eliminate some or all of our picoplatin trials and commercialization efforts; reduce our workforce, license our picoplatin product candidates for development and commercialization by third parties; attempt to sell the company, cease operations or declare bankruptcy. Provisions of the loan agreement would limit our ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions and engage in certain investment activities without the prior consent of the lenders. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is developing plans to address the Company's liquidity needs, including raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions and taking other actions to limit our expenditures. There can be no assurance that the Company can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to the Company or to its lenders.

Our Picoplatin Development Program

Overview of Cancer and its Treatment

        Cancer is a disease characterized by the uncontrolled growth and spread of abnormal cells. Cancer cells often originate from one tissue site and invade, spread and damage other tissues and organs, leading to death. Cancer is the second highest cause of death in the United States, exceeded only by heart disease. In the United States, cancer accounts for one of every four deaths. In 2008, approximately 565,650 Americans were expected to die of cancer, more than 1,500 people a day. The National Cancer Institute estimated that 1,437,180 new cancer cases would be diagnosed in 2008 (American Cancer Society: Cancer Facts & Figures 2008).

        In recent years, the diagnosis and treatment of human cancers have greatly improved. However, there is still a substantial need to improve the early diagnosis of cancer, the staging of cancer and the treatment of cancer. It is anticipated that chemotherapeutics and targeted anti-cancer agents will be used both as single agents and in combination to provide benefit to cancer patients. Often patients are treated with multiple agents in combination and in varying sequences depending on the particular cancer type and severity of disease. The oncologist will often assess clinical benefit of a particular therapeutic combination by determining the impact of treatment on tumor size or spread compared to tolerability features. In this regard, chemotherapeutics have continued to have significant impact on cancer treatment, especially when combined with agents that show different anti-cancer properties and different tolerability features. We believe that new treatment combinations that incorporate recently approved targeted agents with chemotherapeutics exhibiting improved safety features, including acceptable risk to benefit ratios for specific patient populations, will be supported by physicians and their patients.

        Current treatments for cancer include surgery, external-beam radiation, chemotherapy, targeted pharmaceuticals, hormone therapy, cytokines, interferons, antibodies and antibody-based radiotherapeutics. There has been substantial success in the combined use of both traditional chemotherapeutics, which generally destroy cells, and in targeted agents, which generally are combined with more conventional chemotherapeutics for maximum effect. Occasionally, chemotherapeutics or targeted agents are used as stand-alone agents in the treatment of human cancers.

        There is considerable need for new cancer treatments, as well as treatments that improve upon existing therapies. In recent years, many new classes of agents providing modest increases in patient survival have been approved for use. We anticipate that the use of multiple agents, either in combination or in sequence, will continue to provide benefits to cancer patients. In addition, we believe that individualized therapies will become more prominent as enhanced tumor diagnostics and agents with different mechanisms of anti-cancer effect are approved and become available to the practicing oncologist. We also expect that early diagnosis and cancer prevention will provide for interventions that will allow patients to live longer and have a better quality of life.

Picoplatin and Platinum-Based Chemotherapeutics

        Over the past two decades, platinum-based drugs have become a critical part of cancer treatment, administered primarily in combination with other agents, including with recently approved targeted cancer agents. Platinum-based agents, such as cisplatin, carboplatin and oxaliplatin, are currently used to treat a variety of tumors, including testicular, ovarian, colorectal and lung cancers. The mechanism that underlies the use of platinum-based agents relies upon the targeting of tumor DNA where the platinum compound binds. Cells that undergo active cell division are prevented from completing the cell cycle by the presence of the platinum drug that is chemically bound to the DNA. The inability to proceed through normal cell division ultimately causes cell death. In some cases, treatment of cancer patients with platinum compounds leads to reduction in tumor mass due to a higher rate of tumor cell death compared with tumor cell replication.

        All platinum-based agents exhibit toxicity to the blood forming cells in the bone marrow, or myelosuppression, as a major adverse effect. The degree and characteristics of myelosuppression vary by platinum compound, dose and regimen. In addition, some current platinum agents show different degrees of other adverse side effects, including kidney toxicity, hearing loss, nausea, vomiting and peripheral nerve damage. As in the case of myelosuppression, these side effects vary with dose, agent, combination therapy and regimen.

        For most cancers that are treated with platinum-containing regimes, patients whose cancer initially responds to platinum-containing chemotherapy, but subsequently progresses six months or more after chemotherapy, are described as having "platinum-sensitive" disease. Patients whose cancer initially responds to platinum-containing chemotherapy and then relapses and progresses within six months after completing chemotherapy are said to have "platinum-resistant" disease. Patients whose cancer does not respond or whose disease progresses during platinum-containing chemotherapy are said to have "platinum-refractory" cancer. As described below, in the case of small cell lung cancer, the distinction between platinum-sensitive and platinum-resistant disease is generally drawn based on whether progression occurs before or after 90 days of completing first-line platinum-containing chemotherapy. We believe that patients would benefit from a platinum-based agent that can be used initially to prevent or delay the development of the platinum-refractory or -resistant disease and that is effective in the treatment of disease that becomes refractory or resistant to currently used platinum-based therapies.

        In April 2004, we acquired the rights to develop, manufacture and commercialize picoplatin. In September 2006, we renegotiated the financial terms of our April 2004 license agreement and obtained exclusive worldwide rights to picoplatin. Picoplatin is a new generation platinum-based cancer therapeutic designed to overcome platinum-resistance and has the potential for an improved safety profile compared to other platinum-based therapies. It has shown signs of efficacy in preclinical and clinical studies of platinum-sensitive, -resistant and -refractory disease. We believe that picoplatin has the potential to become a platform product addressing multiple indications, combinations and presentations. Clinical evidence of activity has been observed for picoplatin in a variety of tumor types, including small cell and non-small cell lung, colorectal, ovarian, prostate and head and neck cancers. In addition, evaluation of several hundred cancer patients has suggested that picoplatin has a manageable toxicity profile and may result in less severe and less frequent side effects than have been observed with other currently marketed platinum-based agents.

Our Picoplatin Clinical Studies

        We currently are evaluating picoplatin in an ongoing Phase III clinical trial in the second-line treatment of small cell lung cancer and in separate Phase II clinical trials in the first-line treatment of metastatic colorectal and hormone-refractory prostate cancers. In addition, we have undertaken a Phase I clinical trial of an oral formulation of picoplatin. These programs are described below and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Research and Development." It is important to keep in mind that clinical studies are inherently uncertain, and later trials may not confirm the results achieved in earlier clinical and preclinical studies and may not be supported by the results obtained in subsequent trials. You should refer to the section of this report entitled "Risk Factors" for a discussion of some of the factors that could materially affect our picoplatin clinical development program.

  Small Cell Lung Cancer

        Small Cell Lung Cancer and its Treatment.    Small cell lung cancer accounts for approximately 20% of all lung cancer cases and is the most aggressive and fastest growing type of lung cancer. Small cell lung cancer is strongly related to smoking, with 99% of tumors occurring in smokers or persons exposed to second-hand smoke (American Lung Association, 2007). According to IntrinsiQ, the leading provider of United States oncology market data, 52,619 small cell lung cancer patients were treated in the United States in 2007. Small cell lung cancer metastasizes rapidly to other sites within the body and is most often discovered after it has spread extensively. At the time of diagnosis, approximately two-thirds of small cell lung cancer patients have metastases beyond the chest region. Few patients are cured. Radiation therapy plus chemotherapy is the standard of care for cancer confined to one side of the chest that can be treated with a single area of radiation therapy (limited-stage disease). Surgery is used for the few patients whose limited-stage disease is treated early. Combination chemotherapy is the standard treatment for patients with disease involving both sides of the chest and/or obvious spread of the cancer beyond the chest region (extensive-stage disease).

        Platinum-based therapy is the chemotherapy used in the first line-treatment of small cell lung cancer. According to IntrinsiQ, more than 80% of patients with small cell lung cancer in the United States were treated with either carboplatin or cisplatin plus etoposide as first-line chemotherapy in 2007. Despite a response rate of 40% to 90% to first-line therapy, long-term survival is rare because patients develop resistance to chemotherapy and their disease relapses.

        The prognosis for patients who receive second-line therapy after disease relapse is poor, and the expected mean survival after relapse is two to four months. There is no standard second-line chemotherapy for small cell lung cancer, especially for patients with platinum-resistant disease. Intravenous topotecan is approved by the FDA for the treatment of sensitive small cell lung cancer after failure of first-line chemotherapy. In clinical studies submitted to support approval, platinum-sensitive lung cancer was defined as disease responding to chemotherapy but subsequently progressing at least 60 days (in the Phase III study) or at least 90 days (in the Phase II studies) after chemotherapy.

        Based on clinical and preclinical data to date, we believe that picoplatin has potential activity in small cell lung cancer patients who have failed first-line platinum-containing therapy. A Phase II study conducted by a prior licensee during 2001 and 2002 to assess the activity and tolerability of picoplatin when given intravenously as a second-line therapy to patients with small cell lung cancer demonstrated that 4 of 13 patients (30.8%) had a partial response (a decrease in the size of the tumor or the extent of cancer in the body) or stable disease (no increase or decrease in extent or severity of the cancer). Two of 13 patients (15.4%) with platinum-resistant small cell lung cancer had a partial response, and two additional patients (15.4%) had stable disease. The median survival of all 13 treated patients was approximately 27 weeks. Our Phase II confirmatory small cell lung cancer study showed median overall survival of 27 weeks in 77 evaluable patients.

        Phase II and Phase III Clinical Trials.    In October 2004, we filed an investigational new drug application, or IND, with the United States Food and Drug Administration, or FDA, to conduct a Phase II clinical trial of intravenous picoplatin versus intravenous topotecan for injection (Hycamtin®) in patients with small cell lung cancer. Intravenous topotecan is an anti-tumor drug currently approved by the FDA as a treatment for patients with sensitive small cell lung cancer after failure of first-line chemotherapy. In clinical studies submitted to support approval of intravenous topotecan, sensitive disease was defined as responding to chemotherapy but subsequently progressing at least 60 days (in the Phase III study) or at least 90 days (in the Phase II study) after chemotherapy. Our Phase II trial was initiated in June 2005 in the United States and Canada, and the first patient was treated in July 2005. The objective for patient enrollment was approximately 75 patients with platinum-resistant or-refractory small cell lung cancer, defined as subjects who either (1) initially responded to first-line platinum-containing chemotherapy and then relapsed or progressed within 90 days after completion of first-line chemotherapy (resistant disease); or (2) failed to respond to or progressed during first-line platinum-containing chemotherapy (refractory disease). The clinical endpoints of the study included safety, objective tumor response rate (tumor shrinkage), time to tumor progression and overall survival.

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

        We discussed the design of our Phase III trial with the FDA in April 2006 and modified our ongoing Phase II trial to support our plans for the Phase III trial. We expanded our small cell lung cancer study to include additional clinical sites in Eastern Europe, India and South America, where we believed the greater availability of patients could enable us to more rapidly increase patient enrollment. In May 2006, we amended our Phase II protocol to provide for enrollment of a subset of patients with platinum-sensitive disease who relapsed within 91 to 180 days of completing first-line platinum-containing chemotherapy. We completed enrollment of our Phase II small cell lung cancer trial in August 2006. In November 2006, we announced positive interim overall survival results from the study, indicating a median overall survival of 27 weeks in 71 evaluable patients. This data served as the basis for our decision to initiate our pivotal Phase III SPEAR (Study of Picoplatin Efficacy after Relapse) trial. In June and September 2007, we announced additional data from our Phase II trial, including longer follow-up on more patients, which confirmed the interim results with median overall survival of 27 weeks in 77 evaluable patients.

        We initiated our pivotal Phase III SPEAR trial and enrolled the first patient in April 2007. The Phase III trial is being undertaken pursuant to a Special Protocol Assessment, or SPA, with the FDA. The SPA is a written agreement between us and the FDA on the objectives, design and endpoints to be used as a basis of filing for approval of picoplatin and the data analysis plan necessary to support full regulatory approval of picoplatin. The Phase III trial is an international, multi-center, open-label, controlled study to compare the efficacy and safety of picoplatin plus best supportive care with best supportive care alone as a second-line therapy. We are blinded to any analysis of the aggregate data until the database is locked at the end the study when the data base is considered complete. The study is designed to enroll approximately 400 patients with small cell lung cancer whose disease is non-responsive (refractory) to first-line platinum-containing (cisplatin or carboplatin) chemotherapy or whose disease responded initially to first-line platinum-containing therapy but then progressed within six months after treatment was completed. Patients are being randomized in a 2:1 ratio to receive picoplatin plus best supportive care or best supportive care alone. Best supportive care includes all medical, radiation and surgical interventions that small cell lung cancer patients should receive to relieve the symptoms and treat the complications caused by small cell lung cancer, but excludes treatment with systemic therapies intended to kill cancer cells.

        The primary endpoint of our Phase III SPEAR study is improved overall survival, as measured in time from randomization to death. Secondary endpoints include overall response rates, disease control and progression-free survival. We currently anticipate in 2009 completing patient enrollment, commencing the preparation of a New Drug Application, or NDA, and requesting permission to submit the NDA in a rolling manner. As described below, the rolling submission process enables companies that have been granted Fast Track designation to submit sections of the NDA for FDA review as they become available, rather than the normal process of submitting the NDA to the FDA all at once. The actual timing for completion of patient enrollment and the commencement of the rolling NDA process will depend on the rate of patient enrollment, survival times of all patients in the trial, as well as other factors, such as patient performance status and extent of disease. We presently anticipate completing the rolling NDA submission and, subject to FDA approval, initiating the commercialization of picoplatin during 2010. FDA approval of picoplatin will depend on a variety of factors, including whether the FDA determines that the data from our completed Phase III clinical trial are sufficient to support approval. Additionally, the timing of the completion of the rolling NDA submission and any commercialization of picoplatin will be affected by our ability to obtain a corporate partner or otherwise obtain additional funding to support these activities.

        The FDA has designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, as amended. To qualify for orphan drug status, a proposed drug must be intended for use in the treatment of a condition that affects fewer than 200,000 people in the United States. Orphan drug status entitles us to exclusive marketing rights for picoplatin in the United States for seven years following marketing approval, if any, and qualifies us for research grants to support clinical studies, tax credits for certain research expenses and an exemption from certain application user fees.

        In August 2007, the FDA also granted picoplatin Fast Track designation for the second-line treatment of small cell lung cancer. The FDA's Fast Track programs are designed to facilitate the development and expedite the review of drugs that are intended to treat a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Fast Track designation provides for priority interactions with the FDA to improve the efficiency of clinical development and support the expeditious review of promising drug candidates, including a rolling NDA submission. The rolling submission process permits us to submit sections of the NDA as they become available, allowing the review process to begin before the complete dossier has been submitted.

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

  Metastatic Colorectal Cancer

        Colorectal Cancer and its Treatment.    According to the American Cancer Society, colon cancer is the third most common cancer among American men and women and the second and third leading cause of cancer death in the United States for men and women, respectively. An estimated 148,810 new cases of colon and rectal cancer were diagnosed in 2008, with an estimated 49,960 deaths in 2008, accounting for approximately 9% of all cancer deaths in the United States (American Cancer Society, Cancer Facts and Figures 2008). A FOLFOX-based regimen is the standard of care in the United States for treatment of advanced colorectal cancer and adjuvant (post surgical) treatment of colon cancer in patients who have their primary tumors surgically removed. According to IntrinsiQ, 41.8% of colorectal cancer patients in the United States received oxaliplatin-containing treatment regimes in 2008. However, approximately 82% of the patients previously untreated for advanced colorectal cancer who receive this treatment develop neuropathy, and approximately 19% of patients develop severe neuropathy, according to the oxaliplatin package insert. Neuropathy is a peripheral nerve function problem that can result in numbness, tingling and pricking sensations, sensitivity to touch, pain, and muscle weakness or wasting. The National Comprehensive Cancer Network Guidelines for Physicians recommends discontinuation of oxaliplatin after three months of therapy, or sooner if severe neuropathy develops, with other drugs maintained until time of tumor progression. Picoplatin has been tested in more than 750 patients in Phase I and Phase II safety and efficacy studies. In contrast to oxaliplatin, picoplatin was generally well-tolerated, with approximately 16% of patients treated with picoplatin as a single agent developing mild or moderate neuropathy and 1% of the patients developing severe neuropathy.

        Phase I/II Clinical Trial.    In May 2006, we treated the first patient in our ongoing Phase I/II study of intravenous picoplatin in the first-line treatment of patients with metastatic colorectal cancer. The trial is being conducted in Eastern Europe, and enrollment was completed in May 2008. The Phase I component of the trial was designed to determine an appropriate dose of picoplatin, either once every two weeks or once every four weeks, in combination with the chemotherapy agents 5-fluorouracil and leucovorin for further testing in the Phase II component of the trial. Based on interim Phase I safety data, which was presented at the ASCO Annual Meeting in June 2008, the therapy was generally well-tolerated. No severe neuropathy (grade 3 or grade 4) was observed. Twenty-three percent of the patients treated had mild (grade 1 or grade 2) neuropathy. The most frequent dose limiting toxicity was to the blood forming cells in the bone marrow, or myelosuppression. The maximum tolerated dose was established in the every-four-week schedule at 150 mg/m2. The maximum tolerated dose for the every-two-week regimen was not reached. We initiated a Phase II trial in November 2007 to generate proof-of-concept data to demonstrate that picoplatin can be used as a first-line chemotherapeutic agent with a favorable toxicity profile compared to oxaliplatin (Eloxatin®). Enrollment in the Phase II trial was completed in May 2008. One hundred and one patients were randomized 1:1 to receive either 5-fluorouracil and leucovorin plus oxaliplatin, also known as the FOLFOX regimen, or picoplatin (150mg/m2) given once every four weeks with 5-fluorouracil and leucovorin, which we refer to as the FOLPI regimen. Endpoints of the Phase I/II study include safety, objective tumor response rate (tumor shrinkage), time to tumor progression, progression-free survival and overall survival. Interim Phase II data presented at ASCO Gastrointestinal Satellite Symposia in January 2009 showed that 65 percent of evaluable FOLFOX-treated patients showed evidence of neurotoxicity compared with 28 percent of patients treated with FOLPI. Ten percent of FOLFOX-treated patients exhibited severe (Grade 3/4) neuropathy compared with no FOLPI-treated patients. Anti-tumor activity was similar in the FOLPI and FOLFOX groups. Of patients in the FOLPI arm, 76 percent achieved disease control (complete response, partial response and stable disease), including one patient with a complete response and seven patients with a partial response, as did 76 percent of patients in the FOLFOX arm, including seven patients with a partial response.

  Hormone-Refractory Prostate Cancer

        Hormone-Refractory Prostate Cancer and its Treatment.    Prostate cancer has the highest number of new cases among men in the United States and is the second leading cause of death in American men. The American Cancer Society estimated that, in 2008, there would be approximately 186,320 new cases of prostate cancer in the United Stated and that approximately 28,660 men would die from this disease. Ten to twenty percent of men with prostate cancer present with metastatic disease, and all patients with metastatic prostate cancer become resistant to hormone treatment. According to a June 2006 report by Decision Resources, a biopharmaceutical industry market research firm, the incidence of diagnosed cases of metastatic hormone-refractory prostate cancer in major pharmaceutical markets is projected to grow 2.2% per year.

        Many patients diagnosed with prostate cancer initially receive surgery or radiation therapy, and some of these patients are cured. For many, however, the disease recurs. At this point the recurrent disease is treated with hormone therapy, and most patients initially respond well. The average duration of response is only 10 to 12 months, however, and the tumor cells eventually become resistant to the hormones, or hormone-refractory, and the tumor again progresses. Hormone-refractory prostate cancer is also known as "castration-resistant prostate cancer." Increasingly, chemotherapy is being used as a first-line treatment for hormone-refractory prostate cancer, but few effective drugs have been identified. Docetaxel in combination with prednisone was approved by the FDA in 2004 for the treatment of patients with metastatic (stage IV) hormone-refractory prostate cancer. According to IntrinsiQ, 88.5% of U.S. patients received a docetaxel-containing regimen for first-line treatment of stage IV hormone-refractory prostate cancer in 2008. Docetaxel or mitoxantrone, each as a single agent, were the two most commonly prescribed second-line treatment therapies for hormone-refractory prostate cancer in the United States in 2008. We believe that the combination of picoplatin and docetaxel has the potential to be more effective as a first-line treatment than either docetaxel or picoplatin alone.

        Phase I/II Clinical Trial.    In May 2006, the first patient was treated in our ongoing Phase I/II study of intravenous picoplatin in the treatment of patients with prostate cancer that was not responsive to hormone treatments and had not previously been treated with chemotherapy. The trial is being conducted in Eastern Europe, and enrollment was completed in December 2007. The Phase I component of the trial was designed to evaluate increasing doses of picoplatin in combination with 60 or 75 mg/m2 of the chemotherapy agent docetaxel (Taxotere®) administered every three weeks with 5 mg prednisone twice daily, to establish a dose of picoplatin for further testing in the Phase II component of the trial. Interim Phase I safety data, which was presented at the ASCO Gastrourinary Satellite Symposium in February 2008 showed that the picoplatin and docetaxel combination was generally well-tolerated, with only mild neuropathy in three of 33 patients (9%), with a prostate specific antigen (PSA) response rate of 65 percent (20 of 31 evaluable patients). Myelosuppression was the dose limiting toxicity. We initiated the 30 patient Phase II component of the trial in July 2007 and completed patient enrollment in December 2007. The Phase II trial is a proof-of-concept trial designed to demonstrate that picoplatin improves efficacy when combined with the labeled dosage of docetaxel and prednisone in the first-line setting. This single-arm study examined 120 mg/m2 picoplatin in combination with 75 mg/m2 docetaxel administered once every three weeks with 5 mg prednisone twice daily. Endpoints of the study include safety, reduction in PSA, objective tumor response rate (tumor shrinkage), time to tumor progression, progression-free survival and overall survival. Initial Phase II data was presented at the 20th EORTC-NCI-AACR Symposium in October 2008, where we reported that reductions of PSA of at least 50 percent were achieved in 78 percent of evaluable patients. Normalized PSA levels were achieved in 26 percent of patients. In contrast to picoplatin monotherapy, thrombocytopenia was less severe and less frequent in combination with docetaxel. To date, no neurotoxicity has been observed in this study. Additional efficacy and safety data was presented at the ASCO Genitourinary Cancers Symposium in February 2009, where we reported (i) that we achieved reductions of PSA levels of at least 50 percent in 78 percent of 27 evaluable patients who were administered picoplatin in combination with docetaxel and prednisone, (ii) that the median time to PSA progression to date is 8.5 months with picoplatin administered in combination with docetaxel and prednisone and (iii) that picoplatin can be safely administered with full-dose docetaxel. Neutropenia was the main hematologic toxicity. Thrombocytopenia was less severe and less frequent with picoplatin administered in combination with docetaxel compared with picoplatin administered alone.

  Oral Picoplatin

        Phase I Clinical Trial.    In April 2007 we initiated a Phase I randomized, open-label, dose-ranging study of the safety (adverse effects), tolerability, pharmacokinetics (how the body processes the drug) and clinical pharmacology (how the drug works in the body) of picoplatin administered orally compared with picoplatin administered intravenously in patients with advanced solid tumor malignancies. This ongoing trial is being conducted at clinical sites in the United States. We believe that oral picoplatin has significant potential for use in combination with radiation therapies, oral chemotherapies and targeted therapies, including in a refractory setting following relapse from first-line therapies. In preclinical studies, picoplatin has been shown to have up to 40% oral bioavailability. In April 2008, we presented interim results from our ongoing Phase I clinical trial of oral picoplatin, which indicated oral bioavailability of 20% to 44% in patients with advanced cancer. Bioavailability refers to the fraction of an administered dose of an unchanged drug that reaches systemic circulation. In November 2008, we announced that picoplatin achieved linear and dose-dependent plasma exposure when administered orally. The results demonstrated that exposure to orally administered picoplatin was linear at doses below 200 mg, and that maximum exposure to orally administered picoplatin was achieved at doses of 200 mg or greater, thereby indicating sufficient bioavailability to support further clinical studies.

Picoplatin Source of Supply

        We have entered into separate agreements with W.C. Heraeus GmbH, or Heraeus, for the manufacture of picoplatin active pharmaceutical ingredient, or API, for use in our clinical studies and for commercial purposes. We similarly have entered into separate agreements with Baxter Oncology GmbH, or Baxter, for the bulk production and distribution of finished picoplatin drug product for clinical and commercial use.

        Clinical Supply.    Heraeus is our sole supplier of API and Baxter is our sole supplier of finished drug product for our clinical trials. Manufacturing services are provided on a purchase order, fixed-fee basis. The API clinical supply agreement continues in effect until it is terminated by one or both of the parties in accordance with its terms. Unless earlier terminated, the finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at our option. The agreements generally provide that they may be terminated:

  •
  by mutual agreement of the parties;

  •
  by either party, if there is a material breach by the other party that remains uncured;

  •
  by either party, in the event of solvency or bankruptcy of the other party;

  •
  in the case of the API clinical supply agreement:

  •
  by either party, if the other party or any its personnel performing services is debarred;

  •
  by us, if there is a change of control of Heraeus; and

  •
  in the case of the finished drug product clinical supply agreement:

  •
  by us at any time with one year's advance notice; and

    •
    By Baxter. with 24 months prior written notice if we enter into a partnership or transfer rights to picoplatin involving a direct competitor of Baxter.

        Commercial Supply.    We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. The agreements generally may be terminated upon the same terms and conditions as the clinical supply agreements described above.

        We have no assurance that our current suppliers will be able to continue to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. We believe that there are other contract manufacturers with the capacity to manufacture picoplatin API and finished drug product. If we are required to seek out alternative manufacturers, we may incur significant additional costs and suffer delays in, or be prevented from, subject to FDA approval, initiating commercial sales of picoplatin. We believe that we currently have adequate supplies of picoplatin API and finished drug product to complete our current clinical trials.

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

        The parties executed the license agreement in April 2004, at which time we paid a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The original license agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanded the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and paid Genzyme an additional $5.0 million in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. We remain obligated to pay a total of $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated sharing of sublicense revenues with Genzyme. The license agreement may be terminated by either party for breach, or if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to Genzyme. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.

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

        Risks associated with the protection of our patents and other proprietary technologies are described under the heading "Risk Factors" in Item 1A below. Pending or future patent applications by us or our collaborators will not necessarily result in issued patents. Moreover, the current patents that we own or license may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology or our issued patents or those licensed by us could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

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

Competition

        The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum-refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer, and other platinum-based therapeutics. Large pharmaceutical/biotechnology companies, including Abbott, Amgen, AstraZeneca, Baxter Healthcare, Bristol-Myers Squibb Company, Celgene Corporation, Dainippon Sumitomo Pharma Co. Ltd., Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Nippon Kayaku Co. Ltd., Novartis AG, Pfizer Inc., OSI Pharmaceuticals, Sanofi-Aventis Group, Shionogi & Co. Ltd. and SK Pharma, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of small cell lung cancer or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of small cell lung cancer and other platinum-based therapeutics, including Abraxis BioScience Inc., Access Pharmaceuticals Inc., Antigenics, Inc., Ascenta Therapeutics, Gemin X, GPC Biotech AG (whose merger with Agennix was announced in February 2009), ImmunoGen, Inc., Ipsen Group, Keryx Biopharmaceuticals Inc., Meabco A/S, MolMed S.p.A., Onyx Pharmaceuticals Inc., PharmaMar (Zeltia Group), Proacta, Inc., Regulon, Inc., Schering-Plough, Simcere Pharmaceuticals, Sunesis Pharmaceuticals Inc., Theradex, Transave Inc., Vertex Pharmaceuticals and Vion Pharmaceuticals Inc. As we expand the utility of picoplatin into other oncology indications, such as hormone-refractory prostate cancer and colorectal cancer, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third-party product development programs.

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

        Our ability to commercialize picoplatin and to compete effectively will depend in large part on:

  •
  our ability to meet all necessary regulatory requirements and to advance picoplatin through the FDA approval process;

  •
  the perception by physicians and other members of the health care community of the safety, efficacy and benefits of picoplatin compared to those of competing products or therapies;

  •
  our ability to acquire picoplatin API and finished drug product on a commercial scale;

  •
  timing of market introduction;

  •
  the effectiveness of our sales and marketing efforts;

  •
  the willingness of physicians to adopt new or modified treatment regimens using picoplatin;

  •
  our ability to secure reimbursement for picoplatin;

  •
  the price of picoplatin relative to competing products; and

  •
  our ability to develop a commercial scale infrastructure, either on our own or with a collaborator, which would include the development of a distribution network and other operational and financial systems necessary to support our increased scale.

        We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, availability, third-party reimbursement, price and patent position. Our competitiveness also will depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

Government Regulation and Product Testing

        The FDA and comparable regulatory health authorities in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These health authorities and other federal, state, local and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, storage, record-keeping, approval, advertising and promotion of picoplatin and any other future drug candidates. Product development and approval within these regulatory frameworks take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

  U.S. Government Regulation

        In the United States, drugs and biologics are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act of 1976, as amended, and implementing regulations. The process required by the FDA before picoplatin and any other future drug candidates may be marketed in the United States generally involves the following:

  •
  completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;

  •
  submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before clinical trials can commence;

  •
  performance of properly designed and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

  •
  submission of a New Drug Application, or an NDA, to the FDA; and

  •
  FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

        In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with and inspected by the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice, or cGMP, regulations, which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must also comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory health authorities in such countries under reciprocal agreements with the FDA.

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

        Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the drug is tested for:

  •
  safety (adverse effects);

  •
  dosage tolerance;

  •
  pharmacokinetics (how the body processes the drug) and

  •
  clinical pharmacology (how the drug works in the body).

        In Phase II, a limited patient population is studied to:

  •
  determine the efficacy of the drug for specific, targeted indications;

  •
  determine the dosage tolerance and optimal dosage; and

  •
  identify possible adverse effects and safety risks.

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

        The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval processes are likely to require substantial cost, time and effort, and there is no assurance that approval will be granted on a timely basis, or at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-market testing and surveillance to monitor the safety of the product. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NDA approval is the requirement that the prospective manufacturers' quality control and manufacturing procedures conform to cGMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

  Foreign Regulation

        In addition to regulation in the United States, we are subject to a variety of foreign regulations governing clinical trials and will be subject to foreign regulations with respect to commercial sales and distribution of picoplatin and any proposed future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by comparable regulatory health authorities of foreign countries before we can commence clinical trials or marketing of the product in those counties. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country.

        Under the European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. For oncology products, a centralized procedure is required. It provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize approval.

Our Employees

        As of March 6, 2009, we had 59 full-time employees and 5 part-time employees. Of these full-time employees, 15 hold PhD degrees, 3 hold M.D. degrees, and one holds a J.D. degree. Of the total full-time employees, 39 employees were engaged in research and development activities and 20 were employed in general administration. We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement.

Our Executive Officers

        Information with respect to the Company's executive officers is set forth below:

Name	Age	Position with the Company
Gerald McMahon, PhD	54	Chairman and Chief Executive Officer
Ronald A. Martell	47	President and Chief Operating Officer
Robert L. De Jager, M.D.	67	Chief Medical Officer
Gregory L. Weaver	52	Chief Financial Officer and Senior Vice President, Finance

  Business Experience

        Gerald McMahon, Ph.D., was appointed Chief Executive Officer of the Company in May 2004 and Chairman of the Board of Directors in June 2004. Dr. McMahon served as our President from June 2005 to May 2007. Previously, he was President of SUGEN, Inc., a biopharmaceutical company focused on the discovery and development of novel targeted small-molecule drugs. At SUGEN, Dr. McMahon played a key role in the discovery and development of several innovative cancer products, including Sutent®, a multi-targeted protein kinase inhibitor for the treatment of advanced cancers marketed by Pfizer Inc. SUGEN was acquired by Pharmacia Corp. in 1999, which subsequently was acquired by Pfizer in 2003. Prior to his role at SUGEN, which he joined in 1993, Dr. McMahon held several research and development management positions at Sandoz Pharmaceuticals (now Novartis), where his responsibilities included the establishment of external collaborations and the development of corporate alliances within the United States and Europe. Dr. McMahon has contributed to more than 100 scientific publications and was a Staff Scientist and Principal Investigator at the Massachusetts Institute of Technology and Tufts University School of Medicine early in his career. He holds a B.S. in Biology and a PhD in Biochemistry from Rensselaer Polytechnic Institute.

        Ronald A. Martell was appointed President and Chief Operating Officer in May 2007. He initially joined the Company's board of directors in June 2006. Mr. Martell served as Senior Vice President, Commercial Operation of ImClone Systems Incorporated from January 2004 to August 2006. While at ImClone, Mr. Martell was responsible for overseeing the company's sales, marketing, and project and alliance management. Mr. Martell joined ImClone in November 1998 as Vice President, Marketing. From 1988 to 1998, he served in a variety of positions at Genentech, Inc., most recently as Group Manager, Oncology Products.

        Robert L. De Jager, M.D. was appointed Chief Medical Officer in February 2008. Prior to joining the Company, Dr. De Jager served as Senior Vice President, Clinical Development and Chief Medical Officer of Kosan Biosciences Incorporated, a publicly held life biotechnology company, from November 2006 until November 2007. From November 2004 to May 2006, he served as Chief Medical Officer and Vice President, Clinical Research and Development at Conforma Therapeutics Corporation, a biotechnology company acquired by Biogen Idec Inc., and Senior Director, Oncology Research & Development of Biogen Idec from May 2006 to November 2006. From 2001 to November 2004, Dr. De Jager served as Vice President, Research & Development, Oncology and Internal Medicine at Daiichi Pharmaceutical Corporation and previously served as its Executive Director, Research and Development, Oncology and Senior Director, Research and Development, Oncology. Prior to joining Daiichi Pharmaceutical Corporation, Dr. De Jager served in various positions at Rgene Therapeutics, Inc., Perlmmune, Inc. (formerly Akzo-Organon Teknika/Biotechnology Research Institute), and Sanofi Research. Dr. De Jager has been a principal investigator and served on committees of many cancer organizations, including the European Organization for Research and Treatment of Cancer (EORTC), the Southeastern Cancer Study Group and the Eastern Cooperative Oncology Group. He earned his M.D. degree and his B.S. degree in premedical sciences from the Free University of Brussels in Belgium, and did postdoctoral training at Lenox Hill Hospital (internship), the Mayo Clinic (residency in internal medicine) and Memorial Sloan-Kettering Cancer Center (fellowship in medical oncology and clinical pharmacology).

        Gregory L. Weaver was appointed Chief Financial Officer and Senior Vice President, Finance in February 2009. Prior to joining Poiniard, Mr. Weaver served as Chief Financial Officer of Talyst Inc., a privately-held pharmacy automation information technology company, from April 2007 to December 2008. Prior to that, he served as Senior Vice President and Chief Financial Officer of Sirna Therapeutics, a public RNAI therapeutics company from February 2006 until sale of the company to Merck, Inc. in December 2006. From April 2002 to September 2005, Mr. Weaver was Chief Financial Officer of Nastech Pharmaceuticals, a public drug delivery company. From April 1999 to April 2002, Mr. Weaver was Chief Financial Officer of Ilex Oncology, Inc., a public cancer drug development company, and from 1996 to 1998, he was Chief Financial Officer of Prism Technologies, a private medical device manufacturer. In addition, Mr. Weaver held increasingly senior positions with Fidelity Capital in Boston and Arthur Andersen LLP. Mr. Weaver has served as a director and the chairman of the audit committee of Celsion Corp., a public oncology drug development company, since 2005, and as a director and the chairman of the audit committee of SCOLR Pharmaceuticals, a public drug delivery company, since 2007. Mr. Weaver is a certified public accountant and received his M.B.A. in finance from Boston College and his B.S. in accounting from Trinity University.

Corporate Background

        We are a Washington corporation that was originally incorporated as NeoRx Corporation in 1984. We changed our name to Poniard Pharmaceuticals, Inc. in June 2006 and relocated our corporate headquarters from Seattle, WA to South San Francisco, CA in September 2006. Our principal executive office and mailing address is 7000 Shoreline Court, Suite 270, South San Francisco, California 94080, and our telephone number is (650) 583-3774.

WHERE YOU CAN FIND MORE INFORMATION

        We file annual, quarterly and current reports, as well as registration and proxy statements and other information, with the SEC. These documents may be read and copied at the SEC's public reference rooms in Washington, DC, New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings also are available to the public at the Internet web site maintained by the SEC at www.sec.gov. Our reports filed with the SEC after January 1, 2003, also are available on our web site, www.poniard.com. The information contained in our web site does not constitute part of, nor is it incorporated by reference into, this report. We will provide paper copies of our SEC filings free of charge upon request.

Item 1A.    RISK FACTORS

        Investing in our common stock or other securities involves a high degree of risk. You should carefully read the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks and you may lose all or part of your investment. Please see "Important Information Regarding Forward-Looking Statements" at the beginning of this report.

Risks Related to Our Business

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

        We have not been profitable since our formation in 1984. As of December 31, 2008, we had an accumulated deficit of $362.3 million. Our net loss for the year ended December 31, 2008 was $48.6 million. We had net losses of $32.8 million for the year ended December 31, 2007 and $23.3 million for the year ended December 31, 2006. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have been engaged only in research and development activities and have not generated any significant revenue from product sales. We do not anticipate that our picoplatin product candidate will be commercially available before 2010, if at all. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our clinical trials and increase our research and development activities and seek to commercialize picoplatin or any future product candidates.

        Our ability to achieve long-term profitability is dependent upon achieving successful results in clinical trials and obtaining regulatory approvals for our picoplatin product candidate and successfully commercializing our products alone or with third parties.

We will need to raise additional capital to develop and commercialize our product candidates and fund operations, and our future access to capital is uncertain and additional financing may have dilutive or adverse effects on our shareholders.

        Considering our projected operating results, we believe that our current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's ongoing clinical trials, there is no assurance that the Company can achieve its projected operating results. Thereafter, unless we raise additional funds, we will be in default of the minimum unrestricted cash requirement and potentially other provisions of the amended and restated loan agreement with GE Healthcare Financial Services and Silicon Valley Bank, as described in the risk factor below. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2008 contains a statement expressing substantial doubt regarding our ability to continue as a going concern.

        It is expensive to develop cancer therapy products and conduct clinical trials for these products. We have not generated revenue from the commercialization of any product, and we expect to continue to incur substantial net operating losses and negative cash flows from operations for the foreseeable future. We will require substantial additional funding to develop and commercialize picoplatin and to fund our future operations.

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

        We may not be able to obtain the required additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and in the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. Uncertainty about current global conditions and the current financial turmoil affecting capital and credit markets may make it particularly difficult for us to obtain capital market financing or credit on favorable terms, if at all, or to attract potential strategic partners.

        If we raise additional funds by issuing common stock or securities convertible into or exercisable for common stock, our shareholders may experience substantial dilution, and new investors could have rights superior to current security holders. If we are unable to obtain sufficient additional cash when needed, we may be forced to reduce expenses through the delay, reduction or curtailment of our picoplatin development and commercialization activities or through other cost-savings measures, including the sale of our company or sale of our assets.

        The amount of additional financing we will require in the future will depend on a number of factors, including:

  •
  the costs of performing our obligations under our loan facility with GE Healthcare Financial Services and Silicon Valley Bank, including the cost of interest and other payment obligations and penalties and the cost of complying with the covenants and restrictions under the amended and restated loan agreement.

  •
  the scope and timing of our picoplatin clinical program and commercialization efforts, including the progress and costs of our ongoing Phase III trial of picoplatin in small cell lung cancer, our ongoing Phase II trials in colorectal and prostate cancers, as well as our ongoing Phase I trial of picoplatin (oral formulation) in solid tumors;

  •
  our ability to obtain clinical supplies of picoplatin active pharmaceutical ingredient, or API, and finished drug product in a timely and cost effective manner;

  •
  actions taken by the FDA and other regulatory authorities;

  •
  the timing and amount of any milestone or other payments we might receive from or be obligated to pay to potential strategic partners;

  •
  our degree of success in commercializing picoplatin;

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

Restrictions imposed under the terms of our current loan facility may limit our ability to utilize capital for operations and may limit our ability to raise capital through the sale of assets or a merger not approved by the lenders.

        On September 2, 2008, we entered into an amended and restated loan and security agreement, with GE Healthcare Financial Services and Silicon Valley Bank in the principal amount of $27.6 million. The loan agreement, the terms of which are described in detail under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," contains restrictions on our ability, without the prior consent of the lenders, to:

  •
  dispose of certain assets,

  •
  engage in certain mergers and acquisition transactions,

  •
  incur indebtedness,

  •
  create liens on assets,

  •
  make investments,

  •
  pay dividends, and

  •
  repurchase stock.

        The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4 million. This minimum unrestricted cash requirement may limit our ability to utilize a portion of our cash in 2009 to pay for operating costs and to pursue our clinical and commercial strategies.

        The loan agreement contains events of default that include:

  •
  nonpayment of principal, interest or fees,

  •
  breaches of covenants,

  •
  material adverse changes,

  •
  bankruptcy and insolvency events,

  •
  cross defaults to any other indebtedness,

  •
  material judgments,

  •
  inaccuracy of representations and warranties, and

  •
  events constituting a change of control.

        The loan agreement limits our ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions or engage in certain investment activities without the prior consent of the lenders. Additionally, the minimum unrestricted cash requirement under the loan agreement prohibits us from utilizing a significant portion of our cash ($17.9 million in 2009) to pay for operating costs and to pursue our clinical and commercial strategies. We have no assurance that, especially in light of the distressed economic environment, that the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other loan defaults.

        Presently, taking into account the minimum unrestricted cash requirement under the loan agreement and our projected operating results, we believe that our current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's ongoing clinical trials, there is no assurance that the Company can achieve its projected operating results. Thereafter, unless we raise additional funds, we will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan agreement. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. If an event of default were to occur, we might not have sufficient funds to repay the loan or to fund our continuing operations. In such case, we would need to delay, scale back or eliminate some or all of our picoplatin trials and commercialization efforts; reduce our workforce, license our picoplatin product candidates for development and commercialization by third parties; attempt to sell the company, cease operations or declare bankruptcy. We have no assurance that we can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to us or to our lenders.

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

        The process of obtaining FDA and other required regulatory approvals, including any foreign approvals, is expensive, often takes many years and can vary substantially depending on the type, complexity and novelty of the products involved. We will not be able to commercialize picoplatin until we obtain regulatory approvals, and consequently any delay in obtaining, or our inability to obtain, regulatory approvals could materially adversely affect our business. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies.

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

        In April 2007, we initiated an international, multi-center randomized Phase III SPEAR (Study of Picoplatin Efficacy After Relapse) pivotal trial of picoplatin in small cell lung cancer. The Phase III trial, which is being conducted pursuant to an SPA with the FDA, is designed to compare the efficacy and safety of picoplatin plus best supportive care with best supportive care alone as a second-line therapy. The study is designed to enroll approximately 400 patients with small cell lung cancer whose disease did not respond to a first-line platinum-containing (cisplatin or carboplatin) chemotherapy regimen or whose disease responded initially to first-line platinum- containing therapy, but then progressed within six months after completion of treatment. Patients are being randomized on a 2:1 ratio to receive picoplatin plus best supportive care or best supportive care alone. The primary endpoint of the study is improved overall survival, as measured in time from randomization to death. Secondary endpoints include response rates, disease control, duration of response and progression-free survival.

        We currently anticipate completing patient enrollment and commencing the rolling submission of an NDA with the FDA in 2009. The rolling submission process enables companies that have been granted Fast Track designation to submit sections of the NDA for FDA review as they become available. The actual timing for completion of patient enrollment and the commencement of the rolling NDA process, however, will depend on the rate of patient enrollment, survival times of all patients in the trial, as well as other factors, such as patient performance status and extent of disease. We currently anticipate completing the rolling NDA submission and, subject to FDA approval, initiating the commercialization of picoplatin during 2010. FDA approval of picoplatin will depend on a variety of factors, including whether the FDA determines that the data from our completed Phase III clinical trial is sufficient to support approval. Additionally, the timing of the completion of the rolling NDA submission and any commercialization of picoplatin will be affected by our ability to obtain a corporate partner or otherwise obtain additional funding to support these activities.

        We also are conducting separate Phase I/II studies of picoplatin in the first-line treatment of patients with metastatic colorectal cancer and hormone-refractory prostate cancer (also known as "castration-resistant prostate cancer"). The Phase I/II colorectal cancer study is designed to determine the safety and efficacy of picoplatin substituted for oxaliplatin in the FOLFOX regimen (combination of chemotherapy agents 5-fluorouracil, leucovorin and oxaliplatin) to treat patients newly diagnosed with metastatic colorectal cancer. Our Phase 1/II prostate cancer study is designed to determine the safety and efficacy of picoplatin when combined with the chemotherapy agent docetaxel and prednisone in the treatment of patients with hormone-refractory prostate cancer. Endpoints of these studies include safety, response, time to progression, progression-free survival and overall survival. The Phase 1/II prostate and colorectal cancer trials both have completed enrollment. We also are conducting an ongoing Phase I study of an oral formulation of picoplatin in advanced solid tumors.

        The actual times for initiation and completion of our current or any future picoplatin clinical trials depend upon numerous factors, including:

  •
  our ability to obtain adequate additional funding or enter into strategic partnerships;

  •
  approvals and other actions by the FDA and other regulatory agencies and the timing thereof;

  •
  our ability to open clinical sites;

  •
  our ability to recruit and enroll qualified patients into our studies;

  •
  our ability to obtain sufficient, reliable and affordable supplies of the picoplatin API and finished drug product;

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

  •
  our ability to assure that clinical trials are conducted in accordance with regulatory requirements or our clinical protocols;

  •
  results of inspections of the clinical trial operations or trial sites by the FDA or other regulatory authorities, including the risk of the imposition of a clinical hold;

  •
  unforeseen safety and efficacy issues;

  •
  the extent of scheduling conflicts with participating clinicians and clinical institutions; and

  •
  the identified endpoints of the studies, the extent of patient disease and patient performance status.

        We may not initiate, advance or complete our picoplatin clinical studies as projected or achieve successful results.

        We rely on academic institutions and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving picoplatin. Further, to the extent that we now or in the future participate in collaborative arrangements in connection with the development and commercialization of our proposed products, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to initiate, advance or complete, or experience delays in or are forced to curtail our current or any future clinical trials, our stock price and our ability to conduct our business could be materially negatively affected.

If testing of a particular product does not yield positive results, we will be unable to commercialize that product.

        Our research and development programs are designed to test the safety and efficacy of our proposed products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of picoplatin, including the following:

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

        Clinical testing is very expensive, can take many years, and the outcome is uncertain. The data that we may collect from our picoplatin clinical trials may not be sufficient to support regulatory approval of our proposed picoplatin product. The clinical trials of picoplatin may not be initiated or completed as planned and the FDA or foreign regulatory agencies may not ultimately approve any of our product candidates for commercial sale. Our failure to adequately demonstrate the safety and efficacy of picoplatin would delay or prevent regulatory approvals, which would prevent us from marketing the product.

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

If we cannot negotiate and maintain licenses or collaborative arrangements with third parties, our development, manufacturing, sales and marketing activities may not be cost-effective or successful.

        Our success will depend in significant part on our ability to attract and maintain collaborative partners and strategic relationships to support the development, manufacture, sale, marketing and distribution of picoplatin.

        We have entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at our cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time we paid a one-time upfront payment of $1.0 million in common stock and $1.0 million in cash. The original agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and an additional $5.0 million in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated sharing of sublicense revenues with Genzyme. We began dosing patients in the second quarter of 2007 in our single pivotal Phase III SPEAR trial under our approved SPA. We currently anticipate completing patient enrollment and commencing the rolling submission of an NDA with the FDA in 2009. We have targeted 2010 for completion of the NDA submission and, subject to FDA approval, initiation of commercial sales. However, we cannot currently predict the actual timing for completion of patient enrollment, the length of time to regulatory approval, if any, or the extent of annual sales, if any, of picoplatin and, therefore, cannot predict when or if the milestone and royalty payments under our license agreement with Genzyme may be triggered.

        The license agreement may be terminated by either party for breach, or if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to Genzyme. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country. If Genzyme were to breach its obligations under the license, or if the license expires or is terminated and we cannot renew, replace, extend or preserve our rights under the license agreement, we would be unable to move forward with our picoplatin clinical studies and commercialization efforts.

        On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended, we provided TSRI an aggregate of

$2.5 million over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including the treatment of cancer. We paid TSRI total funding payments of approximately $0.1 million in 2005, $1.0 million in 2006 and $1.4 million in 2007, all of which were charged to R&D expense. The amended agreement expired December 31, 2007. In connection with our option under the amended agreement to negotiate a worldwide exclusive license (including the rights to sublicense) to develop and commercialize any compounds arising from the collaboration, we executed a follow-on agreement to license compounds that were discovered by TSRI, including classes of protein kinase inhibitors for the treatment of human diseases, including cancer. Kinases regulate signaling networks and thereby control cellular properties such as proliferation, invasion, survival and differentiation. We have no assurance that the research funded under this arrangement, or any compounds arising from the collaboration, will be successful or ultimately will give rise to any viable product candidates.

We are dependent on third-party suppliers for the timely delivery of materials and services and may experience future interruptions in supply.

        For our picoplatin product candidate to be successful, we need sufficient, reliable and affordable supplies of the picoplatin API and finished drug product. Sources of these supplies may be limited, and third-party suppliers may be unable to manufacture picoplatin API and finished drug product in amounts and at prices necessary for successful commercialization. Moreover, third-party manufacturers must continuously adhere to current Good Manufacturing Practice, or cGMP, regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a Pre-Approval Inspection, the FDA will not approve the NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third-party manufacturers or suppliers fails to comply with these requirements, we may be subject to regulatory action.

        We have limited experience in drug formulation or manufacturing, and we lack the resources and capability to manufacture picoplatin on a clinical or commercial scale. As a result, we rely on third parties to manufacture picoplatin API and finished drug product for our clinical trials and for our planned commercialization activities. The finished drug product has been demonstrated to be stable for up to 30 months from the date of manufacture, and we believe that we currently have adequate supplies of picoplatin API and finished drug product to complete our current clinical trials.

        We currently have separate agreements with one supplier each of picoplatin API and finished drug product for clinical and commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis pursuant to separate clinical and commercial API and finished drug product supply agreements. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at our option. Our commercial API and finished drug supply agreements have initial terms ending in late 2013. Additional information about these agreements, including the termination rights of the parties, can be found in the discussion entitled "Picoplatin Source of Supply" in Section 1 above.

        We have no assurance that our current suppliers will be able to continue to manufacture sufficient picoplatin API and finished drug product on a timely or cost-effective basis at all times in the future. The recent tightening of global credit may increase the risk of disruptions or delays of performance by our third party manufacturers and other contractors. We believe that there are other contract manufacturers with the capacity to manufacture picoplatin API and finished drug product. However, if we are required to seek out alternative manufacturers, we may incur significant additional costs and suffer delays in, or be prevented from, subject to FDA approval, initiating commercial sales of picoplatin.

        We also rely on third-party contractors to perform for us, or assist us with, the set-up, conduct, support and management of our clinical studies. Because these contractors provide specialized services, their activities and quality of performance may be outside our direct control. If these contractors do not perform their contractual duties or obligations, do not meet expected deadlines, or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reasons, we may need to enter into new arrangements with alternative third parties. If any of these circumstances were to occur, our clinical trials may be extended, delayed or terminated or may need to be repeated, we may not be able to obtain regulatory approval for or commercialize picoplatin or the product candidate being tested in such trials, and we may be subject to regulatory action.

We currently have no sales and marketing staff or distribution organization. If we are unable to develop sales, marketing and distribution capabilities on our own or through collaborations with corporate partners, we may not be successful in commercializing our future products.

        We have limited experience in selling, marketing or distributing therapeutic drug products. To the extent we are successful in obtaining approval for the commercial sale of picoplatin, we will need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering arrangements in a timely manner, on terms acceptable to us, or at all. To the extent that we enter into co-promotion or other licensing arrangements, our net product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expense level and could have a material adverse effect on our financial position. If we are not successful in commercializing picoplatin, either on our own or through collaborations with one or more parties, our future product revenue would suffer and we would incur significant additional losses.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

        The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. Our initial focus for picoplatin is small cell lung cancer, the most aggressive and deadly form of lung cancer. Although platinum therapies are the preferred treatment, no FDA-approved therapies are available for patients with platinum-refractory or -resistant disease. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for small cell lung cancer and other platinum-based therapeutics. Large pharmaceutical/biotechnology companies, including Abbott, Amgen, AstraZeneca, Baxter Healthcare, Bristol-Myers Squibb Company, Celgene Corporation, Dainippon Sumitomo Pharma Co. Ltd., Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Nippon Kayaku Co. Ltd., Novartis AG, Pfizer Inc., OSI Pharmaceuticals, Sanofi-Aventis Group, Shionogi & Co. Ltd. and SK Pharma, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of small cell lung cancer or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of small cell lung cancer and other platinum-based therapeutics, including Abraxis BioScience Inc., Access Pharmaceuticals Inc., Antigenics, Inc., Ascenta Therapeutics, Gemin X, GPC Biotech AG (whose merger with Agennix was announced in February 2009), ImmunoGen, Inc., Ipsen Group, Keryx Biopharmaceuticals Inc., Meabco A/S, MolMed S.p.A., Onyx Pharmaceuticals Inc., PharmaMar (Zeltia Group), Proacta, Inc., Regulon, Inc., Schering-Plough, Simcere Pharmaceuticals, Sunesis Pharmaceuticals Inc., Theradex, Transave Inc.,

Vertex Pharmaceuticals and Vion Pharmaceuticals Inc. As we expand the utility of picoplatin into other oncology indications such as prostate and colon cancers, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs.

        Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do and may be better equipped than we are to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin product candidates less competitive, uneconomical or obsolete.

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

  •
  criminal prosecution;

  •
  injunction, suspension or revocation of marketing approvals;

  •
  suspension of any ongoing clinical trials;

  •
  suspension of manufacturing;

  •
  delays in commercialization;

  •
  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;

  •
  bans on the import or export of the drugs to or from the United States;

  •
  restrictions on operations, including costly new manufacturing requirements; and

  •
  product recalls or seizures.

        The FDA's policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of picoplatin or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market picoplatin and our business could suffer.

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

        The testing, manufacture, marketing and sale of picoplatin and any other proposed cancer therapy products, including past clinical and manufacturing activities in connection with our terminated skeletal targeted radiotherapy, or STR, development program, may subject us to product liability claims. We are insured against such risks up to a $10.0 million annual aggregate limit in connection with clinical trials of our products under development and intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material.

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

        Potential sales of our products may be affected by the availability of reimbursement from governments or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel medical products. In addition, third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing picoplatin to market, we cannot be certain that it will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to competitively or profitably sell this product.

        The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation. Even in the absence of statutory change, market forces are changing the health care sector. We cannot predict the effect health care reforms may have on the development, testing, commercialization and marketability of our picoplatin cancer therapy products. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators, our ability to commercialize picoplatin may be adversely affected.

The loss of key employees could adversely affect our operations.

        Caroline M. Loewy resigned as our chief financial officer effective November 28, 2008. We did not experience any material disruptions as a consequence of Ms. Loewy's resignation. Gerald McMahon, our chief executive officer, and Ronald A. Martell, our president and chief operating officer, assumed Ms. Loewy's responsibilities while we conducted a search for a new chief financial officer. Gregory L. Weaver was appointed as our chief financial officer effective February 18, 2009.

        On November 21, 2008, we terminated David A. Karlin, M.D., our senior vice president of clinical development and regulatory affairs. The termination was based on our determination that we no longer required the services of Dr. Karlin, and we did not experience any material disruptions as a consequence of Dr. Karlin's termination. Dr. Karlin's responsibilities have been assumed by Robert De Jager, our chief medical officer.

        As of March 6, 2009, we had a total workforce of 59 full-time employees and 5 part-time employees. In September 2006, we moved our corporate headquarters to newly leased facilities in South San Francisco. We intend to maintain clinical development and support activities and facilities in Seattle and do not have plans to relocate any of our 44 employees currently in Seattle. Our success depends, to a significant extent, on the continued contributions of our principal management and scientific personnel participating in our picoplatin development and commercialization efforts. We have limited or no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs, product development, quality control and assurance. The loss of the services of one or more of our employees could delay our picoplatin product development or commercialization activities. We do not maintain key-person life insurance on any of our officers, employees or consultants.

        Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees and consultants. In order to successfully commercialize picoplatin, we may in the future be required to substantially expand our workforce, particularly in the areas of business development, sales and marketing. These activities would require the addition of new personnel and the development of additional expertise by existing personnel.

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

        Our principal executive offices are in South San Francisco, California and we maintain clinical development and support activities in Seattle, Washington. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors' insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our picoplatin clinical program and commercialization efforts.

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

        There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2008, the reported high and low closing sale prices of our common stock were $6.18 and $1.40. During 2007 the reported high and low closing sale prices of our common stock were $8.89 and $4.09. The reported high and low closing sale prices during the period from January 3, 2006 through September 22, 2006 (the last trading day preceding the effectiveness of our one-for-six reverse stock split) were $1.57 and $0.50. The reported high and low closing sale prices during the period from September 25, 2006 through December 31, 2006 (after the effective date of our reverse stock split) were $7.74 and $3.00. Our stock price has been and may continue to be affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

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

Certain investors beneficially own significant blocks of our common stock; these large shareholders may take actions that are contrary to your interests, including selling their stock.

        A small number of our shareholders hold a significant amount of our outstanding stock. As of December 31, 2008, entities affiliated with Bay City Management beneficially owned an aggregate of approximately 15.7% of our outstanding common stock. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of Bay City Capital LLC, an affiliate of Bay City Management, and possess capital and carry interests in the Bay City Management entities holding our shares. Entities affiliated with MPM owned an aggregate of approximately 21.9% of our outstanding common stock as of December 31, 2008. Nicholas J. Simon III, a director of our company, is a general partner of certain of the MPM entities that hold those shares. As of December 31, 2008, entities affiliated with Deerfield Capital, L.P. and OrbiMed Capital LLC beneficially owned an aggregate of approximately 9.0% and approximately 6.9% of our outstanding common stock, respectively. These shareholders may support competing transactions and have interests that are different from yours. Sales of a large number of shares of our stock by one or more of these large shareholders or other shareholders within a short period of time could adversely affect our stock price.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        In September 2006, we relocated our corporate headquarters to 7000 Shoreline Court in South San Francisco, CA, where we lease 17,000 square feet of office and laboratory space under a lease that expires in July 2011. The lease may be renewed for one three-year term, effective upon notice by us of our intent to renew nine months prior to the expiration of the current term.

        We also currently occupy approximately 21,000 square feet of office space located at 300 Elliott Avenue West in Seattle, WA, under an amended lease that expires December 31, 2010. The lease may be renewed for one five-year term, effective upon notice by us of our intent to renew six months prior to the expiration of the current term. Through May 2006, we occupied approximately 2,900 square feet in a building and a parking area adjacent to 410 West Harrison Street, Seattle, WA. The lease on this space expired on May 31, 2006.

        We believe that the South San Francisco and Seattle facilities are in good condition and are adequate for their present uses.

Item 3.    LEGAL PROCEEDINGS

        Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been listed on The Nasdaq Global Market since October 1, 2007. Prior to that time, our common stock was listed on the Nasdaq Capital Market. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Global Market or The Nasdaq Capital Market, as the case may be.

	High	Low
2008
First Quarter	$6.39	$3.27
Second Quarter	5.29	3.31
Third Quarter	4.91	3.50
Fourth Quarter	4.38	1.05
2007
First Quarter	$6.44	$4.65
Second Quarter	8.95	5.45
Third Quarter	7.42	5.26
Fourth Quarter	6.24	4.02

        The closing sale price of our common stock on The Nasdaq Global Market was $1.91 on March 6, 2009.

        There were approximately 801 shareholders of record on March 6, 2009. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

        See Part III, Item 12, for information regarding securities authorized for issuance under our incentive compensation plans.

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

Comparison of Five-Year Cumulative Total Return Among Poniard Pharmaceuticals, Inc.,
Nasdaq Stock Market (US) and Nasdaq Pharmaceuticals Stocks Index(1)

	2003	2004	2005	2006	2007	2008
Poniard Pharmaceuticals, Inc.	$100	$50	$18	$20	$18	$8
Nasdaq Stock Market Index (US)	100	109	111	122	132	64
Nasdaq Pharmaceutical Index	100	107	117	115	121	112

(1)
Assumes $100 invested on December 31, 2003, in our common stock, the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index, an index of approximately 217 companies with common stock quoted on the Nasdaq National Market. The Primary Standard Industrial Classification Code Number (SIC) of these companies is #2835—Pharmaceutical Companies. Total return performance for the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index is weighted based on the market capitalization of the firms included in each index and assumes that dividends are reinvested. The Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index are produced and published by the Center for Research in Securities Pricing at the University of Chicago.

Item 6.    SELECTED FINANCIAL DATA

        The following table shows selected financial data. It is important to read this selected financial data along with the "Financial Statements and Supplementary Data," as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$15	$1,015
Operating expenses	49,157	35,353	21,234	21,075	20,502
Loss from operations	(49,157)	(35,353)	(21,234)	(21,060)	(19,487)
Net loss	(48,565)	(32,782)	(23,294)	(20,997)	(19,371)
Net loss applicable to common shareholders	(49,065)	(33,282)	(23,794)	(21,497)	(19,871)
Net loss per common share-basic and diluted	$(1.41)	$(1.08)	$(1.37)	$(3.83)	$(3.96)
Weighted average common shares outstanding - basic and diluted	34,686	30,762	17,376	5,611	5,024
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$44,425	$29,616	$44,284	$4,523	$16,254
Investment securities	28,611	63,286	9,562	—	1,499
Working capital (deficit)	54,873	84,383	42,299	(1,880)	15,689
Total assets	84,232	105,140	69,067	10,114	27,436
Notes payable, net of current portion	17,445	6,561	9,975	—	3,905
Shareholders' equity	$47,647	$89,105	$46,891	$3,173	$20,828

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion of results of operations and liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described under the heading "Important Information Regarding Forward-Looking Statements" at the beginning of this report, our actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section above entitled "Risk Factors."

        Unless otherwise indicated, all common stock related amounts have been adjusted to reflect our one-for-six reverse stock split effective September 22, 2006.

Critical Accounting Policies

        Basis of Revenue Recognition:    To date, we do not have any significant ongoing revenue sources.

        Impairment of Long-Lived and Intangible Assets:    As of December 31, 2008, we had net property and equipment of approximately $1.1 million and a net intangible asset of approximately $8.8 million, which represents capitalized payments for our picoplatin license. In accounting for these long-lived and intangible assets, we estimate the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances, such as changes in our business strategy and plans, a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Specifically, the value of the picoplatin intangible asset could be impaired as a result of negative results of clinical trials or as a result of adverse decisions or rulings of regulatory bodies, such as the FDA. Application of the test for impairment requires significant judgment, taking into account potentially unfavorable factors, such as those mentioned above, that could adversely affect the carrying value of the asset.

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

        Long-Term Debt:    On September 2, 2008, we entered into an Amended and Restated Loan and Security Agreement (loan agreement), with GE Healthcare Financial Services (formerly known as Merrill Lynch Capital) and Silicon Valley Bank. The loan agreement amends and restates in its entirety the earlier Loan and Security Agreement dated as of October 25, 2006 (original loan), with Merrill Lynch Capital and Silicon Valley Bank, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010. The loan agreement provides for a senior secured term loan facility (loan facility) to be made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million (cash portion), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan, pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $0.7 million to GE Healthcare Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. All final payment amounts will be accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of our non-intellectual property assets. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of our common stock at an exercise price of $4.297 per share. The portion of the loan proceeds allocable to the warrants is approximately $0.8 million based on the relative fair value of the warrants, which we recorded as additional discount to notes payable. We classify the portion of the loan that is due for payment in 2010 and thereafter as a long-term payable.

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

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

  Revenues

        We had no revenue for the years ended December 31, 2008, 2007 and 2006.

  Research and Development

        Research and development expenses increased 49% to $34.7 million in 2008 and increased 75% to $23.4 million in 2007. Our research and development expenses are summarized as follows:

				Annual Percentage Change
	2008	2007	2006	2008-2007	2007-2006
	($ in thousands)
Research	$3,551	$3,401	$1,427	4%	138%
Contract manufacturing	4,248	4,149	2,321	2%	79%
Clinical	25,334	14,503	9,382	75%	55%
Share-based compensation	1,581	1,320	226	20%	484%

Total	$34,714	$23,373	$13,356	49%	75%

        Research expenses include, among other things, personnel, occupancy and external laboratory expenses associated with the discovery and identification of new therapeutic agents for the treatment of cancer. Research expenses also include research activities associated with our product candidate, picoplatin, including formulation and in vitro and in vivo studies. Research expenses increased 4% to $3.6 million in 2008 primarily due to higher personnel and laboratory supply costs, offset by reduced outside laboratory costs. Research expenses increased 138% to $3.4 million in 2007, largely as a result of higher personnel, collaborative research fees, laboratory supplies and occupancy costs.

        Contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, in addition to drug product stability and toxicology studies. Contract manufacturing costs increased 2% to $4.2 million in 2008, due to slightly higher personnel costs. Contract manufacturing costs increased 79% to $4.1 million in 2007, primarily due to higher personnel costs and increased drug product production.

        Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs, including clinical research organization charges, principal investigator fees, clinical site expenses and regulatory activities associated with conducting human clinical trials. Clinical expenses also include quality control and assurance activities, such as storage and shipment services for our drug product candidates. Clinical costs increased 75% to $25.3 million in 2008, due to primarily to expanded external clinical trial costs associated with our picoplatin trials and increased personnel costs. Clinical costs increased 55% to $14.5 million in 2007, principally due to increased external costs related to the initiation of our Phase III trial of picoplatin in small cell lung cancer.

        Share-based compensation expenses reflect the non-cash charge relating to the adoption of FAS 123R on January 1, 2006, under which the fair value of all employee share-based payments is charged to expense over the vesting period of the stock option. Share-based compensation expense increased 20% to $1.6 million in 2008, primarily as a result of a higher number of stock option grants reflecting higher staffing levels. Share-based compensation expense increased 484% to $1.3 million in 2007, primarily due to the recognition of expense for option grants that were awarded in 2006 and approved by shareholders in 2007.

        Our major research and development program during the fiscal years ended December 31, 2008, 2007 and 2006 was picoplatin. Picoplatin is a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive median overall survival data from that ongoing study, we initiated a Phase III pivotal trial of picoplatin in small cell lung cancer in April 2007. In May 2006, we treated our first patients in separate Phase I/II studies evaluating picoplatin as a first-line treatment of advanced colorectal cancer and hormone-refractory prostate cancer. We initiated the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007 and completed enrollment in May 2008. We also initiated a Phase I study of an oral formulation of picoplatin in advanced solid tumors in April 2007.

        As of December 31, 2008, we have incurred external costs of approximately $54.8 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $0.1 million to $0.2 million and $35.0 million to $40.0 million, respectively, through 2010, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in hormone-refractory prostate cancer are in the ranges of $5.5 million to $8.0 million and $3.0 million to $5.0 million, respectively, through 2010, including the cost of drug supply. Total estimated future costs of our Phase I trial in oral picoplatin are in the range of $0.2 million to $0.4 million through 2010, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

        Recap of Development and Clinical Program Costs.    Our development administration overhead costs, consisting of rent, utilities, consulting fees, patent costs and other various overhead costs, are included in total research and development expense for each period, but are not allocated among our various projects. Our total research and development costs include the costs of various research efforts directed toward the identification and evaluation of future product candidates. These other research projects are preclinical and not considered major projects. Our total research and development costs are summarized below:

				Annual Percentage Change
	2008	2007	2006	2008-2007	2007-2006
	($ in thousands)
Picoplatin	$25,143	$15,391	$9,058	63%	70%
Discontinued programs (1)	—	—	68	—	—
Other unallocated costs and overhead	7,990	6,662	4,004	20%	66%
Share-based compensation	1,581	1,320	226	20%	484%

Total research and development costs	$34,714	$23,373	$13,356	49%	75%

(1)
The $68,000 represents costs related to the winding down of our STR program that was discontinued in 2005.

        Our external costs for picoplatin in 2008 and 2007 reflect costs associated with our various picoplatin clinical studies and the manufacture of drug product to support our clinical trials. We expect our external costs for picoplatin to increase slightly in 2009 as we prepare for submission of our rolling NDA application, offset by lower costs for clinical trials upon completion.

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

        If we fail to obtain marketing approvals for picoplatin, are unable to secure adequate commercial supplies of picoplatin active pharmaceutical ingredient and finished drug product, or do not complete development and obtain United States and foreign regulatory approvals on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

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

  General and Administrative

				Annual Percentage Change
	2008	2007	2006	2008-2007	2007-2006
	($ in thousands)
General and administrative	$8,901	$7,936	$6,290	12%	26%
Share-based compensation	5,542	4,149	1,258	34%	230%

Total	$14,443	$12,085	$7,548	20%	60%

        General and administrative expenses increased 20% to approximately $14.4 million in 2008 and increased 60% to approximately $12.1 million in 2007. General and administrative expenses, excluding share-based compensation expense, increased 12% in 2008 and increased 26% in 2007. In 2008, the increase was primarily attributable to personnel costs, resulting from increased headcount, and consulting. The increase in 2007 was primarily due to personnel costs. Share-based compensation expense in 2008, 2007 and 2006 reflects non-cash charges related to the adoption of FAS 123R, under which the fair value of all employee share-based payments is charged to expense over the vesting period of the stock option. Share-based compensation expense increased 34% in 2008 and increased 230% in 2007. In 2008, the increase was largely due to a higher number of stock option grants reflecting higher staffing levels. The increase in 2007 was primarily due to the recognition of expense for option grants that were awarded in 2006 and approved by shareholders in 2007.

  Other Income and Expense

				Annual Percentage Change
	2008	2007	2006	2008-2007	2007-2006
	($ in thousands)
Other income (expense), net	$592	$2,571	$(2,060)	(77)%	225%

        Other income and expense decreased 77% to approximately $0.6 million in 2008 and increased 225% to approximately $2.6 million in 2007. The decrease in 2008 was primarily due to decreased average yields from our investment securities portfolio and increased interest costs resulting from additional borrowings in 2008 under our bank loan. The increase in 2007 was primarily due to increases in our investment securities portfolio resulting from our 2007 and 2006 financings and to decreased interest expense during 2007 under our bank note payable.

Liquidity and Capital Resources

	December 31,
	2008	2007	2006
	($ in thousands)
Cash, cash equivalents and investment securities	$72,755	$92,621	$53,710
Working capital	54,873	84,383	42,299
Shareholders' equity	47,647	89,105	46,891

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Cash provided by (used in):
Operating activities	$(33,487)	$(24,653)	$(17,274)
Investing activities	34,282	(55,542)	(14,837)
Financing activities	14,014	65,382	72,736

        We have historically experienced recurring operating losses and negative cash flows from operations. As of December 31, 2008, we had net working capital of $54.9 million, an accumulated deficit of $362.3 million and total shareholders' equity of $47.6 million.

        We have financed our operations to date primarily through the sale of equity securities, debt instruments, technology licensing and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the year ended December 31, 2008 totaled $33.5 million. There were no revenues and other income sources for the year ended December 31, 2008. We may not be able to obtain capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and in the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $72.8 million at December 31, 2008. The report of our independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2008 contains a statement expressing substantial doubt regarding our ability to continue as a going concern.

        On September 2, 2008, we entered into an amended and restated loan and security agreement (loan agreement) with GE Healthcare Financial Services Inc. and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010 (original loan). Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $0.7 million to GE Healthcare Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. The loan facility is secured by a first lien on all of our non-intellectual property assets.

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. At December 31, 2008, the outstanding principal amount under the loan facility was $25.3 million.

        Taking into account the minimum unrestricted cash requirement under the loan agreement and our projected operating results, we believe that our current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's ongoing clinical trials, there is no assurance that the Company can achieve its projected operating results. Thereafter, unless we raise additional funds, we will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan agreement. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We have no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults.

        If an event of default were to occur, we might not have sufficient funds to repay the loan or to fund our continuing operations. In such case, we would need to delay, scale back or eliminate some or all of our picoplatin trials and commercialization efforts; reduce our workforce, license our picoplatin product candidates for development and commercialization by third parties; attempt to sell the company, cease operations or declare bankruptcy. Provisions of the loan agreement would limit our ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions and engage in certain investment activities without the prior consent of the lenders. We have no assurance that we can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to us or to our lenders.

        We have entered into clinical supply agreements with Heraeus and Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at our option. The total aggregate cost of clinical supplies of picoplatin API and finished drug product for the year ended December 31, 2008 was $2.6 million. We believe that we presently have adequate supplies of picoplatin API and finished drug product to complete our current clinical trials.

        We also have entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment, estimated to be approximately $1.3 million, will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the dedicated equipment cost as of that date. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension.

        On April 30, 2007, we completed a public offering of 11.8 million shares of our common stock at a price of $6.33 per share. Net proceeds of the offering were $70.0 million. On April 26, 2006, we completed an equity financing, pursuant to which we issued to a group of institutional and other accredited investors an aggregate of 15.5 million shares of common stock at a cash purchase price of $4.20 per share. Investors in the 2006 equity financing also received five-year warrants to purchase an aggregate of 4.6 million shares of common stock at an exercise price of $4.62 per share. We received $62.0 million in net proceeds from the 2006 equity financing, which, along with the net proceeds received from our April 2007 public offering, we intend to use to fund our ongoing picoplatin clinical trials and commercialization efforts and for general corporate purposes, including working capital.

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

        We completed the relocation of our corporate headquarters to South San Francisco in September 2006. We intend to maintain our current clinical and development and support activities in Seattle. The addition of 17,045 square feet of office and laboratory space leased in the South San Francisco facility resulted in a substantial increase in our rent and operating costs. The initial term under the lease agreement dated July 10, 2006 is 60 months. We may, upon written notice delivered at least nine months prior to expiration of the initial lease term, extend the lease for an additional three years, with rent payable at the then market rate. Monthly base rent during the first seven months of the lease averaged $21,000 during the construction of tenant improvements. Base rental payments under this lease are subject to annual adjustment based on the Consumer Price Index in the San Francisco metropolitan market (CPI-SFMM) and a one-time adjustment for reimbursement for tenant improvements. Monthly base rent was increased by $1,400 to $46,600 following the adjustment for the 2007 CPI-SFMM and an additional $1,400 to $48,000 following the adjustment for the 2008 CPI-SFMM. In December 2007, the Company received approximately $251,000 as a tenant reimbursement that resulted in a further $5,400 increase in monthly base rent to $53,400. Additional rental payments under this lease are paid based on the Company's share of operating expenses of the project in which the leased facilities are located.

        During the year ended December 31, 2008, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $1.5 million under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $1.2 million represents total aggregate minimum lease payments under these leases.

        In April 2004, we acquired the worldwide exclusive rights, excluding Japan, to develop, manufacture and commercialize picoplatin from AnorMED, Inc. AnorMED was acquired by Genzyme Corporation in November 2006. Under the terms of the original agreement, we paid a one-time upfront payment of $1.0 million in common stock and $1.0 million in cash. The original agreement provided for development and commercialization milestone payments of up to $13.0 million, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of net product sales after regulatory approval. The parties executed an amendment to the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and $5.0 million in cash on March 30, 2007. The amendment eliminated $8.0 million in development milestone payments to Genzyme. If we are successful in our efforts to commercialize picoplatin, we would, under our amended license agreement with Genzyme Corporation, be required to pay Genzyme up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. Genzyme also would be entitled to royalty payments of up to 9% of annual net product sales. Finally, the amendment eliminated sharing of sublicense revenues with Genzyme.

        On August 4, 2005, we entered into a research funding and option agreement with The Scripps Research Institute, or TSRI. Under the agreement, as amended, we provided TSRI an aggregate of $2.5 million over a 30-month period to fund research relating to synthesis and evaluation of novel small molecule, multi-targeted protein kinase inhibitors as therapeutic agents, including the treatment of cancer. We paid TSRI total funding payments of approximately $0.1 million in 2005, $1.0 million in 2006 and $1.4 million in 2007, all of which were charged to R&D expense. The amended agreement expired on December 31, 2007. In connection with our option under the amended agreement to negotiate a worldwide exclusive license (including the rights to sublicense) to develop and to commercialize any compounds arising from the collaboration, we executed a follow-on agreement to license compounds that were discovered by TSRI. We have no assurance that the research funded under this arrangement, or any compounds arising from the collaboration, will be successful or ultimately will give rise to any viable product candidates.

        We will require substantial additional funding to develop and commercialize picoplatin and to fund our operations. Management is continuously exploring financing alternatives, including:

  •
  raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and

  •
  entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions.

        If we are unable to obtain sufficient additional cash when needed, we may be forced to reduce expenses through the delay, reduction or curtailment of our picoplatin development and commercialization activities or through other cost-savings measures, including the sale of our company or sale of our assets.

        Our actual capital requirements will depend upon numerous factors, including:

  •
  the costs of performing our obligations under our loan facility with GE Healthcare Financial Services and Silicon Valley Bank, including the cost of interest and other payment obligations and penalties and the cost of complying with the covenants and restrictions under the amended and restated loan agreement;

  •
  the scope and timing of our picoplatin clinical program and commercialization efforts, including the progress and costs of our ongoing Phase III trial of picoplatin in small cell lung cancer, our ongoing Phase II trials in colorectal and prostate cancers, as well as our ongoing Phase I trial of picoplatin (oral formulation) in solid tumors;

  •
  our ability to obtain clinical supplies of picoplatin active pharmaceutical ingredient, or API, and finished drug product in a timely and cost effective manner;

  •
  actions taken by the FDA and other regulatory authorities;

  •
  the timing and amount of any milestone or other payments we might receive from or be obligated to pay to potential strategic partners;

  •
  our degree of success in commercializing picoplatin;

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

        During 2006, we experienced significant changes to our capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383. This limitation resulted in the loss of approximately $93.3 million of our net operating loss carryforwards and $9.1 million of our research and development credit carryforwards. At December 31, 2008, we had net operating loss carryforwards of approximately $109.6 million for federal taxes (net of the impact of the above referenced change in ownership under IRC Section 382) and approximately $14.7 million for state taxes, which expire from 2009 through 2028 and from 2015 through 2018, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

        At December 31, 2008, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt obligations:
Note payable(2) (3)	$31,651	$9,626	$18,057	$3,968	$—
Operating lease obligations:
Seattle premises	1,104	557	547	—	—
South San Francisco premises(1)	1,670	651	1,019	—	—

	2,774	1,208	1,566	—	—
Capital lease obligations:
Equipment capital lease(4)	77	37	40	—	—

Total	$34,502	$10,871	$19,663	$3,968	$—

(1)
Lease executed in July 2006. See discussion above for details.

(2)
Amounts include interest payments.

(3)
Amount in "Total" column includes total principal payment of $25,293 as refected on the Consolidated Balance Sheet for the year ended December 31, 2008.

(4)
Amount in "Total" column includes total principal payment of $70 as refected on the Consolidated Balance Sheet for the year ended December 31, 2008.

New Accounting Pronouncements

        See Item 8, Note 2 to our Consolidated Financial Statements, New Accounting Pronouncements, for a discussion of new accounting standards.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the debt securities included in its investment portfolio. The Company does not invest in any derivative financial instruments. The Company invests in money market funds, debt instruments of the U.S.

Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2008, the Company owned government debt instruments totaling $5.0 million and owned corporate debt securities totaling $23.6 million. The Company's exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of two years or less and in securities with variable interest rates. The Company owned corporate debt securities totaling $1.1 million at December 31, 2008 with maturities greater than one year.

        The Company's only material outstanding debt is its loan obligation to GE Healthcare Financial Services and Silicon Valley Bank. The outstanding balance of this loan was $25.3 million on December 31, 2008. The loan, which matures on March 1, 2012, bears interest at a fixed rate of 7.80%. The occurrence of an event of default under the loan, as described above, would increase the applicable rate of interest by 5% during the continuance of the event of default and could result in acceleration of the Company's payment obligations under the loan agreement. As described elsewhere in this report, unless the Company raises additional capital or obtains a waiver or renegotiates the loan agreement, there is a likelihood that it will be in default of the minimum unrestricted cash requirement and potentially other requirements under the loan.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All financial schedules are omitted since the required information is not applicable or has been presented in the consolidated financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Poniard Pharmaceuticals, Inc.:

        We have audited the accompanying consolidated balance sheets of Poniard Pharmaceuticals, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Poniard Pharmaceuticals, Inc. and subsidiary's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Poniard Pharmaceuticals, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poniard Pharmaceuticals, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Poniard Pharmaceuticals, Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows. Furthermore, the Company's long-term debt agreement contains certain covenants that require the Company to maintain a certain level of unrestricted cash and cash equivalents, and contains certain subjective acceleration clauses related to material adverse changes which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Seattle, Washington
March 16, 2009

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$44,144	$29,335
Cash—restricted	281	281
Investment securities	28,611	63,286
Prepaid expenses and other current assets	977	955

Total current assets	74,013	93,857
Facilities and equipment, net of depreciation of $1,319 and $954	1,123	1,121
Other assets	289	141
Licensed products, net	8,807	10,021

Total assets	$84,232	$105,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$604	$677
Accrued liabilities	10,618	4,550
Current maturities of note payable and capital lease obligations	7,918	4,247

Total current liabilities	19,140	9,474

Long-term liabilities:
Note payable and capital lease obligations, net of current portion and discount of $2,980 and $1,018	17,445	6,561

Total long-term liabilities	17,445	6,561

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding (entitled in liquidation to $5,175, respectively)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized:
34,687,724 and 34,662,689 shares issued and outstanding	694	693
Additional paid-in capital	409,244	401,225
Accumulated deficit, including other comprehensive income (loss) of $(354) and $59	(362,295)	(312,817)

Total shareholders' equity	47,647	89,105

Total liabilities and shareholders' equity	$84,232	$105,140

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues	$—	$—	$—

Operating expenses:
Research and development	34,714	23,373	13,356
General and administrative	14,443	12,085	7,548
Gain on sale of real estate and equipment	—	(105)	(73)
Asset impairment loss	—	—	403

Total operating expenses	49,157	35,353	21,234

Loss from operations	(49,157)	(35,353)	(21,234)
Other income (expense), net	592	2,571	(2,060)

Net loss	(48,565)	(32,782)	(23,294)
Preferred stock dividends	(500)	(500)	(500)

Net loss applicable to common shares	$(49,065)	$(33,282)	$(23,794)

Net loss per share applicable to common shares - basic and diluted	$(1.41)	$(1.08)	$(1.37)

Weighted average common shares outstanding - basic and diluted	34,686	30,762	17,376

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(48,565)	$(32,782)	$(23,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,603	1,526	605
Amortization of discount on notes payable	790	775	3,604
Amortization of discount on investment securities	(411)	(1,167)	—
Gain on disposal of real estate and equipment	—	(105)	(27)
Asset impairment loss	—	—	403
Increase in restricted cash to secure operating lease	—	—	(136)
Stock options and warrants issued for services	119	55	13
Stock-based employee compensation	7,004	5,414	1,471
Change in operating assets and liabilities:
Prepaid expenses and other assets	(22)	(301)	(199)
Accounts payable	(73)	(98)	(220)
Accrued liabilities	6,068	2,030	506

Net cash used in operating activities	(33,487)	(24,653)	(17,274)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	80,950	51,560	—
Purchases of investment securities	(46,277)	(104,058)	(9,562)
Facilities and equipment purchases	(391)	(773)	(385)
Purchase of licensed product	—	(5,000)	(5,000)
Proceeds from sales of equipment and facilities	—	2,729	110

Net cash provided by (used in) investing activities	34,282	(55,542)	(14,837)

Cash flows from financing activities:
Net proceeds from bank note payable	19,997	—	15,000
Proceeds from bridge note payable	—	—	3,460
Repayment of principal on notes payable	(5,345)	(3,905)	(4,584)
Payment of debt issuance costs	(200)	—	(144)
Proceeds from stock options and warrants exercised	91	22	19
Repayment of capital lease obligation	(29)	(36)	—
Net proceeds from issuance of common stock and warrants	—	69,946	58,485
Decrease (increase) in restricted cash	—	(145)	1,000
Payment of preferred dividends	(500)	(500)	(500)

Net cash provided by financing activities	14,014	65,382	72,736

Net increase (decrease) in cash and cash equivalents	14,809	(14,813)	40,625

Cash and cash equivalents:
Beginning of period	29,335	44,148	3,523

End of period	$44,144	$29,335	$44,148

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$500	$500	$500
Increase in capital leases	—	134	—
Increase in licensed products with increase in current obligations payable	—	—	5,000
Debt discount capitalized in shareholders' equity	806	—	4,000
Conversion of bridge loan plus interest accrued thereon into common stock	—	—	3,524
Supplemental disclosure of cash paid during the period for:
Interest	$1,001	$974	$209

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock, Series 1		Preferred Stock, Series B						Accum- ulated Other Compre- hensive (Loss)/ Income
					Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accum- ulated Deficit		Share- holders' Equity
Balance, December 31, 2005	205	$4	2	$—	5,720	$114	$258,855	$(255,800)	$—	$3,173
Exercise of stock options and warrants	—	—	—	—	6	—	19	—	—	19
Common stock issued, net of offering costs of $3,953	—	—	—	—	14,652	293	58,192	—	—	58,485
Conversion of bridge loan and interest accrued thereon into common stock	—	—	—	—	839	17	3,507	—	—	3,524
Conversion of preferred shares into common stock	—	—	(2)	—	1,591	32	(32)	—	—	—
Share-based employee compensation expense	—	—	—	—	—	—	1,572	—	—	1,572
Modification of outstanding employee options	—	—	—	—	—	—	(101)	—	—	(101)
Warrants issued and recognition of beneficial conversion feature in connection with issuance of debt	—	—	—	—	—	—	4,000	—	—	4,000
Stock options and warrants issued for services	—	—	—	—	—	—	13	—	—	13
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,294)	—	(23,294)
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(23,294)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	—	(500)

Balance, December 31, 2006	205	4	—	—	22,808	456	326,025	(279,594)	—	46,891
Exercise of stock options and warrants	—	—	—	—	6	—	22	—	—	22
Common stock issued, net of offering costs of $5,054	—	—	—	—	11,849	237	69,709	—	—	69,946
Share-based employee compensation expense	—	—	—	—	—	—	5,414	—	—	5,414
Stock options and warrants issued for services	—	—	—	—	—	—	55	—	—	55
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(32,782)	—	(32,782)
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	59	59

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(32,723)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	—	(500)

Balance, December 31, 2007	205	4	—	—	34,663	693	401,225	(312,876)	59	89,105
Exercise of stock options and warrants	—	—	—	—	25	1	90	—	—	91
Warrants issued in connection with issuance of debt	—	—	—	—	—	—	806	—	—	806
Share-based employee compensation expense	—	—	—	—	—	—	7,004	—	—	7,004
Stock options and warrants issued for services	—	—	—	—	—	—	119	—	—	119
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(48,565)	—	(48,565)
Unrealized loss on investment securities	—	—	—	—	—	—	—	—	(413)	(413)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(48,978)

Preferred stock dividends	—	—	—	—	—	—	—	(500)	—	(500)

Balance, December 31, 2008	205	$4	—	$—	34,688	$694	$409,244	$(361,941)	$(354)	$47,647

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business Overview and Summary of Significant Accounting Policies

Overview

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

Liquidity Matters

        The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of these financial statements. The Company has historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2008, the Company had net working capital of $54,873,000, an accumulated deficit of $362,295,000 and total shareholders' equity of $47,647,000. The Company's total cash, cash equivalents and investment securities, net of restricted cash of $281,000, was $72,755,000 at December 31, 2008.

        Furthermore, the loan facility with GE Healthcare Financial Services and Silicon Valley Bank, described in Note 6 below, requires that the Company maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. Taking into account this minimum unrestricted cash requirement and the Company's projected operating results, the Company believes that its current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's ongoing clinical trials, there is no assurance that the Company can achieve its projected operating results. Thereafter, unless the Company raises additional funds, there is a likelihood that it will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan facility. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other loan defaults. If an event of default were to occur, the Company might not have sufficient funds to repay the loan or to fund its continuing operations. In such case, it would need to delay, scale back or eliminate some or all of our picoplatin trials and commercialization efforts; reduce its workforce, license its picoplatin product candidates for development and commercialization by third parties; attempt to sell the company, cease operations or declare bankruptcy. Provisions of the loan agreement would limit the Company's ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions and engage in certain investment activities without the prior consent of the lenders.

        These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is developing plans to address the Company's liquidity needs, including raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and entering into strategic collaborations, which may

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Business Overview and Summary of Significant Accounting Policies (Continued)

include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions and taking other actions to limit the Company's expenditures. There can be no assurance that the Company can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to the Company or to its lenders.

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

        Research and Development Revenues and Expenses:    To date, the Company does not have any significant ongoing revenue sources. Research and development costs are expensed as incurred. It is the Company's practice to offset third-party collaborative reimbursements received as a reduction of research and development expenses. Third-party reimbursements for 2008, 2007, and 2006 were $154,000, $64,000, and $52,000, respectively.

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

        Impairment of Long-Lived and Intangible Assets:    Long-lived assets, including property and equipment and intangible assets, including capitalized license payments for the Company's picoplatin product candidate, are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in the Company's business strategy and plans, a significant decrease in market value, a significant change in asset condition, or a significant adverse change in regulatory climate, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. The Company reviews long-lived and intangible assets annually and on an as-needed basis to determine if there have been any adverse events or circumstances that would indicate that an impairment exists. In

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Business Overview and Summary of Significant Accounting Policies (Continued)

particular, the value of the picoplatin intangible asset could be impaired as a result of negative results of clinical trials or as a result of adverse decisions or rulings of regulatory bodies, such as the FDA. As a result of these reviews, the Company recorded an impairment charge related to the restructuring activities during 2005 and an additional impairment charge in 2006. No additional impairment charges were recognized in 2007 or 2008. See Note 13 below for further details.

        Debt Issuance Costs:    Costs incurred in connection with the securing of long-term bank loans and other long-term debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

        Licensed Products:    Licensed products represent an exclusive license to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent. Licensed products are amortized using the straight-line method over their estimated useful life of twelve years. The Company evaluates the recoverability of licensed products periodically and takes into account events or circumstances that might indicate that an impairment exists as discussed above under "Impairment of Long-Lived and Intangible Assets." No impairment of licensed products was identified during 2008, 2007 or 2006. See Note 10 below for additional information.

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

        The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company has been in a net operating loss position since its inception and, by providing a full valuation allowance, has not recognized any tax benefits for any of its income tax. Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2008. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred.

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

	2008	2007	2006
Common stock options	5,893,000	4,650,000	1,660,000
Common stock warrants	6,060,000	5,947,000	5,947,000

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Business Overview and Summary of Significant Accounting Policies (Continued)

        Additionally, aggregate common shares of 39,015, issuable as of December 31, 2008 upon conversion of the Company's Series 1 convertible exchangeable preferred stock, are not included in the calculation of diluted loss per share for 2008, 2007, and 2006 because the share increments would not be dilutive.

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

        Concentration in the Available Sources of Supply of Materials:    The Company relies on third parties to manufacture picoplatin active pharmaceutical ingredient (API) and finished drug product for its clinical trials and for its planned commercialization activities. The Company currently has separate agreements with one supplier each of picoplatin API and finished drug product for clinical and commercial use. The Company's API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. The Company's finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at the Company's option. The Company's commercial API and finished drug supply agreements have initial terms ending in late 2013. The Company believes that it currently has adequate supplies of picoplatin API and finished drug product in order to complete its current clinical trials. The Company has no assurance that its current suppliers will be able to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. The Company believes that there are other contract manufacturers with the capacity to manufacture picoplatin API and finished drug product.

        Fair Value of Financial Instruments:    Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurement" (SFAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 introduces a framework for measuring fair value and expands disclosure requirements about fair value measurements. In accordance with the provisions of FASB Statement of Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of SFAS 157 for financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on the Company's consolidated financial statements.

        Segment Reporting:    The Company has one operating business segment, cancer therapeutics development.

NOTE 2. New Accounting Pronouncements

        Effective January 1, 2008, the Company adopted SFAS 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. In accordance with the provisions of FSP FAS 157-2, "Effective Date of FASB Statement No. 157," the Company deferred the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. New Accounting Pronouncements (Continued)

January 1, 2009. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the accounting for a purchase. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. While the Company is currently evaluating this statement and its impact, if any, on the Company's consolidated financial statements, it believes that the adoption of SFAS 141R would have an impact on the accounting for any future acquisition, if one were to occur.

        In November 2007, the FASB ratified the consensus opinion in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF- 07-1 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-1 is effective for all collaborations occurring in fiscal years beginning after December 15, 2008. The Company is currently evaluating this issue and its impact, if any, on the Company's consolidated financial statements.

        In June 2008, the FASB ratified the consensus opinion in EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity's own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity's own stock. The approach includes evaluating (1) the instrument's contingent exercise provisions,

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. New Accounting Pronouncements (Continued)

if any, and (2) the instrument's settlement provisions. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating this Issue and its impact, if any, on the Company's consolidated financial statements.

NOTE 3. Fair Value Measurements

        The Company holds available-for-sale securities that are measured at fair value which is determined on a recurring basis. These securities are classified within Level 2 of the fair value hierarchy prescribed by SFAS 157 because the value of the securities is based on quoted market prices or broker/dealer quotations.

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

        The determination of a financial instrument's level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there were none for the year ended December 31, 2008) on available-for-sale securities are included in interest income.

        The following table presents a summary of the Company's assets and liabilities stated at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$44,144	$44,144	$—	$—
Investment securities	28,611	—	28,611	—

Total	$72,755	$44,144	$28,611	$—

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Investment Securities

        Investment securities consisted of the following at December 31, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$23,967	$26	$(382)	$23,611
Federal government and agency securities	4,998	2	—	5,000

	$28,965	$28	$(382)	$28,611

Net unrealized loss			$(354)

Maturity:
Less than one year	$27,912			$27,561
Due in 1–2 years	1,053			1,050

	$28,965			$28,611

        Investment securities consisted of the following at December 31, 2007 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$63,227	$76	$(17)	$63,286

Net unrealized gain			$59

Maturity:
Less than one year	$63,227			$63,286

        As of December 31, 2008, the Company held a debt security issued by American General Finance Corporation (AGFC), a wholly-owned subsidiary of American International Group, Inc. (AIG), with a par value of $1,200,000, coupon rate of 3.875%, amortized cost of approximately $1,195,000 at December 31, 2008 and maturity date of October 1, 2009. The market value for this security as of December 31, 2008, based on Level 2 inputs as described in Note 3, was approximately $851,000, resulting in an unrealized loss of approximately $344,000. The Company's management has concluded that the unrealized loss on the AGFC debt security, and the other debt securities that it holds, is temporary due to (a) the relatively short duration of the decline in value of the investments; (b) the assessment of the Company's management that it is probable that all contractual amounts under the debt securities will be received and (c) the Company's intent and ability to hold the securities until at least substantially all of the cost is recovered.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2008	2007
Clinical trials	$8,266	$2,811
Accrued expenses	689	720
Compensation	1,164	901
Severance	285	—
Other	214	118

	$10,618	$4,550

NOTE 6. Note Payable

        On September 2, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (loan agreement) with GE Healthcare Financial Services (formerly known as Merrill Lynch Capital) and Silicon Valley Bank. The loan agreement amends and restates in its entirety the earlier Loan and Security Agreement dated as of October 25, 2006 (original loan), with Merrill Lynch Capital and Silicon Valley Bank, pursuant to which the Company obtained a $15,000,000 capital loan that was to mature on April 1, 2010.

        The loan agreement provides for a senior secured term loan facility (loan facility) to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance of approximately $10,000,000 (cash portion), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The cash portion of the initial term loan advance and the proceeds of the second term loan advance will be used to fund the Company's clinical trials and for general corporate purposes. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Principal and interest in the amount of $6,341,000, $4,879,000, and $813,000 was paid on the notes for the years ended December 31, 2008, 2007 and 2006, respectively. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $675,000 to GE Healthcare Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. All final payment amounts will be accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company.

        In connection with the loan agreement, the Company issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of the Company's common stock at an exercise price of $4.297 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $928,000 based upon assumptions of expected volatility of 90%, a contractual term of ten

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Note Payable (Continued)

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

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include, nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. See Note 1 for a discussion of the Company's potential inability to comply with the minimum unrestricted cash requirement and other loan covenants.

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

        Note payable maturities as of December 31, 2008 are as follows (in thousands):

Year	Capital Lease	Note Payable	Total
2009	$32	$7,886	$7,918
2010	35	8,561	8,596
2011	3	7,886	7,889
2012	—	3,940	3,940

	70	28,273	28,343
Less: discount	—	(2,980)	(2,980)

	$70	$25,293	$25,363

NOTE 7. Commitments and Contingencies

        The Company entered into a picoplatin API commercial supply agreement with W.C. Heraeus (Heraeus) in March 2008. Under this agreement Heraeus will produce picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, estimated to be approximately $1.3 million, will be reimbursed by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Commitments and Contingencies (Continued)

and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. At December 31, 2008, Heraeus had completed partial construction of the dedicated equipment that represented approximately $415,000 of cost. Because the Company is not under a present obligation to pay this amount and the agreement is not under any potential circumstance of default or termination, it is not probable that a financial liability exists for this amount as of December 31, 2008.

        The Company leases the office and laboratory space for its principal locations under various leasing arrangements. In July 2006, the Company entered into a five-year lease for approximately 17,000 square feet of office space and laboratory space in South San Francisco. The Company relocated its corporate headquarters to these facilities in September 2006. The lease may be renewed for one three-year term, effective upon notice by us of our intent to renew nine months prior to the expiration of the current term. Base rental payments under this lease are subject to annual adjustment based on the Consumer Price Index in the San Francisco metropolitan market (CPI-SFMM) and a one-time adjustment for reimbursement for tenant improvements. Monthly base rent was increased by $1,400 to $46,600 following the adjustment for the 2007 CPI-SFMM and an additional $1,400 to $48,000 following the adjustment for the 2008 CPI-SFMM. In December 2007, the Company received approximately $251,000 as a tenant reimbursement that resulted in a further $5,400 increase in monthly base rent to $53,400. Additional rental payments under this lease are paid based on the Company's share of operating expenses of the project in which the leased facilities are located.

        The Company also leases approximately 21,000 square feet of office space in Seattle, WA, under an amended lease that expires December 31, 2010. The lease may be renewed for one five-year term, effective upon notice by the Company of its intent to renew six months prior to the expiration of the current term. Monthly base rent on this property is $45,000 and additional rent payments under this lease are paid based on the Company's share of operating expenses of the facility.

        Total rent expense under non-cancelable operating leases was approximately $1,485,000, $1,355,000, and $958,000 for 2008, 2007 and 2006, respectively. The Company recognizes rent expense on a straight-line basis over the term of each lease, including any periods of free rent. Minimum lease payments under non-cancelable operating leases as of December 31, 2008 were as follows (in thousands):

Year
2009	$1,245
2010	1,229
2011	377
Thereafter	—

Total minimum lease payments	$2,851

        At December 31, 2008 and 2007, the Company had restricted cash of $281,000 in the form of certificates of deposit. The certificates of deposit serve as collateral for standby letters of credit issued by Silicon Valley Bank on behalf of the Company.

        Under the covenants contained in the loan agreement with GE Healthcare Financial Services and Silicon Valley Bank, discussed in Note 6, the Company is required to maintain a minimum amount of

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Commitments and Contingencies (Continued)

unrestricted cash during the term of the loan equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. Refer to Note 6 above for further information on the note payable and related covenants.

NOTE 8. Stock-Based Compensation

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

        Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in SFAS 123R, which includes a binomial model and the Black-Scholes-Merton (Black-Scholes) model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the modified prospective transition method, as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the stock options' remaining vesting period. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recorded expense for stock-based compensation, not including expense for options granted to non-employee consultants, for the periods presented as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Research and development expense	$1,462	$1,265	$213
General and administrative expense	5,542	4,149	1,258

Total	$7,004	$5,414	$1,471

        The stock option expense for the twelve months ended December 31, 2008 includes the grant of stock options during the first quarter of 2008 to Company officers to purchase an aggregate of 460,000 shares of common stock, the grant of stock options in the third quarter of 2008 to purchase an aggregate of 60,000 shares of common stock and the grant of stock options during the fourth quarter of 2008 to purchase an aggregate of 385,000 shares of common stock. Certain options that were granted to Company officers during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest another 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its annual incentive plan, at the discretion of the equity awards subcommittee of the Company's board of directors. Based on the overall achievement of corporate goals in 2006, 2007 and 2008, the equity awards subcommittee accelerated vesting with respect to 20% of the shares subject to the seven-year vesting schedule in the second quarter of 2007 and both the first and fourth quarters of 2008, resulting in cumulative accelerated vesting of 60% of the shares subject to the seven-year vesting schedule as of December 31, 2008.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Stock-Based Compensation (Continued)

        The Company's Amended and Restated 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant on December 31, 2008. The Company's 1991 Stock Option Plan for Non-Employee Directors (the Directors Plan) was terminated on March 31, 2005, and no further options can be granted under that plan. The Company's 1994 Stock Option Plan (the 1994 Plan) was terminated on February 17, 2004, and no further options can be granted under that plan. Although no Company securities are available for issuance under the Directors Plan or the 1994 Plan, options granted prior to termination of those plans continue in effect in accordance with their terms.

        The 2004 Plan, as amended and restated on June 14, 2007, authorizes the Company's board or a committee appointed by the board to grant options to purchase an aggregate of 5,899,800 shares of common stock. The 2004 Plan also contains an evergreen provision pursuant to which the number of shares available under the plan will automatically increase each year, beginning in 2008, according to certain limits set forth in the plan. The aggregate of 5,899,800 shares reflects an increase of 2,500,000 shares that was approved by shareholders at the Company's 2007 annual meeting of shareholders held on June 14, 2007 and an increase of 1,733,134 shares on January 1, 2008, pursuant to the operation of the evergreen provision. The 2004 Plan allows for the issuance of incentive stock options, nonqualified stock options, restricted stock and restricted stock units (RSUs) to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except in the event of earlier termination of employment or service. Option grants for employees with less than one year of service generally become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/36th of the remaining balance over the following three years. Option grants for employees with at least one year of service and employees receiving promotions become exercisable at a rate of 1/48th per month over four years from the grant date.

        During 2008 the Company awarded 91,974 RSUs under the 2004 Plan to non-officer employees as an incentive for future performance. Upon vesting, each RSU is payable with one share of the Company's common stock. The fair value of the RSUs was $3.14 per unit, or approximately $288,000 in total, based upon the closing market price of the Company's common stock on the award date. The RSUs vest based on the achievement of certain performance milestones during 2009 and 2010. The rate of vesting would be 20% in April 2009, 20% in June 2009 and 60% in June 2010 if the milestones are achieved. It is probable that the April 2009 milestone will be achieved and 20% of the RSUs will vest resulting in approximately $58,000 of compensation expense.

        As of December 31, 2008, there were 55,987 shares of common stock available for issuance as new awards under the 2004 Plan. As of January 1, 2009, 1,734,386 additional shares of common stock became available under the 2004 Plan due the automatic annual increase under the evergreen provision. Accordingly, as of January 1, 2009, an aggregate of 1,790,373 shares of common stock were available for issuance as new awards under the 2004 Plan.

        On September 13, 2006, February 7, 2007, February 27, 2007, May 7, 2007 and May 31, 2007, the Company issued stock options to employees and consultants that were subject to shareholder approval of an increase in the number of shares authorized for issuance under the 2004 Plan at the Company's 2007 annual meeting of shareholders. As stated above, shareholders approved the increase in the number of shares authorized for issuance under the 2004 Plan to 4,166,666 shares of common stock, thereby allowing these grants to be effective and exercisable to the extent vested as of June 14, 2007.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Stock-Based Compensation (Continued)

Under the requirements of SFAS 123R, the Company treated these stock options as having a grant date of June 14, 2007.

        The Company modified certain stock options which had been granted to a member of the Company's board of directors, so that such stock options would fully vest as of August 14, 2006, the date that the director retired from the board. No other modifications were made to these stock options. The effect of this modification was a decrease in total stock compensation expense of $101,000 for the year ended December 31, 2006.

        During 2008 the Company modified certain stock options which had been granted to an officer of the Company upon his conversion to consultant status effective with his termination of employment such that any vested options would remain exercisable until the earliest of (a) thirty days after the Company receives approval from the FDA of its NDA for picoplatin, (b) twenty-four months after termination of service, and (c) the option expiration date (as defined in the 2004 Plan) for the options. As a result of this conversion, the Company incurred expense of $50,000 for the outstanding grants during the fourth quarter of 2008.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. This fair value is amortized on a straight-line basis over the requisite service periods for the grants, which is generally the vesting period. The remaining unrecognized compensation cost related to unvested awards at December 31, 2008, was approximately $11,566,000 and the weighted-average period of time over which this cost will be recognized is 2.8 years. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value per share of the Company's stock options granted to employees was estimated to be $2.20, $5.83 and $5.49 for the years ended December 31, 2008, 2007 and 2006, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected term (in years)	4.58	6.38	6.82
Risk-free interest rate	2.26%	5.03%	5.03%
Expected stock price volatility	90%	101%	105%
Expected dividend rate	0%	0%	0%

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Stock-Based Compensation (Continued)

        The Company issues previously authorized but unissued shares of common stock upon exercise of stock options. A summary of option activity as of December 31, 2008 and changes during the three years then ended are as follows (shares and intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	721
Granted	1,046	$6.44
Exercised	(6)	3.17
Forefeited/cancelled/expired	(101)	9.15

Outstanding at December 31, 2006	1,660	10.50

Exercisable at December 31, 2006	587	17.55
Granted	3,283	5.93
Exercised	(6)	3.66
Forefeited/cancelled/expired	(287)	13.14

Outstanding at December 31, 2007	4,650	7.12

Exercisable at December 31, 2007	1,251	9.66
Granted	1,599	3.27
Exercised	(25)	3.61
Forefeited/cancelled/expired	(331)	6.97

Outstanding at December 31, 2008	5,893	6.10	7.9	$103

Exercisable at December 31, 2008	2,583	$7.69	6.8	$—

        Information relating to stock options outstanding and exercisable at December 31, 2008 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.78 - $ 3.66	1,499	8.4	$2.76	499	$3.59
3.72 - 4.66	995	8.7	4.25	259	4.15
4.80 - 6.48	1,259	7.6	5.97	615	6.10
6.77 - 7.17	987	8.4	6.90	407	6.91
7.44 - 15.00	1,050	7.1	9.05	700	9.56
15.42 - 109.50	103	2.5	36.31	103	36.31

	5,893	7.9	6.10	2,583	7.69

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Stock-Based Compensation (Continued)

        No income tax benefit has been recorded for stock option exercises as the Company provides a full valuation allowance because management has concluded it is more likely than not that the net deferred tax asset will not be realized.

        Cash proceeds and intrinsic value related to total stock options exercised during the years ended December 31, 2008, 2007 and 2006 are provided in the following table (in thousands):

	Years Ended December 31,
	2008	2007	2006
Proceeds from stock options exercised	$91	$22	$19
Intrinsic value of stock options exercised	38	6	11

        In connection with various consulting and service contracts, the Company has issued stock options to non-employees. These options are revalued quarterly using the Black-Scholes option-pricing model and the total value of the stock options is recognized as expense over the service period. Stock options to purchase 40,000, 44,998, and 3,333 shares of common stock were granted during 2008, 2007 and 2006, respectively. The Company recorded compensation expense of $119,000, $55,000, and $8,000 during 2008, 2007 and 2006, respectively, due to these grants.

NOTE 9. Shareholders' Equity

        Common Stock Transactions:    In connection with the Company's 2007 public offering, the Company issued approximately 11,849,000 shares of common stock at a purchase price of $6.33 per share. Net proceeds of the public offering, after payment of underwriters' discounts and commissions and offering expenses, were approximately $69,946,000.

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

        As part of the 2006 equity financing, on February 1, 2006, the Company received a $3,460,000 bridge loan from investors in the 2006 equity financing. Pursuant to the bridge loan, the Company issued convertible promissory notes in the principal amount of the loan and five-year warrants to purchase approximately 412,000 shares of common stock at an exercise price of $4.62 per share. The fair value attributable to the warrants using the Black-Scholes option-pricing model was approximately $1,647,000 based upon assumptions of expected volatility of 114%, a contractual term of five years, an expected dividend rate of zero and a risk-free rate of interest of 4.5%. The Company recorded the warrants' fair value as a discount to the promissory notes payable. The convertibility of the promissory notes gave rise to a beneficial conversion feature, which the Company recorded as additional discount on the promissory notes of approximately $1,813,000. The proceeds of the bridge loan were used for working capital pending closing of the 2006 equity financing on April 26, 2006. The convertible promissory notes provided for an interest rate of 8% per annum and, at the closing of the 2006 equity financing, the principal amount of the notes, together with approximately $63,000 of accrued interest

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Shareholders' Equity (Continued)

thereon, automatically converted, at a conversion rate of $4.20 per share, into approximately 839,000 shares of common stock. The Company has registered with the SEC the shares of common stock issued to investors in the 2006 equity financing, including the shares of common stock issuable upon exercise of the related warrants.

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

        During 2008, the Company received approximately $91,000 in net proceeds from the issuance of approximately 25,000 shares of common stock related to the exercises of employee stock options.

        During 2007, the Company received approximately $22,000 in net proceeds from the issuance of approximately 6,000 shares of common stock related to the exercises of employee stock options.

        During 2006, the Company received approximately $19,000 in net proceeds from the issuance of approximately 6,000 shares of common stock related to the exercises of employee stock options.

        Preferred Stock Transactions:    During 2003, the Company issued 1,575 shares of a newly created class of Series B Convertible Preferred Stock with attached warrants to buy 105,000 shares of common stock. As described above, in connection with the 2006 equity financing, the 1,575 shares of Series B shares were converted into 1,591,000 shares of common stock in April 2006. The Series B shares received by the Company were retired and cancelled and are not reissuable. The Company had 205,340 shares of Series 1 Convertible Exchangeable Preferred Stock (Series 1 preferred stock) outstanding at December 31, 2008. Holders of the Series 1 preferred stock are entitled to receive an annual cash dividend of $2.4375 per share if declared by the Board, payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 preferred stock is convertible into 0.19 shares of common stock, subject to adjustment in certain events. The Series 1 preferred stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 preferred stock have no voting rights, except in limited circumstances. Dividends of $500,000 were paid in each of the years 2008, 2007 and 2006, respectively.

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

        Shareholder Rights Plan:    The Company's Shareholder Rights Plan, and all preferred share purchase rights issued there under, expired on April 10, 2006.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Shareholders' Equity (Continued)

        Stock Options:    At December 31, 2008, the Company's Amended and Restated 2004 Incentive Compensation Plan (the 2004 Plan) was the only compensation plan under which options were available for grant. See Note 8 for more details regarding this plan.

        Restricted Stock Units:    The 2004 Plan allows for the award of restricted stock units (RSUs). During 2008 the Company awarded 91,974 RSUs under the 2004 Plan to non-officer employees as an incentive for future performance. See Note 8 for additional details.

        Warrants:    The Company had outstanding warrants to purchase an aggregate of 6,060,000 and 5,947,000 shares of the Company's common stock as of December 31, 2008 and 2007, respectively. The weighted average exercise price of warrants outstanding was $5.51 and $6.09 per share for 2008 and 2007, respectively.

        In connection with the 2008 loan agreement described in Note 6 above, the Company issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of the Company's common stock at an exercise price of $4.297 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $928,000 based upon assumptions of expected volatility of 90%, a contractual term of ten years, an expected dividend rate of zero and a risk-free interest rate of 3.74%. The portion of the loan proceeds allocable to the warrants is approximately $806,000 based on the relative fair value of the warrants, which the Company recorded as additional discount to notes payable. The total of the final loan payments and the proceeds allocated to the warrants of approximately $4,051,000 will be amortized to interest expense using an effective interest rate of 13.8%.

        In connection with the 2006 equity financing, the Company issued five-year warrants to purchase a total of approximately 4,643,000 shares of common stock at an exercise price of $4.62 per share as follows:

  •
  Warrants to purchase approximately 4,231,000 shares of common stock that were issued to investors and became exercisable on April 26, 2006 and, thereafter, are exercisable at any time during their term; and

  •
  Warrants to purchase approximately 412,000 shares of common stock that were issued to investors in connection with the bridge notes that were issued as part of the 2006 equity financing and became exercisable on February 1, 2006 and, thereafter, are exercisable at any time during their term.

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

NOTE 9. Shareholders' Equity (Continued)

from Silicon Valley Bank and Merrill Lynch Capital. The warrants became exercisable upon issuance and are exercisable at any time during their term.

        In connection with an agreement in 2006 for corporate communications services, the Company issued a two-year warrant to purchase approximately 2,000 shares of common stock at an exercise price of $3.66 per share. The Company recorded an expense in the amount of approximately $3,400 for the fair value of the warrant on the date the services were completed. Based upon the Black-Scholes option pricing model, the grant date fair value of the warrant was $2.06 per share using assumptions of expected volatility of 105%, contractual term of two years, expected dividend rate of zero and a risk-free interest rate of 4.8%. The warrant became exercisable upon issuance and was exercisable at any time during its term. This warrant expired without any exercises or redemptions on September 13, 2008.

        In connection with a 2005 financing, the Company issued five-year warrants to purchase approximately 278,000 shares of common stock at an exercise price of $9.54 per share. The warrants became exercisable on September 3, 2005 and, thereafter, are exercisable at any time during their term. In payment of placement agent fees for the 2005 financing, the Company issued a five-year warrant to purchase approximately 42,000 shares of common stock at an exercise price of $9.54 per share. The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells (other than in connection with certain permitted transactions, such as strategic collaborations and acquisitions approved by the board) shares of common stock at a price lower than the then-current exercise price of the warrants. The shares of common stock issuable upon exercise of the 2005 financing warrants have been registered with the SEC.

        In connection with a 2004 financing, the Company issued five-year warrants to purchase approximately 557,000 shares of common stock, at an exercise price of $11.58 per share. The warrants became exercisable on February 23, 2004 and, thereafter, are exercisable at any time during their term. The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells shares of common stock at a price lower than the then-current exercise price of the warrants. In payment of placement agent fees for the 2004 financing, the Company issued three-year warrants to purchase approximately 6,000 shares of common stock at an exercise price of $33.24 per share. The Company recorded a charge to general and administrative expense of $118,000 for the fair value of the warrants on February 23, 2004. Based upon the Black-Scholes option-pricing model, the fair value of the warrants was $20.28 per share using assumptions of expected volatility of 124%, contractual terms of three years, expected dividend rate of zero, and a risk-free rate of interest of 2.2%. These warrants expired without any exercises or redemptions on February 23, 2009.

        In connection with the sale of its Series B preferred stock in 2003, the purchasers of the Series B preferred stock received five-year warrants to purchase approximately 105,000 shares of common stock, at an exercise price of $36.00 per share. The warrants became exercisable on June 3, 2004. The warrants were redeemable at the election of the Company at any time after December 3, 2005, if the volume-weighted average price of the underlying common stock for each trading day over a period of 20 consecutive trading days was equal to or greater than $51.00 per share, subject to adjustment. The shares of common stock issuable upon exercise of the warrants were registered with the SEC. These warrants expired without any exercises or redemptions on December 3, 2008.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Picoplatin License and Amendment

        The Company has entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at the Company's cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time up-front payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated sharing of sublicense revenues with Genzyme.

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

        The Company determined the original useful life of the picoplatin intangible asset in accordance with the requirements of the FASB SFAS No. 142, "Goodwill and Other Assets." The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the twelve years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in satisfaction of the expected use and legal life provisions of SFAS No. 142, and is amortizing the initial $2,000,000 license payment over this twelve year useful life beginning April 2004. The Company concluded that no change in the twelve-year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, continuing to amortize the initial $2,000,000 license payment over the twelve year useful life and is amortizing the license amendment payment of $10,000,000 over the remainder of the twelve year useful life of the picoplatin intangible asset.

        Licensed products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 less accumulated amortization of $3,193,000 and $1,979,000 at December 31, 2008 and 2007, respectively. The Company recognized amortization expense of $1,215,000 in each of the years

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Picoplatin License and Amendment (Continued)

ended December 31, 2008 and 2007. The estimated annual amortization expense for licensed products is approximately $1,215,000 for each of the years 2009 through 2013.

NOTE 11. Federal Income Taxes

        Temporary differences and carryforwards giving rise to deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2008	2007
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$38,104	$31,525
Research and experimentation credit carryforwards	2,030	1,444
Capitalized research and development	19,768	12,995
Stock compensation	3,362	572
Property and equipment	6	(11)
Other	1,768	704

Net deferred tax assets	65,038	47,229

Deferred tax assets valuation allowance	(65,038)	(47,229)

Net deferred income taxes	$—	$—

        The Company has established a valuation allowance equal to the amount of its net deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of its deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased by $17,809,000 in 2008 and $11,542,000 in 2007.

        In April 2006, the Company experienced a significant change to its capital structure which resulted in an ownership change, as defined under Section 382 of the IRC. Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383, respectively. This limitation resulted in the loss of approximately $93,300,000 (approximately $31,700,000 in tax benefits) of the Company's net operating loss carryforwards and $9,100,000 of the Company's research and development credit carryforwards. Accordingly, the deferred tax asset and related valuation allowance associated to these carryforwards were reduced in 2006 by approximately $40,800,000.

        At December 31, 2008, the Company's net operating loss carryforwards consisted of approximately $109,553,000 for federal taxes (net of the impact of the above referenced change in ownership under IRC Section 382) and approximately $14,677,000 for state taxes, which expire from 2009 through 2028 and from 2015 through 2018, respectively. Research and experimentation credits expire from 2009 to 2028. Future changes in the Company's ownership could result in additional limitations on the Company's ability to utilize its remaining net operating loss carryforwards and research and experimentation credit carryforwards.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Federal Income Taxes (Continued)

        Approximately $20,771,000 of the Company's net operating loss carryforwards at December 31, 2008, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48), supplemented by FASB Financial Staff Position FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," issued May 2, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Due to the Company's full valuation allowance against its deferred tax assets, coupled with the Section 382 limitation on prior years' net operating loss carryforwards (as discussed above), there are no material unrecognized tax benefits as of December 31, 2008 or December 31, 2007.

        Historically, the Company has not incurred any material interest or penalties associated with tax matters and no material interest or penalties were recognized during the year ended December 31, 2008. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as income tax expense when incurred. The Company is subject to income taxes in the U.S. federal and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years that remain open for examination include 2005, 2006, 2007 and 2008. In addition, tax years from 1993 to 2004 may be subject to examination in the event that the Company utilizes the net operating loss carryforwards from those years in its current or future tax returns.

NOTE 12. Restructuring

        In May and June 2005, the Company restructured its operations and reduced its workforce by approximately 50% in connection with the implementation of its plan to discontinue its skeletal targeted radiotherapy (STR) development program and refocus its resources on the development of picoplatin. The employees terminated as part of the reduction of staff were no longer with the Company at December 31, 2005 and did not provide future services to the Company. The Company incurred termination benefits charges totaling $892,000 related to the reduction in staff in May and June 2005. Of this amount, $250,000 remained unpaid as of December 31, 2005 and was included in accrued expenses in the consolidated balance sheet as of December 31, 2005. This amount was paid during 2006. The Company incurred additional non-employee charges totaling $612,000 related to the discontinuation of its STR clinical trials and the closure of its radiopharmaceutical manufacturing plant and STR research facilities, primarily consisting of contract termination and decommissioning costs. The Company recorded additional charges of $237,000 for decommissioning costs during the third and fourth quarters of 2005 due to anticipated increased waste disposal costs at its radiopharmaceutical manufacturing plant in Denton, Texas and anticipated increased STR study finalization costs. Total non-employee charges totaled $849,000. Of this amount, $217,000 remained unpaid as of December 31, 2005 and was included in accrued expenses in the consolidated balance sheet as of December 31, 2005. This amount was paid during 2006.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Restructuring (Continued)

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

        The following table summarizes the change in the restructuring accrual from initial recognition through December 31, 2006, after which there were no accrued restructuring charges payable:

Description	Initial Restructuring Charge	Adjustment of Restructuring Charge	Adjusted Restructuring Charge	Payment of Restructuring Obligations	Accrued Restructuring Charge as of Dec. 31, 2005	Payment of Restructuring Obligations	Accrued Restructuring Charge as of Dec. 31, 2006
Employee termination benefits	$892,000	$—	$892,000	$(642,000)	$250,000	$(250,000)	$—

Contract termination costs	378,000	(10,000)	368,000	(366,000)	2,000	(2,000)	—
Other termination costs	234,000	247,000	481,000	(266,000)	215,000	(215,000)	—

Sub-total	612,000	237,000	849,000	(632,000)	217,000	(217,000)	—

Total	$1,504,000	$237,000	$1,741,000	$(1,274,000)	$467,000	$(467,000)	$—

NOTE 13. Asset Impairment Loss

        In June 2005, the Company recognized an asset impairment loss of $3,346,000 on certain facilities and equipment resulting from the Company's termination of its STR development program. The loss on the Denton manufacturing facility and related equipment was determined based on an appraisal study commissioned by the Company, as well as management reviews with the assistance of outside commercial real estate brokers. The Company used a fair value of $3,300,000 for the Denton facility in determining the impairment loss. This valuation was the result of weighting the range of values in the appraisal study, which varied from $3,100,000 to $5,000,000. The loss on the equipment at the Seattle facility was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are reported in Assets Held for Sale in current assets and other non-current assets on the consolidated balance sheets as of December 31, 2005 and 2006. All equipment in current Assets Held for Sale was disposed of as of December 31, 2006. Given the inherent uncertainty of the timing of the sale of the Denton facility, the Company classified this asset as non-current as of December 31, 2006.

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

NOTE 13. Asset Impairment Loss (Continued)

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

NOTE 14. Related Party Transactions

        Entities affiliated with Bay City Capital Management IV LLC (Bay City Management) beneficially owned an aggregate of approximately 15.7% of the Company's common stock outstanding on December 31, 2008. Fred B. Craves and Carl S. Goldfischer, managing directors of Bay City Capital LLC (BCC), an affiliate of Bay City Management, serve on the Company's board of directors. Entities affiliated with MPM Capital (MPM) owned an aggregate of approximately 21.9% of the Company's outstanding common stock as of December 31, 2008. Nicholas J. Simon III, a director of the Company, is a general partner of certain of the MPM entities that hold those shares. The Company has agreed, for as long as MPM owns at least 10% of the shares of common stock and warrants purchased by MPM in the 2006 equity financing, to use its best efforts to cause one person designated by MPM and one person designated by mutual agreement of MPM and BCC to be nominated and elected to the Company's board of directors. Mr. Simon serves as MPM's designee on the Company's board. MPM and BCC have not named the other designee.

NOTE 15. Employee Benefit Plan

        The Company sponsors a 401(k) plan that covers substantially all employees. In its sole discretion, the Company may make contributions to the plan on a percentage of participants' contributions. The Company made contributions of approximately $19,000, $15,000, and $9,000 for the years ended

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Employee Benefit Plan (Continued)

December 31, 2008, 2007 and 2006, respectively. The Company has no other post-employment or post-retirement benefit plans.

NOTE 16. Unaudited Quarterly Data

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$—	$—	$—	$—
Operating expenses	10,519	12,874	12,407	13,357
Net loss	(9,855)	(12,531)	(12,237)	(13,942)
Net loss applicable to common shares	(9,980)	(12,656)	(12,362)	(14,067)
Net loss per common share:
Basic	(0.29)	(0.36)	(0.36)	(0.41)
Diluted	(0.29)	(0.36)	(0.36)	(0.41)
2007
Revenues	$—	$—	$—	$—
Operating expenses	7,900	9,190	7,856	10,407
Net loss	(7,729)	(8,528)	(6,959)	(9,566)
Net loss applicable to common shares	(7,854)	(8,653)	(7,084)	(9,691)
Net loss per common share:
Basic	(0.34)	(0.28)	(0.20)	(0.28)
Diluted	(0.34)	(0.28)	(0.20)	(0.28)

        Note: Net loss per common share, basic and diluted, may not add to net loss per common share for the year due to rounding.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2008 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. The Company's internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, a registered independent public accounting firm, as stated in its report set forth in Item 8, "Financial Statements and Supplementary Data," on page 51, under the caption "Report of Independent Registered Public Accounting Firm."

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

Item 9B.    OTHER INFORMATION

        Not Applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Directors.    The information required by this item is incorporated herein by reference to the sections captioned "Election of Directors" and "Board of Directors and Corporate Governance" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

        (b)    Executive Officers.    The information concerning our executive officers is set forth in Item 1 of this report under the heading "Our Executive Officers."

        (c)    Compliance with Section 16(a) of the Exchange Act.    The information required by this item is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

        (d)    Code of Ethics.    The information required by this item is incorporated herein by reference to the section captioned "Board of Directors and Corporate Governance " in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

        (e)    Audit Committee.    The information required by this item is incorporated herein by reference to the section captioned "Board of Directors and Corporate Governance " in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation" and "Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table presents information as of December 31, 2008 with respect to our compensation plans, including individual compensation arrangements, under which equity securities of the company are authorized for issuance to employees and non-employees of the company, such as directors, lenders, consultants, and advisors:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Oustanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
Equity Compensation Plans Approved by Shareholders(1)	5,893,071	$6.10	55,987
Equity Compensation Plans Not Approved by Shareholders(2)	6,060,128	$5.51	—

Total	11,953,199	$5.80	55,987

    (1)
    Includes the Company's 1991 Stock Option Plan for Non-Employee Directors (Directors Plan), the 1994 Stock Option Plan (1994 Plan) and the Amended and Restated 2004 Incentive Compensation Plan (2004 Plan). The Directors Plan was terminated on March 31, 2005 and the 1994 Plan was terminated on February 17, 2004. Accordingly, no further equity derivative securities can be issued under the Directors and 1994 Plans. For a description of the 2004 Plan, see Note 8 to the notes to the consolidated financial statements in Item 8 of this report.

    (2)
    Reflects a warrant issued for placement agent services in connection with our 2006 equity financing and warrants issued to financial institutions participating in our term loan facility. For a description of these warrants, see Note 9 to the notes to the consolidated financial statements in Item 8 of this report.

    (3)
    All shares remaining available for issuance under equity compensation plans are issuable under our 2004 Plan. The 2004 Plan contains an evergreen provision, pursuant to which the number of shares available under the plan will automatically increase on the first day of each of the Company's fiscal years beginning in 2008. The number of additional shares made available each year is equal to the least of (i) 3,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the end of the Company's immediately preceding fiscal year, (iii) any lesser number of shares determined by the Company's board of directors, or (iv) a number of shares that, when added to the sum of (x) the number of shares subject to outstanding awards under the 2004 Plan as of the end of the Company's immediately preceding fiscal year (other than awards not subject to vesting or forfeiture conditions) and (y) the number of shares that could be made subject to outstanding awards as of the end of the Company's immediately preceding fiscal year, does not exceed 20% of the outstanding shares of common stock on a fully diluted basis as of the end of the Company's immediately preceding fiscal year. Any additional shares made available under the evergreen provision shall continue to be available for issuance under the 2004 Plan for subsequent years. Giving effect to the evergreen provision of the 2004 Plan, as of January 1, 2009, the aggregate number of common shares available for issuance as new awards was 1,790,373 shares.

        Other information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the sections captioned "Certain Relationships and Related Transactions with Management" and "Board of Directors and Corporate Governance" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the sections captioned "Independent Registered Public Accounting Firm" and "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 24, 2009, to be filed with the Commission not later than 120 days after December 31, 2008.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (1) Financial Statements—See Index to Financial Statements.

  (2)
  Financial Statement Schedules—Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (3)
  Exhibits—See Exhibit Index beginning on page 88 of this Annual Report on Form 10-K.

  (b)
  Exhibits—See Exhibit Index beginning on page 88 of this Annual Report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
By:	/s/ GREGORY L. WEAVER Gregory L. Weaver Chief Financial Officer and Senior Vice President, Finance

Date: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:

Name	Title	Date

/s/ GERALD MCMAHON Gerald McMahon	Chairman and Chief Executive Officer	March 16, 2009
/s/ RONALD A. MARTELL Ronald A. Martell	Director, President and Chief Operating Officer	March 16, 2009
/s/ GREGORY L. WEAVER Gregory L. Weaver	Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)	March 16, 2009
/s/ FRED B. CRAVES Fred B. Craves	Director	March 16, 2009
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 16, 2009
/s/ CARL S. GOLDFISCHER Carl S. Goldfischer	Director	March 16, 2009

Name	Title	Date

/s/ ROBERT M. LITTAUER Robert M. Littauer	Director	March 16, 2009
/s/ DAVID R. STEVENS David R. Stevens	Director	March 16, 2009
/s/ NICHOLAS J. SIMON III Nicholas J. Simon III	Director	March 16, 2009
/s/ ROBERT S. BASSO Robert S. Basso	Director	March 16, 2009
/s/ MICHAEL K. JACKSON Michael K. Jackson	Principal Accounting Officer	March 16, 2009

 EXHIBIT INDEX**

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(N)
3.2	Restated Bylaws, as amended March 28, 2006	(V)
10.1	1991 Stock Option Plan for Non-Employee Directors, as amended(‡)	(E)
10.2	Restated 1994 Stock Option Plan(‡)	(F)
10.3	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan(‡)	(M)
10.4	2004 Incentive Compensation Plan, as amended and restated June 14, 2007(‡)	(B)
10.5	Stock Option Grant Program for Nonemployee Directors under the 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(X)
10.6	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan, as amended June 14, 2007(‡)	(D)
10.7	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan(‡)	(O)
10.8	Stock Option Agreement, dated December 19, 2000, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I)
10.9	Stock Option Agreement, dated January 17, 2001, between NeoRx Corporation and Carl S. Goldfischer(‡)	(I)
10.10	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)
10.11	Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Y)
10.12	Facilities Lease dated February 15, 2002, between NeoRx Corporation and Selig Real Estate Holdings Six	(A)
10.12.1	Amendment to Lease dated November 21, 2008, between the Company and Selig Holdings Company, LLC	(S)
10.13	Indemnification Agreement(‡)	(H)
10.14	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Gerald McMahon(‡)	(Z)
10.15	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Gerald McMahon(‡)	(Z)
10.16	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Ronald A. Martell(‡)	(Z)
10.17	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Ronald A. Martell(‡)	(Z)
10.18	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Robert De Jager(‡)	(Z)
10.19	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Robert De Jager(‡)	(Z)

Exhibit	Description
10.20	Letter Agreement dated as of January 29, 2008, between the Company and Robert L. De Jager(‡)	(T)
10.21	Amended and Restated Key Executive Severance Agreement dated as of February 18, 2009, between the Company and Gregory L. Weaver(‡)	(Z)
10.22	Amended and Restated Change of Control Agreement dated as of February 18, 2009, between the Company and Gregory L. Weaver(‡)	(Z)
10.23	Letter Agreement dated as of February 3, 2009, between the Company and Gregory L. Weaver(‡)	(Z)
10.24	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Cheni Kwok(‡)	(Z)
10.25	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Cheni Kwok(‡)	(Z)
10.26	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Anna Wight(‡)	(Z)
10.27	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Anna Wight(‡)	(Z)
10.28	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Janet Rea(‡)	(Z)
10.29	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Janet Rea(‡)	(Z)
10.30	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Michael K. Jackson(‡)	(Z)
10.31	Form of Directors' Indemnification Agreements(‡)	(K)
10.32	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W)
10.33	Amended and Restated Loan and Security Agreement dated as of September 2, 2008, by and among the Company, GE Business Financial Services Inc. and Silicon Valley Bank	(J)
10.34	Commercial Picoplatin Active Pharmaceutical Ingredient Manufacturing Agreement between the Company and W.C. Heraeus GmbH, dated as of March 24, 2008. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.	(J)
10.35	Separation/Consulting Agreement and General Release, dated as of November 21, 2008, by and between David A. Karlin and the Company.(‡)	(S)
10.36	Commercial Supply Agreement between the Company and Baxter Oncology GmbH, dated as of November 22, 2008. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.	(Z)
23.1	Consent of KPMG LLP	(Z)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(Z)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(Z)
32.1	Section 1350 Certification of Chief Executive Officer	(Z)

Exhibit	Description
32.2	Section 1350 Certification of Chief Financial Officer	(Z)

(‡)
Management contract or compensatory plan

(A)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(B)
Incorporated by reference to Annex A of the Company's definitive proxy statement on Schedule 14A filed May 8, 2007.

(C)
Reserved.

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
Reserved.

(H)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(I)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(J)
Filed as an exhibit to the Company's Current Report on Form 8-K filed on September 6, 2008, and incorporated herein by reference.

(K)
Filed as an exhibit to the Company's Current Reports on Form 8-K filed on April 28, 2006, June 27, 2006 and May 9, 2007, and incorporated herein by reference.

(L)
Reserved.

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
Reserved.

(Q)
Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)
Reserved.

(S)
Filed as an exhibit to the Company's Current Report on Form 8-K filed November 26, 2008, and incorporated herein by reference.

(T)
Filed as an exhibit to the Company's Current Report on Form 8-K/A filed February 11, 2008, and incorporated herein by reference.

(U)
Reserved.

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

(Z)
Filed herewith.

**
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties of each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreements and

•
should not be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate;

•
have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•
may apply standards of materiality in a way that is different from what may be viewed as material to you and other investors; and

•
were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs of as of the date they were made or any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings which are available without charge through the SEC's website at http://www.sec.gov. See "Where You Can Find Other Information."