Form 10-Q
period 2009-03-31
PONIARD PHARMACEUTICALS, INC.
filed 2009-05-11
CIK 755806

Use these links to rapidly review the document
TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 1, 2009, 34,705,911 shares of the registrant's common stock, $.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,541	$44,144
Cash—restricted	281	281
Investment securities	31,095	28,611
Prepaid expenses and other current assets	1,041	977

Total current assets	60,958	74,013
Facilities and equipment, net of depreciation of $1,122 and $1,319	387	1,123
Other assets	270	289
Licensed products, net	8,503	8,807

Total assets	$70,118	$84,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,499	$604
Accrued liabilities	9,110	10,688
Current maturities of note payable	8,561	7,886

Total current liabilities	19,170	19,178

Long-term liabilities:
Note payable obligation, net of current portion and discount of $2,614 and $2,980	15,128	17,407

Total long-term liabilities	15,128	17,407

Shareholders' equity:
Preferred stock, $.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding (entitled in liquidation to $5,300 and $5,175)	4	4
Common stock, $.02 par value, 200,000,000 shares authorized:
34,687,724 shares issued and outstanding	694	694
Additional paid-in capital	409,239	409,244
Accumulated deficit, including other comprehensive loss of $353 and $354	(374,117)	(362,295)

Total shareholders' equity	35,820	47,647

Total liabilities and shareholders' equity	$70,118	$84,232

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$—	$—

Operating expenses:
Research and development	8,104	6,336
General and administrative	3,084	4,183
Restructuring	468	—
Asset impairment loss	588	—

Total operating expenses	12,244	10,519

Loss from operations	(12,244)	(10,519)
Other income (expense), net	(706)	664

Net loss	(12,950)	(9,855)
Preferred stock dividends	(125)	(125)

Net loss applicable to common shares	$(13,075)	$(9,980)

Net loss per share applicable to common shares - basic and diluted	$(0.38)	$(0.29)

Weighted average common shares outstanding - basic and diluted	34,688	34,681

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,950)	$(9,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	393
Amortization of discount on notes payable	386	171
(Amortization) accretion of (discount) premium on investment securities	81	(213)
Asset impairment loss	588	—
Restructuring	357	—
Stock options and warrants issued for services	8	(5)
Stock-based employee compensation	1,293	2,358
Change in operating assets and liabilities:
Prepaid expenses and other assets	(19)	(255)
Accounts payable	884	(133)
Accrued liabilities	(2,088)	406

Net cash used in operating activities	(11,052)	(7,133)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	14,650	26,700
Purchases of investment securities	(17,217)	(13,094)
Facilities and equipment purchases	(13)	(53)

Net cash provided by (used in) investing activities	(2,580)	13,553

Cash flows from financing activities:
Repayment of principal on notes payable	(1,971)	(1,032)
Proceeds from stock options and warrants exercised	—	91

Net cash used in financing activities	(1,971)	(941)

Net increase (decrease) in cash and cash equivalents	(15,603)	5,479

Cash and cash equivalents:
Beginning of period	44,144	29,335

End of period	$28,541	$34,814

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$125	$125
Supplemental disclosure of cash paid during the period for:
Interest	$489	$195

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

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, and available on the SEC's website, www.sec.gov.

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

        The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the expected operating results for the full year.

        Reclassifications:    Certain balances and results from prior years have been reclassified to conform to the Company's current year presentation. The Company's reclassifications had no effect on net earnings or shareholders' equity.

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

        Going concern:    The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of March 31, 2009, the Company had net working capital of $41,788,000 and had an accumulated deficit of $374,117,000 with total shareholders' equity of $35,820,000.

        The Company's current loan facility contains covenants that restrict certain financing activities by the Company and require the Company to maintain a minimum amount of unrestricted cash (see Note 4 for further details). Taking into account the minimum unrestricted cash requirement and the Company's projected operating results, the Company believes that its current cash, cash equivalents and investment security balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's ongoing clinical trials, there is no assurance that the Company can achieve its projected operating results. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1. Basis of presentation (Continued)

be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is developing plans to address the Company's liquidity needs, including raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities and entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions and taking other actions to limit the Company's expenditures. There can be no assurance that the Company can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to the Company or to its lenders.

Note 2. Fair value measurements

        The Company holds available-for-sale securities that are measured at fair value which is determined on a recurring basis. These securities are classified within Level 2 of the fair value hierarchy prescribed by Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," because the value of the securities is based on quoted market prices or broker/dealer quotations for similar securities.

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

  •
  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2. Fair value measurements (Continued)

        The following tables present a summary of the Company's assets and liabilities at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Investment securities	$31,095	$—	$31,095	$—

Total	$31,095	$—	$31,095	$—

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Investment securities	$28,611	$—	$28,611	$—

Total	$28,611	$—	$28,611	$—

Note 3. Investment securities

        Investment securities consisted of the following at March 31, 2009 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$20,916	$22	$(368)	$20,570
Federal government and agency securities	10,532	2	(9)	10,525

	$31,448	$24	$(377)	$31,095

Net unrealized loss			$(353)

Maturity:
Less than one year	$31,448			$31,095

	$31,448			$31,095

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3. Investment securities (Continued)

        Investment securities consisted of the following at December 31, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities	$23,967	$26	$(382)	$23,611
Federal government and agency securities	4,998	2	—	5,000

	$28,965	$28	$(382)	$28,611

Net unrealized loss			$(354)

Maturity:
Less than one year	$27,912			$27,561
Due in 1-2 years	1,053			1,050

	$28,965			$28,611

        As of March 31, 2009, the Company held a debt security issued by American General Finance Corporation (AGFC), a wholly-owned subsidiary of American International Group, Inc. (AIG), with a par value of $1,200,000, coupon rate of 3.875%, amortized cost of approximately $1,197,000 and maturity date of October 1, 2009. The market value for this security as of March 31, 2009, based on Level 2 inputs as described in SFAS No. 157, was approximately $849,000, resulting in an unrealized loss of approximately $348,000. This unrealized loss has resulted from downgrades from various ratings agencies since September 2008. The Company's management has concluded that the unrealized loss on the AGFC debt security, and the other debt securities that it holds, is temporary due to (a) the relatively short duration of the decline in value of the investments; (b) the assessment of the Company's management that it is probable that all contractual amounts under the debt securities will be received and (c) the Company's intent and ability to hold the securities until at least substantially all of the cost is recovered.

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

        The loan agreement provides for a $27,600,000 senior secured term loan facility (loan facility) to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance in the amount of $10,000,000 (cash portion), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The cash portion of the initial term loan advance and the proceeds of the second term loan advance will be used to fund the Company's clinical trials and for general

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 4. Note payable (Continued)

corporate purposes. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $675,000 to GE Business Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. All final payment amounts will be accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company.

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

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include, nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement.

Note 5. Restructuring and asset impairment

        Effective March 31, 2009, the Company implemented a strategic restructuring plan to refocus its cash resources on clinical and commercial development of picoplatin, resulting in the discontinuation of the Company's preclinical research operations and reducing its workforce by approximately 12%, or eight employees. The Company incurred severance charges totaling $296,000 related to the reduction in staff. Of this amount, $185,000 remained unpaid as of March 31, 2009, and is payable within one year. The Company incurred additional charges totaling approximately $172,000 related to the closure of its lab facilities in South San Francisco, CA. Of this amount, $6,000 was incurred as share-based

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5. Restructuring and asset impairment (Continued)

compensation expense, $12,000 was a write-off of prepaid expenses, and $154,000 remained unpaid as of March 31, 2009, and is payable within one year.

        The following table summarizes the impact of the restructuring charges through March 31, 2009 (in thousands):

Description	Initial Restructuring Charge	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2009
Employee termination benefits	$296	$(111)	$185

Contract termination costs	125	—	125
Other termination costs	47	(18)	29

Sub-total	172	(18)	154

Total	$468	$(129)	$339

        In conjunction with the decision to discontinue the Company's preclinical research operations, the Company recognized an asset impairment loss of $588,000 on certain facilities and equipment related to the lab in South San Francisco, CA. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

        The following table summarizes information related to the impairment charges (in thousands):

So. San Francisco Lab Equipment & Leasehold Improvements
Impairment Loss	$588

Impaired Carrying Value as of March 31, 2009	$57
Disposals of Assets	—

Post Impairment Carrying Value as of March 31, 2009	$57

Note 6. Picoplatin license and amendment

        The Company has entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at the Company's cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time up-front payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6. Picoplatin license and amendment (Continued)

amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated the sharing of sublicense revenues with Genzyme.

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

        The Company determined the original useful life of the picoplatin intangible asset in accordance with the requirements of the Financial Accounting Standards Board's (FASB) SFAS No. 142, "Goodwill and Other Intangible Assets." The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the twelve years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in satisfaction of the expected use and legal life provisions of SFAS No. 142, and is amortizing the initial $2,000,000 license payment over this twelve year useful life beginning in April 2004. The Company concluded that no change in the twelve-year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, continuing to amortize the initial $2,000,000 license payment over the twelve year useful life and is amortizing the license amendment payment of $10,000,000 over the remainder of the twelve year useful life of the picoplatin intangible asset.

        Licensed products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 and net of accumulated amortization of $3,497,000 and $3,193,000 at March 31, 2009 and December 31, 2008, respectively.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 7. Net loss per common share

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

	Three Months Ended March 31,
	2009	2008
Common stock options	5,841,041	5,182,065
Performance-based restricted stock units	93,604	—
Common stock warrants	5,496,651	5,946,876

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2009 and 2008, respectively, because the effect of including such shares would not be dilutive.

Note 8. Stock-based compensation

        A summary of the fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at March 31, 2009	2,706	$7.55	7.9	$15

        The Company recorded the following amounts of stock-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development expense	$320	$433
General and administrative expense	973	1,925

Total	$1,293	$2,358

        The compensation expense for the three months ended March 31, 2008 includes the grant of stock options in the first quarter to Company officers to purchase an aggregate of 460,000 shares of common stock. Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 8. Stock-based compensation (Continued)

equal monthly installments over four years from the date of grant and vest 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its annual incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company's board of directors. Based on the overall achievement of corporate goals in 2007 the equity awards subcommittee accelerated vesting with respect to 20% of the shares subject to the seven-year vesting schedule in the first quarter of 2008. As of March 31, 2009, the cumulative accelerated vesting equals 60% of the shares subject to the seven-year vesting schedule.

        No income tax benefit has been recorded for stock option expense as the Company has a full valuation allowance and management has concluded it is more likely than not that the Company's net deferred tax assets will not be realized. As of March 31, 2009, total unrecognized costs related to employee stock compensation was $11,147,000, which is expected to be recognized over a weighted average period of approximately three years.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2009	2008
Expected term (in years)	4.9	4.3
Risk-free interest rate	1.86%	2.91%
Expected stock price volatility	95%	90%
Expected dividend rate	0%	0%

Note 9. Comprehensive loss

        The Company's comprehensive loss for the three months ended March 31, 2009 and 2008 is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$12,950	$9,855
Net unrealized loss (gain) on investment securities	(1)	13

Comprehensive loss	$12,949	$9,868

Note 10. Recent accounting pronouncements

        In April 2009, the FASB issued FASB Staff Position (FSP) No. SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). This FSP amends SFAS 157 and supersedes FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP FAS 157-3). According to the FSP, an entity should consider several factors to determine whether there has been a significant decrease in the volume and level of activity

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 10. Recent accounting pronouncements (Continued)

for the asset or liability when compared with normal market activity for the asset or liability. If an entity concludes, based on the weight of the evidence, there has been a significant decrease in volume and level of activity then transactions or quoted prices may not be determinative of fair value, thus requiring further analysis to determine whether the prices are based on orderly transactions. Based on the available evidence, an entity must determine whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on this determination as well as the sufficiency of information available to make the determination. In addition to the accounting guidance, the FSP also amends FAS 157 disclosure requirements to require in interim periods the disclosure of the inputs and valuation techniques used to measure fair value and any changes in inputs and techniques during the period. The FSP also requires that the disclosures of FAS 157 be presented for debt and equity securities by major security type, based on the nature and risks of the security. The FSP will be effective for interim periods beginning April 1, 2009 and shall be applied prospectively. The Company is currently evaluating this FSP and its impact, if any, on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). This FSP relates to fair value disclosures for any financial instruments that are not reflected on the balance sheet of public companies at fair value. The FSP requires that for interim reporting periods, a company must (1) disclose the fair value of all financial instruments for which it is practicable to estimate that value, (2) present the fair value together with the related carrying amount reported on the balance sheet, and (3) describe the methods and significant assumptions used to estimate fair value and any changes in the methods and significant assumptions during the period. The FSP will be effective for interim periods beginning April 1, 2009. The Company is currently evaluating this FSP and its impact, if any, on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the existing guidance regarding the recognition of other-than-temporary impairment (OTTI) for debt securities. If the fair value of a debt security is less than its amortized cost basis, an entity must assess whether the impairment is other than temporary. If an entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis, an OTTI shall be considered to have occurred and the entire difference between the amortized cost basis and the fair value must be recognized in earnings. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is now recognized in other comprehensive income under the new guidance. In periods in which OTTI is determined, the total OTTI shall be presented in the statement of earnings as well as the offset for the amount that was recognized in other comprehensive income under the new FSP. Amounts recognized in accumulated other comprehensive income for which a portion of an OTTI has been recognized in earnings must also be presented separately. The FSP will be effective for the Company's existing and new investments as of April 1, 2009. The Company is currently evaluating this FSP and its impact, if any, on the Company's consolidated financial statements.

PONIARD PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 10. Recent accounting pronouncements (Continued)

        In June 2008, the FASB ratified the consensus opinion in EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity's own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity's own stock. The approach includes evaluating (1) the instrument's contingent exercise provisions, if any, and (2) the instrument's settlement provisions. Companies that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments are affected by EITF Issue 07-5. If a financial instrument is shown not to be indexed solely to its issuing company's stock, it is required to be classified as a liability and re-measured at fair value at each reporting period, with changes in fair value recognized in operating results. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In connection with a 2005 financing, the Company issued five-year warrants to purchase approximately 320,000 shares of common stock at an exercise price of $9.54 per share (2005 financing warrants). The warrants contain provisions requiring the adjustment of the exercise price and number of shares issuable if the Company sells shares of common stock at a price lower than the then-current exercise price of the warrants. Under the EITF, these warrants are not considered indexed to the Company's stock and are therefore subject to the liability and fair value re-measurement provisions of the EITF. The Company adopted EITF 07-5 on January 1, 2009, resulting in reductions in both additional paid in capital and accumulated deficit of approximately $1,255,000 to record the cumulative effect of adopting EITF 07-5 when applied to the 2005 financing warrants. The fair values of the liability recorded with respect to the 2005 financing warrants were $57,000 and $54,000 as of January 1, 2009 and March 31, 2009, respectively, resulting in a credit of $3,000 to other income for the three months ended March 31, 2009.

Note 11. Commitments and Contingencies

        The Company entered into a picoplatin active pharmaceutical ingredient (API) commercial supply agreement with W.C. Heraeus (Heraeus) in March 2008. Under this agreement Heraeus will produce picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, estimated to be approximately $1,300,000, will be reimbursed by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of March 31, 2009, Heraeus had completed partial construction of the dedicated equipment that represented approximately $912,000 of cost. Because the Company is not under a present obligation to pay this amount and the agreement is not under any potential circumstance of default or termination, it is not probable that a financial liability exists for this amount as of March 31, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance and are subject to change based on various important factors, many of which are beyond our control. In some cases, you can identify forward-looking statements by terminology such as "currently," "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "target," "estimate," "predict," "potential," "propose" or "continue," the negative of these terms or other terminology. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties that are difficult to predict. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Risk Factors." These and other factors may cause our actual results to differ materially from any forward-looking statements contained in this report or otherwise made by us.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

  Revenues

        We had no revenue for the quarters ended March 31, 2009 and 2008.

  Research and Development

        Research and development expenses increased 28% to $8.1 million during the first quarter of 2009. Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2009	2008	% Change
	($ in thousands)
Research	$749	$677	11%
Contract manufacturing	962	632	52%
Clinical	6,065	4,598	32%
Share-based compensation	328	429	(24)%

Total	$8,104	$6,336	28%

        Research expenses include, among other things, personnel, occupancy and external laboratory expenses associated with the discovery and identification of new therapeutic agents for the treatment of cancer. Research expenses also include research activities associated with our product candidate, picoplatin, including formulation and in vitro and in vivo studies. Research expenses increased 11% to

$0.7 million during the first quarter of 2009, primarily due to higher outside laboratory costs. We expect research expenses to decrease significantly during the balance of 2009 due to our strategic restructuring effective March 31, 2009, pursuant to which we discontinued our in-house research operations and reduced our workforce by approximately 12 percent.

        Contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, in addition to drug product stability and toxicology studies. Contract manufacturing costs increased 52% to $1.0 million during the first quarter of 2009, due to increased costs resulting from increased drug production activity.

        Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs, including clinical research organization charges, principal investigator fees, clinical site expenses and regulatory activities associated with conducting human clinical trials. Clinical expenses also include quality control and assurance activities, such as storage and shipment services for our drug product candidates. Clinical costs increased 32% to $6.1 million during the first quarter of 2009, due primarily to expanded external clinical trial costs associated with our picoplatin trials and increased personnel and consulting costs.

        Share-based compensation expenses reflect the non-cash charge relating to the adoption of FAS 123R on January 1, 2006, under which the fair value of all employee share-based payments is charged to expense over the vesting period of the stock option. Share-based compensation expense decreased 24% to $0.3 million during the first quarter of 2009, due primarily to an acceleration of vesting for an option in the first quarter of 2008. This option, held by an officer, vests after seven years from the grant date, but is subject to limited accelerated vesting, based on company performance, at the discretion of the compensation committee of our board of directors. The vesting for this option was accelerated in the first quarter of 2008 for 2007 company performance and was accelerated in the fourth quarter of 2008 for 2008 company performance.

        Our major research and development program is picoplatin, a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive median overall survival data from that study, we initiated a Phase III pivotal trial of picoplatin in small cell lung cancer in April 2007. We completed enrollment in our Phase III trial in March 2009. In May 2006, we treated our first patients in two Phase I/II studies evaluating picoplatin as a first-line treatment of: (1) advanced colorectal cancer and (2) castration-resistant (or hormone-refractory) prostate cancer. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007 and completed enrollment in May 2008. We initiated the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We also initiated a Phase I study of an oral formulation of picoplatin in advanced solid tumors in April 2007.

        As of March 31, 2009, we have incurred external costs of approximately $60.7 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $0.1 million to $0.2 million and $31.5 million to $37.5 million, respectively, through 2010, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in castration-resistant prostate cancer are in the ranges of $4.5 million to $7.0 million and $2.0 million to $4.5 million, respectively, through 2010, including the cost of drug supply. Total estimated future costs of our Phase I trial in oral picoplatin are in the range of $0.1 million to $0.3 million through 2010, including the cost of drug supply. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

	Three Months Ended March 31,
	2009	2008	% Change
	($ in thousands)
Picoplatin	$6,374	$4,050	57%
Other unallocated costs and overhead	1,402	1,857	(25)%
Share-based compensation	328	429	(24)%

Total research and development costs	$8,104	$6,336	28%

        Our external costs for picoplatin for the three months ended March 31, 2009 and 2008 reflect costs associated with our various picoplatin clinical studies and the manufacture of drug product to support our clinical trials. We expect our external costs for picoplatin to increase slightly during the balance of 2009 as we prepare for submission of our rolling NDA application, offset by lower costs for clinical trials upon completion.

        The risks and uncertainties associated with completing the development of picoplatin on schedule, or at all, include the following, as well as the other risks and uncertainties described in this report and our Annual Report on Form 10-K for the year ended December 31, 2008:

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

  General and Administrative

	Three Months Ended March 31,
	2009	2008	% Change
	($ in thousands)
General and administrative	$2,111	$2,258	(7)%
Share-based compensation	973	1,925	(49)%

Total	$3,084	$4,183	(26)%

        General and administrative expenses decreased 26% to approximately $3.1 million during the first quarter of 2009. General and administrative expenses, excluding share-based compensation expense, decreased 7% during the first quarter of 2009. The decrease in general and administrative expense in 2009 was primarily attributable to lower travel costs and lower allocated facilities costs, offset by slightly increased consulting costs. Share-based compensation expense for the first quarters in 2009 and 2008 reflects charges related to the adoption of FAS 123R, under which the fair value of all employee share-based payments is charged to expense over the vesting period of the stock option. Share-based compensation expense decreased 49% during the first quarter of 2009 primarily due to an acceleration of vesting for certain options in the first quarter of 2008. These specific options, held by certain officers, vest after seven years from the grant date, but are subject to limited accelerated vesting, based on company performance, at the discretion of the compensation committee of our board of directors. The vesting for these options was accelerated in the first quarter of 2008 for 2007 company performance and was accelerated in the fourth quarter of 2008 for 2008 company performance.

  Other Income and Expense

	Three Months Ended March 31,
	2009	2008	% Change
	($ in thousands)
Other income (expense), net	$(706)	$664	(206)%

        Other income and expense decreased 206% to an expense of approximately $0.7 million during the first quarter of 2009. The decrease was primarily due to decreased average yields from our investment securities portfolio and increased interest costs resulting from additional borrowings in September 2008 under our loan facility.

Liquidity and Capital Resources

	March 31, 2009	December 31, 2008
	($ in thousands)
Cash, cash equivalents and investment securities	$59,636	$72,755
Working capital	41,788	54,836
Shareholders' equity	35,820	47,647

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Cash provided by (used in):
Operating activities	$(11,052)	$(7,133)
Investing activities	(2,580)	13,553
Financing activities	(1,971)	(941)

        We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $59.6 million at March 31, 2009 compared to $72.8 million at December 31, 2008. As of March 31, 2009, we had net working capital of $41.8 million, an accumulated deficit of $374.1 million and total shareholders' equity of $35.8 million.

        We have financed our operations to date primarily through the sale of equity securities, debt instruments, technology licensing and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the three months ended March 31, 2009 totaled $11.1 million. There were no revenues for the three months ended March 31, 2009.

        On September 2, 2008, we entered into an amended and restated loan and security agreement (loan agreement) with GE Healthcare Financial Services Inc. (formerly known as Merrill Lynch Capital) and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010 (original loan). Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $0.7 million to GE Healthcare Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. The loan facility is secured by a first lien on all of our non-intellectual property assets.

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. At March 31, 2009, the net loan balance under the loan facility was $23.7 million.

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

        During the three months ended March 31, 2009, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $0.4 million under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $0.3 million represents total aggregate minimum lease payments under these leases.

        We have entered into clinical supply agreements with Heraeus and Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at our option. The total aggregate cost of clinical supplies of picoplatin API and finished drug product for the three months ended March 31, 2009 was $0.6 million. We believe that we presently have adequate supplies of picoplatin API and finished drug product to complete our current clinical trials.

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

        If we are successful in our efforts to commercialize picoplatin, we would, under our amended license agreement with Genzyme, be required to pay Genzyme up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin. Genzyme also would be entitled to royalty payments of up to 9% of annual net sales of product.

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

        If we are unable to obtain sufficient additional cash when needed, we may be forced to delay, scale back or eliminate some or all of our picoplatin trials and commercialization efforts, reduce our workforce, license our picoplatin product candidates for development and commercialization by third parties, attempt to sell the company or, if these efforts fail, cease operations or bankruptcy. Provisions of the loan agreement would limit our ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions and engage in certain investment activities.

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

  •
  our ability to obtain clinical supplies of picoplatin API and finished drug product in a timely and cost effective manner;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our market rate risks at March 31, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2009, these disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        Our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, specifically including the information set out in Part II, Item 5 below, you should carefully consider the potential risks or uncertainties that we have identified in Part I, "Item 1A, Risk Factors," in our Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

Item 5.    Other Information

        The Company and its licensor are continually assessing and seeking to strengthen the intellectual property estate for picoplatin. On May 8, 2009, patent owners, Genzyme Corporation and The Institute of Cancer Research, together with the Company, filed with the U.S. Patent & Trademark Office (USPTO) an application to reissue U.S. Patent No. 5,665,771 ('771 patent) to the picoplatin compound. Like many composition of matter patents, the claims of the '771 patent include many compounds in addition to picoplatin. The reissue seeks to narrow certain claims by removing a number of compounds other than picoplatin from these claims. In the reissue proceeding, the USPTO will review the patent on its merits and an initial rejection is not unusual. We will have the opportunity to respond to any rejections and, if necessary, pursue appeals with the USPTO and the US federal courts. During this process the '771 patent stays in force and can be asserted in an infringement action. As we move closer to our goal of submitting a New Drug Application for the first marketing approval in the United States for picoplatin, we believe that filing the reissue to amend these claims and strengthen the intellectual property estate is a prudent course of action. Picoplatin is currently covered by additional issued process patents and other pending applications in the United States and abroad.

Item 6.    Exhibits

  (a)
  Exhibits—See Exhibit Index below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: May 11, 2009	By:	/s/ GREGORY L. WEAVER
Gregory L. Weaver Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(A)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(A)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(A)
32.2	Section 1350 Certification of Chief Financial Officer	(A)

(A)
Filed herewith.