Form 10-Q
period 2009-06-30
PONIARD PHARMACEUTICALS, INC.
filed 2009-08-07
CIK 755806

Use these links to rapidly review the document
TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

        As of July 31, 2009, 34,742,847 shares of the registrant's common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,603	$44,144
Cash—restricted	281	281
Investment securities	31,306	28,611
Prepaid expenses and other current assets	929	977

Total current assets	51,119	74,013
Facilities and equipment, net of depreciation of $1,183 and $1,319	331	1,123
Other assets	174	289
Licensed products, net	8,199	8,807

Total assets	$59,823	$84,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,029	$604
Accrued liabilities	7,866	10,688
Current portion of note payable	8,561	7,886

Total current liabilities	18,456	19,178
Long-term liabilities:
Note payable obligation, noncurrent portion, net	13,496	17,407
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding (entitled in liquidation to $5,175)	4	4
Common stock, $0.02 par value, 200,000,000 shares authorized:
34,729,885 and 34,687,724 shares issued and outstanding	695	694
Additional paid-in capital	412,052	409,244
Other comprehensive loss	(19)	(354)
Accumulated deficit	(384,861)	(361,941)

Total shareholders' equity	27,871	47,647

Total liabilities and shareholders' equity	$59,823	$84,232

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$5,653	$9,151	$13,757	$15,487
General and administrative	3,435	3,723	6,519	7,906
Restructuring	—	—	468	—
Asset impairment loss	—	—	588	—

Total operating expenses	9,088	12,874	21,332	23,393

Loss from operations	(9,088)	(12,874)	(21,332)	(23,393)
Other income (expense):
Interest expense	(796)	(331)	(1,663)	(692)
Interest income and other, net	164	674	325	1,699

Total other income (expense)	(632)	343	(1,338)	1,007
Net loss	(9,720)	(12,531)	(22,670)	(22,386)
Preferred stock dividends	(125)	(125)	(250)	(250)

Net loss applicable to common shares	$(9,845)	$(12,656)	$(22,920)	$(22,636)

Net loss per share applicable to common shares—basic and diluted	$(0.28)	$(0.36)	$(0.66)	$(0.65)

Weighted average common shares outstanding—basic and diluted	34,712	34,688	34,700	34,684

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,670)	$(22,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	790
Amortization of discount on notes payable	745	332
(Amortization) accretion of (discount) premium on investment securities	220	(238)
Gain on disposal of facilities and equipment	(18)	—
Asset impairment loss	588	—
Restructuring	31	—
Stock-based compensation issued for services	65	12
Stock-based employee compensation	2,719	3,992
Change in operating assets and liabilities:
Prepaid expenses and other assets	164	(453)
Accounts payable	1,425	127
Accrued liabilities	(2,835)	2,644

Net cash used in operating activities	(18,793)	(15,180)

Cash flows from investing activities:
Proceeds from maturities of investment securities	24,650	50,900
Purchases of investment securities	(27,230)	(29,901)
Facilities and equipment purchases	(18)	(212)
Proceeds from disposals of equipment and facilities	24	—

Net cash provided by (used in) investing activities	(2,574)	20,787

Cash flows from financing activities:
Repayment of principal on notes payable	(3,943)	(2,082)
Proceeds from stock options and warrants exercised	19	91
Payment of preferred dividends	(250)	(250)

Net cash used in financing activities	(4,174)	(2,241)

Net increase (decrease) in cash and cash equivalents	(25,541)	3,366
Cash and cash equivalents at beginning of period	44,144	29,335

Cash and cash equivalents at end of period	$18,603	$32,701

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$250	$250
Supplemental disclosure of cash paid during the period for:
Interest	$946	$371

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and its subsidiary (the Company). All intercompany balances and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.

        The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the expected operating results for the full year.

        The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date. The balance sheet does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, and available on the SEC's website, www.sec.gov.

        Reclassifications:    Certain balances and results from prior years have been reclassified to conform to the Company's current year presentation. The Company's reclassifications had no effect on net earnings or shareholders' equity.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

        Subsequent Events Evaluation:    Management has reviewed and evaluated material subsequent events, if any, occurring after the balance sheet date of June 30, 2009 through the financial statements issuance date of August 7, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our unaudited condensed consolidated financial statements.

        Going concern:    The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of June 30, 2009, the Company had working capital of $32,663,000, an accumulated deficit of $384,861,000, and total shareholders' equity of $27,871,000.

        The Company's current loan facility contains covenants that restrict certain financing activities by the Company and require the Company to maintain a minimum amount of unrestricted cash (see

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 1. Basis of presentation (Continued)

Note 5 for further details). Taking into account the minimum unrestricted cash requirement and the Company's projected operating results, the Company believes that its current cash, cash equivalents and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's ongoing clinical trials, there is no assurance that the Company can achieve its projected operating results. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is developing plans to address the Company's liquidity needs, including raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities and entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions and taking other actions to limit the Company's expenditures. There can be no assurance that the Company can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to the Company or to its lenders.

Note 2. Fair value measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) as it applies to its financial assets and liabilities. The SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Fair value measurements (Continued)

        The following table presents a summary of the Company's assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$17,134	$17,134	$—	$—
Investment securities	31,306	—	31,306	—

	$48,440	$17,134	$31,306	$—

        At June 30, 2009 the cash equivalents balance consists of money market funds and investment securities are comprised of corporate debt securities and federal government and agency securities.

Note 3. Investment securities

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

        Investment securities consisted of the following at June 30, 2009 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$13,599	$27	$—	$13,626
Corporate debt securities, with unrealized losses	7,234	—	(59)	7,175
Federal government and agency securities	10,492	13	—	10,505

	$31,325	$40	$(59)	$31,306

Net unrealized loss			$(19)

Maturity:
Less than one year	$31,325			$31,306

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Investment securities (Continued)

        Investment securities consisted of the following at December 31, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$10,706	$26	$—	$10,732
Corporate debt securities, with unrealized losses	13,261	—	(382)	12,879
Federal government and agency securities	4,998	2	—	5,000

	$28,965	$28	$(382)	$28,611

Net unrealized loss			$(354)

Maturity:
Less than one year	$27,912			$27,561
Due in 1-2 years	1,053			1,050

	$28,965			$28,611

        As of June 30, 2009, the Company held a debt security issued by American General Finance Corporation (AGFC), a wholly-owned subsidiary of American International Group, Inc. (AIG), with a par value of $1,200,000, coupon rate of 3.875%, amortized cost of approximately $1,198,000 and maturity date of October 1, 2009. The market value for this security as of June 30, 2009, based on Level 2 inputs as described in SFAS No. 157, was approximately $1,146,000, resulting in an unrealized loss of approximately $52,000. This unrealized loss has resulted from downgrades from various rating agencies since September 2008. The Company's management has concluded that the unrealized loss on the AGFC debt security, and the other debt securities that it holds, is temporary due to (a) the relatively short duration of the decline in value of the investments; (b) the assessment of the Company's management that it is probable that all contractual amounts under the debt securities will be received and (c) the Company's intent and ability to hold the securities until at least substantially all of the cost is recovered.

Note 4. Accrued liabilities

        Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Clinical trials	$5,939	$8,266
Accrued expenses	868	689
Compensation	820	1,164
Severance	2	285
Other	237	284

	$7,866	$10,688

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Note payable

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

        The loan agreement provides for a $27,600,000 senior secured term loan facility (loan facility) to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance in the amount of $10,000,000 (cash portion), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The cash portion of the initial term loan advance and the proceeds of the second term loan advance will be used to fund the Company's clinical trials and for general corporate purposes. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $675,000 to GE Business Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. All final payment amounts are being accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company.

        In connection with the loan agreement, the Company issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of the Company's common stock at an exercise price of $4.297 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $928,000 based upon assumptions of expected volatility of 90%, a contractual term of ten years, an expected dividend rate of zero and a risk-free interest rate of 3.74%. The portion of the loan proceeds allocable to the warrants is approximately $806,000 based on the relative fair value of the warrants, which the Company recorded as additional discount to notes payable. The total of the final loan payments and the proceeds allocated to the warrants of approximately $4,051,000 are being amortized to interest expense using an effective interest rate of 13.8%. At June 30, 2009, the outstanding principal balance under the loan facility was $22,057,000, net of discount of $2,274,000.

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties, and events

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Note payable (Continued)

constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement.

Note 6. Restructuring and asset impairment

        Effective March 31, 2009, the Company implemented a strategic restructuring plan to refocus its cash resources on clinical and commercial development of picoplatin, resulting in the discontinuation of the Company's preclinical research operations and reducing its workforce by approximately 12%, or eight employees. The Company incurred severance charges totaling $296,000 related to the reduction in staff. All severance charges related to the restructuring have been paid as of June 30, 2009. The Company incurred additional charges totaling approximately $172,000 related to the closure of its lab facilities in South San Francisco, California. Of this amount, $6,000 was incurred as share-based compensation expense, $12,000 was a write-off of prepaid expenses, and $154,000 was incurred for contract and other termination costs. As of June 30, 2009, $13,000 remained unpaid and is payable within one year.

        The following table summarizes the impact of the restructuring charges through June 30, 2009 (in thousands):

Description	Initial Restructuring Charge	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2009	Payment of Restructuring Obligations	Accrued Restructuring Charge as of June 30, 2009
Employee termination benefits	$296	$(111)	$185	$(185)	$—

Contract termination costs	125	—	125	(125)	—
Other termination costs	47	(18)	29	(16)	13

Subtotal	172	(18)	154	(141)	13

Total	$468	$(129)	$339	$(326)	$13

        In conjunction with the decision to discontinue the Company's preclinical research operations, the Company recognized an asset impairment loss of $588,000 on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in the prepaid expenses and other current assets line on the accompanying Condensed Consolidated Balance Sheets.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Restructuring and asset impairment (Continued)

        The following table summarizes information related to the impairment charges (in thousands):

So. San Francisco Lab Equipment & Leasehold Improvements
Impairment Loss	$588

Impaired Carrying Value as of March 31, 2009	$57
Disposals of Assets	—

Post Impairment Carrying Value as of March 31, 2009	$57
Disposals of Assets	(6)

Post Impairment Carrying Value as of June 30, 2009	$51

Note 7. Picoplatin license and amendment

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 7. Picoplatin license and amendment (Continued)

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

        Licensed products consist of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $3,801,000 and $3,193,000 at June 30, 2009 and December 31, 2008, respectively.

Note 8. Net loss per common share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Common stock options	5,782,192	5,337,944	5,782,192	5,337,944
Performance-based restricted stock units	56,901	—	56,901	—
Common stock warrants	5,496,651	5,946,876	5,496,651	5,946,876

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2009 and 2008, respectively, because the effect of including such shares would not be dilutive.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Stock-based compensation

        A summary of the fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at June 30, 2009	3,068	$7.18	6.7	$2,310

        The Company recorded the following amounts of stock-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expense	$284	$372	$604	$805
General and administrative expense	1,142	1,262	2,115	3,187

Total	$1,426	$1,634	$2,719	$3,992

        The compensation expense for the six months ended June 30, 2008 includes the grant of stock options in the first quarter to Company officers to purchase an aggregate of 460,000 shares of common stock. Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company's board of directors. Based on the overall achievement of corporate goals in 2007 the equity awards subcommittee accelerated vesting with respect to 20% of the shares subject to the seven-year vesting schedule in the first quarter of 2008. As of June 30, 2009, the cumulative accelerated vesting equals 60% of the shares subject to the seven-year vesting schedule.

        No income tax benefit has been recorded for stock option expense as the Company has a full valuation allowance and management has concluded it is more likely than not that the Company's net deferred tax assets will not be realized. As of June 30, 2009, total unrecognized costs related to employee stock compensation was $9,744,000, which is expected to be recognized over a weighted average period of approximately 2.5 years.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (in years)	8.5	7.8	6.2	5.0
Risk-free interest rate	3.41%	3.67%	2.42%	3.06%
Expected stock price volatility	95%	90%	95%	90%
Expected dividend rate	0%	0%	0%	0%

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Stock-based compensation (Continued)

        During 2008 the Company awarded 92,000 restricted stock units (RSUs) under the 2004 Incentive Compensation Plan, as amended and restated, to non-officer employees as an incentive for future performance. An additional 4,000 RSUs were awarded in 2009. Upon vesting, each RSU is payable with one share of the Company's common stock. The average fair value of the RSUs was $3.13 per unit, or approximately $299,000 in total, based upon the closing market price of the Company's common stock on the award dates. The RSUs vest based on the achievement of certain performance milestones during 2009 and 2010. As of June 30, 2009, the first two performance milestones were achieved and 40% of the shares vested and have been released. The third performance milestone, if achieved no later than June 30, 2010, would result in the vesting of the remaining 60% upon date of achievement. As of June 30, 2009, the Company determined that the third milestone is probable of being achieved and is therefore recognizing the related stock-based compensation expense on a pro-rata basis through the estimated date of achievement.

Note 10. Comprehensive loss

        The Company's comprehensive loss for the three and six months ended June 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$9,720	$12,531	$22,670	$22,386
Net unrealized loss (gain) on investment securities	(337)	107	(335)	120

Comprehensive loss	$9,383	$12,638	$22,335	$22,506

Note 11. Recent accounting pronouncements

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." This standard replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the quarter ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any other impact on the Company's consolidated financial statements.

        In June 2008, the FASB ratified the consensus opinion in EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity's own stock. The consensus establishes a two-step

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. Recent accounting pronouncements (Continued)

approach as a framework for determining whether an instrument or embedded feature is indexed to an entity's own stock. The approach includes evaluating (1) the instrument's contingent exercise provisions, if any, and (2) the instrument's settlement provisions. If a financial instrument is shown not to be indexed solely to its issuing company's stock, it is required to be classified as a liability and re-measured at fair value at each reporting period, with changes in fair value recognized in operating results. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and, for the three months ended March 31, 2009, applied the requirements of the consensus to warrants issued by the Company in connection with a financing in 2005 (the 2005 financing warrants), which contain provisions requiring the adjustment of the exercise price and the number of shares issuable if the Company sells shares of common stock at a price lower than the then-current exercise price of the warrants. The Company recorded the cumulative effect of adopting EITF 07-5 with respect to the 2005 financing warrants as of January 1, 2009 (reductions in both additional paid-in capital and accumulated deficit of approximately $1,255,000). The fair value of the liability recorded with respect to the 2005 financing warrants was estimated to be $57,000 and $54,000 as of January 1, 2009 and March 31, 2009, respectively, resulting in a credit of $3,000 to other income for the three months ended March 31, 2009. Subsequent to March 31, 2009 and upon further review of the adjustment terms of the warrants, the Company determined that the warrants' exercise provisions became fixed when an adjustment floor was reached in connection with a financing in 2006, and, therefore, the Company's application of EITF 07-5 to the 2005 financing warrants in the first quarter of 2009 was not appropriate. Accordingly, (i) the liability associated with the 2005 financing warrants was derecognized as of June 30, 2009, (ii) the $3,000 credit to other income recognized for the three months ended March 31, 2009 was reversed for the three months ended June 30, 2009, and (iii) the $1,255,000 reduction in additional paid in capital and accumulated deficit that was recognized as the cumulative effect of adopting EITF 07-5 as of January 1, 2009 were reversed as of June 30, 2009. Management believes that the effect was not material to either the March 31, 2009 or the June 30, 2009 financial statements and accordingly, has reflected the correction in the June 30, 2009 financial statements.

Note 12. Commitments and contingencies

        The Company entered into a picoplatin active pharmaceutical ingredient (API) commercial supply agreement with W.C. Heraeus (Heraeus) in March 2008. Under this agreement Heraeus will produce picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, estimated to be approximately $1,727,000 (including interest charges of approximately $322,000) will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of June 30, 2009, Heraeus had completed partial construction of the dedicated equipment at a cost of approximately $1,421,000 (including interest). Because the Company is not under a present obligation to pay this amount and the agreement is not under any potential circumstance of default or termination, it is not probable that a financial liability exists for this amount as of June 30, 2009 and therefore no such liability was recorded on the condensed consolidated balance sheet as of that date.

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

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

Research and Development

        Our major research and development program is picoplatin, a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive median overall survival data from that study, we initiated a Phase III pivotal trial of picoplatin in small cell lung cancer in April 2007. We completed enrollment in our Phase III trial in March 2009. In May 2006, we treated our first patients in two Phase I/II studies evaluating picoplatin as a first-line treatment of: (1) advanced colorectal cancer and (2) castration-resistant (or hormone-refractory) prostate cancer. We initiated enrollment in the Phase II component of our colorectal cancer study in November 2007 and completed enrollment in May 2008. We initiated the Phase II component of our prostate cancer study in July 2007 and completed enrollment in December 2007. We also have completed a Phase I study of an oral formulation of picoplatin in advanced solid tumors.

        Research and development expenses decreased 38% to $5.7 million, from $9.2 million during the second quarter of 2009, and decreased 11% to $13.8 million, from $15.5 million in the six months ended June 30, 2009 compared to the comparable periods in 2008. Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
Research	$15	$894	(98)%	$764	$1,571	(51)%
Contract manufacturing	845	1,489	(43)%	1,807	2,121	(15)%
Clinical	4,452	6,380	(30)%	10,517	10,978	(4)%
Share-based compensation	341	388	(12)%	669	817	(18)%

Total	$5,653	$9,151	(38)%	$13,757	$15,487	(11)%

        Research expenses decreased significantly during the second quarter of 2009 from the comparable period in 2008 as a result of the discontinuation of our in-house preclinical research operations in connection with our strategic restructuring implemented effective March 31, 2009. Contract manufacturing costs decreased 43% to $0.8 million in the second quarter of 2009 and decreased 15% to $1.8 million in the first six months of 2009 from the comparable periods in 2008. These decreases reflect reduced drug production activity due to the Company's trials nearing completion. Clinical costs decreased 30% to $4.5 million in the second quarter of 2009 and decreased 4% to $10.5 million in the first six months of 2009 from the comparable periods in 2008. These decreases reflect reduced clinical activity in connection with our current picoplatin studies, all of which are fully enrolled and two of which are in a follow-up or extended follow-up stage. Share-based compensation expense decreased 12% and 18% to $0.3 million and $0.7 million, respectively, for the three and six month periods ended June 30, 2009 from the comparable periods in 2008, due primarily to lower per share fair values of options granted in the first half of 2009, which reflect lower price levels in our common stock during the first half of 2009, and, for the six months ended June 30, 2009, to the acceleration of vesting of certain stock options in the first quarter of 2008.

        The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as other associated costs for our picoplatin product candidate. The table also presents unallocated costs which consist of facilities, consulting fees, patent costs and other costs not directly allocable to development programs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
Picoplatin	$4,072	$6,789	(40)%	$10,446	$10,839	(4)%
Other unallocated costs and overhead	1,240	1,974	(37)%	2,642	3,831	(31)%
Share-based compensation	341	388	(12)%	669	817	(18)%

Total research and development costs	$5,653	$9,151	(38)%	$13,757	$15,487	(11)%

        Our external costs for picoplatin for the three and six month periods ended June 30, 2009 and for the comparable periods in 2008, reflect costs associated with our various picoplatin clinical studies and the manufacture of drug product to support our clinical trials. We expect our external costs for picoplatin to increase slightly during the balance of 2009 as we prepare for submission of our rolling New Drug Application, offset by lower costs for clinical trials upon completion.

        As of June 30, 2009, we have incurred external costs of approximately $64.8 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase II and Phase III trials in small cell lung cancer are in the ranges of $0.1 million to $0.2 million and $20.0 million to $25.0 million, respectively, through 2010, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in castration-resistant prostate cancer are in the ranges of $4.0 million to $6.0 million and $1.5 million to $3.0 million, respectively, through 2010, including the cost of drug supply. Total estimated future costs of our Phase I trial of an oral formulation of picoplatin are in the range of $0.1 million to $0.3 million through 2010. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA and foreign marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
General and administrative	$2,293	$2,461	(7)%	$4,404	$4,719	(7)%
Share-based compensation	1,142	1,262	(10)%	2,115	3,187	(34)%

Total	$3,435	$3,723	(8)%	$6,519	$7,906	(18)%

        The decrease in general and administrative expense for the three months ended June 30, 2009 is due primarily to lower consulting costs and, for the six months ended June 30, 2009, the decrease is due primarily to lower travel costs and lower consulting costs. Share-based compensation expense included in general and administrative expenses decreased 10% and 34% to $1.1 million and $2.1 million, respectively, for the three and six month periods ended June 30, 2009 from the comparable periods in 2008, due primarily to lower per share fair values of options granted during the first half of 2009, which reflect lower price levels in our common stock during the first half of 2009, and, for the six months ended June 30, 2009, to the acceleration of vesting of certain stock options in the first quarter of 2008.

Restructuring and Asset Impairment Loss

        Effective March 31, 2009, we implemented a strategic restructuring plan to refocus our cash resources on clinical and commercial development of picoplatin, resulting in the discontinuation of our preclinical research operations and reducing our workforce by approximately 12%, or eight employees. This restructuring resulted in charges of $0.5 million in the first quarter of 2009 consisting of $0.3 million in severance charges and $0.2 million in other expenses related to the closure of our lab facilities in South San Francisco, California.

        In conjunction with the decision to discontinue our preclinical research operations, we also recognized an asset impairment loss of $0.6 million on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in the prepaid expenses and other assets line on the accompanying Condensed Consolidated Balance Sheets.

Other Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(796)	$(331)	140%	$(1,663)	$(692)	140%
Interest income and other, net	164	674	(76)%	325	1,699	(81)%

Total	$(632)	$343	(284)%	$(1,338)	$1,007	(233)%

        Interest expense increased 140% for the three and six months ended June 30, 2009 to $0.8 million and $1.7 million, respectively, from the comparable periods in 2008. The increase was primarily due to increased interest costs resulting from additional borrowings in September 2008 under our loan facility. Interest income and other, net decreased 76% to $0.2 million during the second quarter of 2009 and 81% to $0.3 million for the first six months of 2009 from the comparable periods in 2008. The decrease was primarily due to decreased average yields from our investment securities portfolio.

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
	($ in thousands)
Cash, cash equivalents and investment securities	$49,909	$72,755
Working capital	32,663	54,835
Shareholders' equity	27,871	47,647

	Six Months Ended June 30,
	2009	2008
	($ in thousands)
Cash provided by (used in):
Operating activities	$(18,793)	$(15,180)
Investing activities	(2,574)	20,787
Financing activities	(4,174)	(2,241)

        We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $49.9 million at June 30, 2009 compared to $72.8 million at December 31, 2008. As of June 30,

2009, we had net working capital of $32.7 million, an accumulated deficit total of $384.9 million, and total shareholders' equity of $27.9 million.

        We have financed our operations to date primarily through the sale of equity securities, debt instruments, technology licensing and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the six months ended June 30, 2009 totaled $18.8 million.

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

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. At June 30, 2009, the net loan balance under the loan facility was $22.1 million.

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

        During the six months ended June 30, 2009, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $0.7 million under the operating leases for our South San Francisco headquarters and our Seattle facility. Of this amount, $0.6 million represents total aggregate minimum lease payments under these leases.

        We have entered into clinical supply agreements with Heraeus and Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at our option. The total aggregate cost of clinical supplies of picoplatin API and finished drug product for the three and six months ended June 30, 2009 was $0.4 million and $1.0 million, respectively. We believe that we presently have adequate supplies of picoplatin API and finished drug product to complete our current clinical trials.

        We also have entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment, estimated to be approximately $1.7 million (including interest charges of approximately $0.3 million), will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the dedicated equipment cost as of that date. As of June 30, 2009, Heraeus had completed partial construction of the dedicated equipment at a cost of approximately $1.4 million (including interest). Because we are not under a present obligation to pay this amount and the agreement is not under any potential circumstance of default or termination, it is not probable that a financial liability exists for this amount as of June 30, 2009 and therefore no such liability was recorded on the condensed consolidated balance sheet as of that date.

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

        If we are unable to obtain sufficient additional cash when needed, we may be forced to delay, scale back or eliminate some or all of our picoplatin trials and commercialization efforts, reduce our workforce, license our picoplatin product candidates for development and commercialization by third parties, attempt to sell the company or, if these efforts fail, cease operations or declare bankruptcy. Provisions of the loan agreement would limit our ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions and engage in certain investment activities.

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

  •
  the scope and timing of our picoplatin clinical program and commercialization efforts, including the progress and costs of our ongoing Phase III trial of picoplatin in small cell lung cancer and our ongoing Phase II trials in colorectal and prostate cancers;

  •
  our ability to obtain supplies of picoplatin API and finished drug product in a timely and cost effective manner;

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

        We may not be able to obtain capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and in the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report of independent registered public accountants issued in connection with our annual report on Form 10-K for the year ended December 31, 2008 contains a statement expressing substantial doubt regarding our ability to continue as a going concern.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our market rate risks at June 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2009, these disclosure controls and procedures were effective.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of shareholders was held on June 24, 2009. The following nine nominees were reelected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Abstain
Gerald Mc Mahon	29,793,694	260,649
Robert S. Basso	28,942,295	1,112,048
Frederick B. Craves	29,809,691	244,652
E. Rolland Dickson	28,940,610	1,113,733
Carl S. Goldfischer	29,806,213	248,130
Robert M. Littauer	28,884,803	1,169,540
Ronald A. Martell	29,809,396	244,947
Nicholas J. Simon III	28,602,180	1,452,163
David R. Stevens	29,811,948	242,395

Item 6.    Exhibits

  (a)
  Exhibits—See Exhibit Index below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: August 7, 2009	By:	/s/ GREGORY L. WEAVER
Gregory L. Weaver Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Poniard Pharmaceuticals, Inc. Management Incentive Plan	(A)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	(A)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(A)
32.1	Section 1350 Certification of Chairman and Chief Executive Officer	(A)
32.2	Section 1350 Certification of Chief Financial Officer	(A)

(A)
Filed herewith.