Form 10-Q
period 2009-09-30
PONIARD PHARMACEUTICALS, INC.
filed 2009-11-06
CIK 755806

Use these links to rapidly review the document
TABLE OF CONTENTS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        As of October 30, 2009, 34,961,497 shares of the registrant's common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,040	$44,144
Cash—restricted	281	281
Investment securities	21,074	28,611
Prepaid expenses and other current assets	918	977

Total current assets	41,313	74,013
Facilities and equipment, net of depreciation of $1,202 and $1,319	277	1,123
Other assets	154	289
Licensed products, net	7,896	8,807

Total assets	$49,640	$84,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$825	$604
Accrued liabilities	8,188	10,688
Current portion of note payable	8,561	7,886

Total current liabilities	17,574	19,178
Long-term liabilities:
Note payable obligation, noncurrent portion, net	11,848	17,407
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 205,340 shares issued and outstanding (entitled in liquidation to $5,300 and $5,175)	4	4
Common stock, $0.02 par value, 200,000,000 shares authorized:
34,820,603 and 34,687,724 shares issued and outstanding	696	694
Additional paid-in capital	414,361	409,244
Other comprehensive income/(loss)	23	(354)
Accumulated deficit	(394,866)	(361,941)

Total shareholders' equity	20,218	47,647

Total liabilities and shareholders' equity	$49,640	$84,232

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$5,396	$9,024	$19,153	$24,511
General and administrative	3,802	3,383	10,321	11,289
Restructuring	—	—	468	—
Asset impairment loss	—	—	588	—

Total operating expenses	9,198	12,407	30,530	35,800

Loss from operations	(9,198)	(12,407)	(30,530)	(35,800)
Other income (expense):
Interest expense	(750)	(329)	(2,413)	(1,021)
Interest income and other, net	71	499	396	2,198

Total other income (expense)	(679)	170	(2,017)	1,177
Net loss	(9,877)	(12,237)	(32,547)	(34,623)
Preferred stock dividends	(125)	(125)	(375)	(375)

Net loss applicable to common shares	$(10,002)	$(12,362)	$(32,922)	$(34,998)

Net loss per share applicable to common shares -
basic and diluted	$(0.29)	$(0.36)	$(0.95)	$(1.01)

Weighted average common shares outstanding -
basic and diluted	34,769	34,688	34,723	34,685

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(32,547)	$(34,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126	1,193
Amortization of discount on notes payable	1,088	440
Accretion (amortization) of premium (discount) on investment securities	322	(392)
Gain on disposal of facilities and equipment	(43)	—
Asset impairment loss	588	—
Restructuring	32	—
Stock-based compensation issued for services	387	95
Stock-based employee compensation	4,325	5,519
Change in operating assets and liabilities:
Prepaid expenses and other assets	131	(415)
Accounts payable	221	215
Accrued liabilities	(2,639)	3,729

Net cash used in operating activities	(27,009)	(24,239)

Cash flows from investing activities:
Proceeds from maturities of investment securities	39,150	65,800
Purchases of investment securities	(31,561)	(41,288)
Facilities and equipment purchases	(18)	(344)
Proceeds from disposals of equipment and facilities	97	—

Net cash provided by investing activities	7,668	24,168

Cash flows from financing activities:
Net proceeds from bank note payable	—	19,997
Repayment of principal on note payable	(5,914)	(3,375)
Payment of debt issuance costs	—	(200)
Proceeds from stock options exercised	401	91
Payment of preferred dividends	(250)	(250)

Net cash (used in) provided by financing activities	(5,763)	16,263

Net (decrease) increase in cash and cash equivalents	(25,104)	16,192
Cash and cash equivalents at beginning of period	44,144	29,335

Cash and cash equivalents at end of period	$19,040	$45,527

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$125	$125
Supplemental disclosure of cash paid during the period for:
Interest	$1,369	$529

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and its subsidiary (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.

        The results of operations for the period ended September 30, 2009 are not necessarily indicative of the expected operating results for the full year.

        The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date. The balance sheet does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, and available on the SEC's website, www.sec.gov.

        Reclassifications:    Certain balances and results from prior years have been reclassified to conform to the Company's current year presentation. The Company's reclassifications had no effect on net earnings or shareholders' equity.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

        Subsequent Events Evaluation:    Management has reviewed and evaluated material subsequent events, if any, occurring after the balance sheet date of September 30, 2009 through the financial statements issuance date of November 6, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to the unaudited condensed consolidated financial statements.

        Going Concern:    The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2009, the Company had working capital of $23,739,000, an accumulated deficit of $394,866,000 and total shareholders' equity of $20,218,000.

        The Company's current loan facility contains covenants that restrict certain financing activities by the Company and require the Company to maintain a minimum amount of unrestricted cash (see

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Basis of Presentation (Continued)

Note 5 for further details). Taking into account the minimum unrestricted cash requirement and the Company's projected operating results, the Company believes that its current cash, cash equivalents and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of the Company's clinical trials, there is no assurance that the Company can achieve its projected operating results. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is developing plans to address the Company's liquidity needs, including raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities and entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets or other similar transactions, and taking actions to limit the Company's expenditures. There can be no assurance that the Company can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to the Company or to its lenders.

Note 2. Fair Value Measurements

        We categorize assets and liabilities recorded at fair value in our condensed consolidated balance sheet based upon the level of judgment associated with inputs used to measure their value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board ("FASB"). The three levels of the FASB fair value hierarchy are as follows:

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Fair Value Measurements (Continued)

        The following table presents a summary of the Company's assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$17,520	$16,216	$1,304	$—
Investment securities	21,074	—	21,074	—

	$38,594	$16,216	$22,378	$—

        As of September 30, 2009 and December 31, 2008, the Company's cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At September 30, 2009 the cash equivalents balance consists of $16,216,000 in money market funds and $1,304,000 of corporate debt securities purchased with a maturity date less than 90 days from the purchase date. Investment securities are comprised of corporate debt securities and federal government and agency securities (see Note 3 below for further details on investment securities).

        When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of September 30, 2009.

Note 3. Investment Securities

        The Company's investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Investment Securities (Continued)

        Investment securities consisted of the following at September 30, 2009 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$12,081	$15	$—	$12,096
Federal government and agency securities	8,970	8	—	8,978

	$21,051	$23	$—	$21,074

Net unrealized gain		$23

Maturity:
Less than one year	$21,051			$21,074

        Investment securities consisted of the following at December 31, 2008 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$10,706	$26	$—	$10,732
Corporate debt securities, with unrealized losses	13,261	—	(382)	12,879
Federal government and agency securities	4,998	2	—	5,000

	$28,965	$28	$(382)	$28,611

Net unrealized loss			$(354)

Maturity:
Less than one year	$27,912			$27,561
Due in 1-2 years	1,053			1,050

	$28,965			$28,611

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Clinical trials	$5,671	$8,266
Accrued expenses	869	689
Compensation	1,307	1,164
Severance	—	285
Other	341	284

	$8,188	$10,688

Note 5. Note Payable

        On September 2, 2008, the Company entered into an Amended and Restated Loan and Security Agreement ("loan agreement"), with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and Silicon Valley Bank. The loan agreement amends and restates in its entirety the earlier Loan and Security Agreement dated as of October 25, 2006 ("original loan"), with Merrill Lynch Capital and Silicon Valley Bank, pursuant to which the Company obtained a $15,000,000 capital loan that was to mature on April 1, 2010.

        The loan agreement provides for a $27,600,000 senior secured term loan facility ("loan facility") to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance in the amount of $10,000,000 ("cash portion"), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The cash portion of the initial term loan advance and the proceeds of the second term loan advance will be used to fund the Company's clinical trials and for general corporate purposes. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $675,000 to GE Business Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. All final payment amounts are being accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company.

        In connection with the loan agreement, the Company issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of the Company's common stock at an exercise price of $4.297 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $928,000 based upon assumptions of expected volatility of 90%, a contractual term of ten

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Note Payable (Continued)

years, an expected dividend rate of zero and a risk-free interest rate of 3.74%. The portion of the loan proceeds allocable to the warrants is approximately $806,000 based on the relative fair value of the warrants, which the Company recorded as additional discount to notes payable. The total of the final loan payments and the proceeds allocated to the warrants of approximately $4,051,000 are being amortized to interest expense using an effective interest rate of 13.8%. At September 30, 2009, the outstanding principal balance under the loan facility was $20,409,000, net of discount of $1,951,000.

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. The Company was in compliance with all loan covenants as of September 30, 2009.

Note 6. Committed Equity Line of Credit

        On August, 19, 2009, the Company entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. ("Azimuth") pursuant to a Common Stock Purchase Agreement ("Purchase Agreement"), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $60 million worth of shares of the Company's common stock over the 18-month term of the Purchase Agreement. From time to time over the term of the Purchase Agreement, the Company may, at its sole discretion and upon presentation of a draw down notice, require Azimuth to purchase its common stock over ten consecutive trading days or such other period mutually agreed upon by the Company and Azimuth ("Draw Down Period"). Each draw down is subject to limitations based on the price of the Company's common stock and a limit of 2.5% of the Company's market capitalization at the time of the draw down. The Purchase Agreement requires a minimum price of $3.00 per share to allow the Company to issue shares to Azimuth. Under the Purchase Agreement, the Company may sell to Azimuth up to 6,955,606 shares of its common stock. The Company may present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period. As of September 30, 2009, no shares have been sold under the Purchase Agreement.

Note 7. Restructuring and Asset Impairment

        Effective March 31, 2009, the Company implemented a strategic restructuring plan to refocus its cash resources on clinical and commercial development of picoplatin, resulting in the discontinuation of the Company's preclinical research operations and reducing its workforce by approximately 12%, or eight employees. The Company incurred severance charges totaling $296,000 related to the reduction in staff. All severance charges related to the restructuring have been paid as of September 30, 2009. The

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment (Continued)

Company incurred additional charges totaling approximately $172,000 related to the closure of its lab facilities in South San Francisco, California. Of this amount, $6,000 was incurred as share-based compensation expense, $12,000 was a write-off of prepaid expenses, and $154,000 was incurred for contract and other termination costs. As of September 30, 2009, $14,000 remained unpaid and is payable within one year.

        The following table summarizes the impact of the restructuring charges through September 30, 2009 (in thousands):

Description	Initial Restructuring Charge March 31, 2009	Payment of Restructuring Obligations	Accrued Restructuring Charge as of September 30, 2009
Employee termination benefits	$296	$(296)	$—

Contract termination costs	125	(125)	—
Other termination costs	47	(33)	14

Subtotal	172	(158)	14

Total	$468	$(454)	$14

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

        The following table summarizes information related to the impairment charges (in thousands):

So. San Francisco Lab Equipment & Leasehold Improvements
Impairment Loss	$588

Impaired Carrying Value Upon Restructuring (March 31, 2009)	$57
Disposals of Assets	(50)

Post Impairment Carrying Value as of September 30, 2009	$7

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Picoplatin License and Amendment

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

        The Company accounted for all payments made in consideration of the picoplatin license, as amended, by capitalizing them as an intangible asset. The Company's capitalization of the total $12,000,000 of picoplatin license payments is based on the Company's reasonable expectation at the time of acquisition and through the date of the amendment that the intravenous formulation of picoplatin, as it existed at the time of the acquisition of the picoplatin license and the license amendment, would be used in research and development ("R&D") projects and therefore had alternative future uses in the treatment of different cancer indications. At the time of acquisition, the Company planned to use intravenous picoplatin in a Phase II clinical trial in patients with small cell lung cancer and reasonably expected that the intravenous formulation could be used in additional, currently identifiable R&D projects in the form of clinical trials for other solid tumor cancer indications, such as prostate and colorectal cancers.

        The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the twelve years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in accordance with the FASB's guidance for intangibles, and is amortizing the initial $2,000,000 license payment over this twelve year useful life beginning in April 2004. The Company concluded that no change in the twelve-year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, continuing to amortize the initial $2,000,000 license payment over the twelve year useful life and is amortizing the license amendment payment of $10,000,000 over the remainder of the twelve year useful life of the picoplatin intangible asset.

        Licensed products consist of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $4,104,000 and $3,193,000 at September 30, 2009 and December 31, 2008, respectively.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Net Loss Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Common stock options	5,722,570	5,397,071	5,722,570	5,397,071
Performance-based restricted stock units	514,668	—	514,668	—
Common stock warrants	5,496,651	6,165,129	5,496,651	6,165,129

        In addition, 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2009 and 2008, respectively, because the effect of including such shares would not be dilutive.

Note 10. Stock-based Compensation

        A summary of the fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at September 30, 2009	3,232	$7.10	6.6	$5,377

        The Company recorded the following amounts of stock-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development expense	$493	$387	$1,097	$1,192
General and administrative expense	1,113	1,140	3,228	4,327

Total	$1,606	$1,527	$4,325	$5,519

        The compensation expense for the nine months ended September 30, 2008 includes the grant of stock options in the first quarter to Company officers to purchase an aggregate of 460,000 shares of

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Stock-based Compensation (Continued)

common stock. Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company's board of directors. Based on the overall achievement of corporate goals in 2007 the equity awards subcommittee accelerated vesting with respect to 20% of the shares subject to the seven-year vesting schedule in the first quarter of 2008. As of September 30, 2009, the cumulative accelerated vesting equals 60% of the shares subject to the seven-year vesting schedule.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (in years)	2.3	4.0	5.8	4.9
Risk-free interest rate	1.19%	2.95%	2.30%	3.05%
Expected stock price volatility	95%	90%	95%	90%
Expected dividend rate	0%	0%	0%	0%

        During 2008 the Company awarded 92,000 restricted stock units ("RSUs") under the 2004 Incentive Compensation Plan, as amended and restated (the "2004 Plan"), to non-officer employees as an incentive for future performance. An additional 4,000 RSUs were awarded in 2009 for this incentive program. Upon vesting, each RSU is payable with one share of the Company's common stock. The average fair value of the RSUs was $3.13 per unit, or approximately $299,000 in total, based upon the closing market price of the Company's common stock on the award dates. The RSUs vest based on the achievement of certain performance milestones during 2009 and 2010. As of September 30, 2009, the first two performance milestones were achieved and therefore 40% of the shares have vested and been released. The third performance milestone, if achieved no later than June 30, 2010, would result in the vesting of the remaining 60% upon the date of achievement. As of September 30, 2009, the Company determined that the third milestone is probable of being achieved and is therefore recognizing the related stock-based compensation expense on a pro-rata basis through the estimated date of achievement.

        On July 23, 2009 the Company awarded an additional 290,400 RSUs under the 2004 Plan to non-officer employees as an incentive for future performance. The fair value of the RSUs was $7.34 per unit, or approximately $2,132,000 in total, based upon the closing market price of the Company's common stock on the award date. The RSUs vest based on the achievement of certain performance milestones during 2010. As of September 30, 2009, the Company determined that milestones are probable of being achieved and is therefore recognizing the related stock-based compensation expense on a pro-rata basis through the estimated dates of achievement.

        On July 11, 2009, a Company director, was awarded 170,000 RSUs as compensation for consulting services. The RSUs vest 50% on each of the first two anniversaries of the grant and is subject to 100% acceleration upon the achievement of a performance milestone. The fair value of the award is

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Stock-based Compensation (Continued)

approximately $1,272,000 at September 30, 2009, and will be re-measured at each reporting date because it is a non-employee award. As of September 30, 2009, the Company determined that the performance milestone is probable of being achieved in 2010 and is thus recognizing stock compensation for the fair value of the award on a pro-rata basis through the estimated date of achievement.

        No income tax benefit has been recorded for stock-based compensation expense as the Company has a full valuation allowance and management has concluded it is more likely than not that the Company's net deferred tax assets will not be realized. As of September 30, 2009, total unrecognized costs related to employee stock-based compensation was $11,074,000, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Note 11. Comprehensive Loss

        The Company's comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$9,877	$12,237	$32,547	$34,623
Net unrealized (gain) loss on investment securities	(39)	531	(377)	651

Comprehensive loss	$9,838	$12,768	$32,170	$35,274

Note 12. Recent Accounting Pronouncements

        In June 2009, the FASB established the FASB Accounting Standards Codification ("FASB ASC") as the source of authoritative accounting principles recognized by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for the Company in the third quarter of 2009. The issuance of FASB ASC does not change accounting principles generally accepted in the United States and therefore the adoption of FASB ASC only affects the specific references to accounting literature in the notes to the Company's consolidated financial statements.

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value" ("ASU 2009-05," currently within the scope of ASC Subtopic 820-10). ASU 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. The ASU also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. The ASU is effective for the first reporting

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Recent Accounting Pronouncements (Continued)

period, including interim periods, beginning after issuance. Adoption of ASU 2009-05 did not have a material effect on the Company's condensed consolidated financial statements.

Note 13. Commitments and Contingencies

        The Company entered into a picoplatin active pharmaceutical ingredient ("API") commercial supply agreement with W.C. Heraeus ("Heraeus") in March 2008. Under this agreement Heraeus will produce picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, estimated to be approximately $1,800,000 (including interest charges of approximately $336,000) will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of September 30, 2009, Heraeus had completed partial construction of the dedicated equipment at a cost of approximately $1,722,000 (including interest). Because the Company is not under a present obligation to pay this amount and the agreement is not under any potential circumstance of default or termination, it is not probable that a financial liability exists for this amount as of September 30, 2009 and therefore no such liability was recorded on the condensed consolidated balance sheet as of that date. The Company anticipates that the dedicated equipment will be ready for use during the fourth quarter of 2009, after which it expects to account for the equipment and related surcharge payments as a capital lease.

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

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

Research and Development

        Our major research and development program is picoplatin, a new generation platinum-based chemotherapeutic designed to overcome platinum resistance in the treatment of solid tumors. We completed patient enrollment in our Phase II clinical study of picoplatin in small cell lung cancer in August 2006 and, based on positive median overall survival data from that study, we initiated a Phase III pivotal trial of picoplatin in small cell lung cancer in April 2007. We completed enrollment in our Phase III trial in March 2009. In September 2009, we announced that 320 evaluable events (patient deaths) have occurred in our Phase III trial, enabling us to begin final analysis of data. We currently anticipate completing and reporting results of our preliminary analysis in November 2009 and, if positive, initiating a rolling submission of a new drug application ("NDA") with the U.S. Food and Drug Administration ("FDA") by year-end.

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

        Research and development expenses decreased 40% to $5.4 million from $9.0 million during the third quarter of 2009 and decreased 22% to $19.2 million from $24.5 million in the nine months ended September 30, 2009 compared to the comparable periods in 2008. Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
Research	$—	$1,043	(100)%	$764	$2,614	(71)%
Contract manufacturing	717	1,149	(38)%	2,524	3,270	(23)%
Clinical	4,155	6,360	(35)%	14,672	17,338	(15)%
Share-based compensation	524	472	11%	1,193	1,289	(7)%

Total	$5,396	$9,024	(40)%	$19,153	$24,511	(22)%

        Research and development expenses decreased significantly during the third quarter of 2009 from the comparable period in 2008 as a result of our picoplatin trials entering their final stages. We did not incur any research expenses during the third quarter of 2009 due to our strategic restructuring implemented effective March 31, 2009. Contract manufacturing costs decreased 38% to $0.7 million in the third quarter of 2009 and decreased 23% to $2.5 million in the first nine months of 2009 from the comparable periods in 2008. These decreases reflect reduced clinical drug production activity resulting from our trials nearing completion. Clinical costs decreased 35% to $4.2 million in the third quarter of 2009 and decreased 15% to $14.7 million in the first nine months of 2009 from the comparable periods in 2008. These decreases reflect reduced clinical activity in connection with our current picoplatin studies, all of which are fully enrolled and two of which are in a follow-up or extended follow-up stage. Share-based compensation expense increased 11% to $0.5 million in the third quarter of 2009 from the comparable period in 2008, due primarily to an employee incentive program introduced during the third quarter of 2009. Share-based compensation expense decreased 7% to $1.2 million for the nine months ended September 30, 2009 from the comparable period in 2008, primarily due to the effects of the acceleration of vesting of certain stock options in the first quarter of 2008.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
Picoplatin	$3,741	$6,538	(43)%	$14,286	$17,377	(18)%
Other unallocated costs and overhead	1,131	2,014	(44)%	3,674	5,845	(37)%
Share-based compensation	524	472	11%	1,193	1,289	(7)%

Total research and development costs	$5,396	$9,024	(40)%	$19,153	$24,511	(22)%

        Our external costs for picoplatin for the three and nine month periods ended September 30, 2009 and for the comparable periods in 2008, reflect costs associated with our various picoplatin clinical studies and the manufacture of drug product to support our clinical trials. We expect our external costs for picoplatin to increase slightly during the balance of 2009, compared to early 2009, as we prepare for submission of our rolling NDA, offset by lower costs for clinical trials upon completion of our Phase III pivotal trial of picoplatin in small cell lung cancer.

        As of September 30, 2009, we have incurred external costs of approximately $68.6 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase III trial in small cell lung cancer is in the range of $20.0 million to $25.0 million through 2010, including the cost of drug supply. Total estimated future costs of our picoplatin Phase II trial in colorectal cancer and our Phase II trial in castration-resistant prostate cancer are in the ranges of $3.5 million to $4.0 million and $1.0 million to $1.5 million, respectively, through 2010, including the cost of drug supply. Total remaining estimated future costs of our Phase I trial of an oral formulation of picoplatin are in the range of $50,000 to $100,000 through 2010. These costs could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to our picoplatin development will not commence unless and until we complete required clinical trials and obtain FDA and foreign marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of picoplatin.

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
General and administrative	$2,398	$2,245	7%	$6,802	$6,964	(2)%
Share-based compensation	1,404	1,138	23%	3,519	4,325	(19)%

Total	$3,802	$3,383	12%	$10,321	$11,289	(9)%

        The increase in general and administrative expense of 7% to $2.4 million for the third quarter of 2009, is due primarily to higher compensation costs and, for the nine months ended September 30, 2009, the decrease of 2% to $6.8 million is due primarily to lower consulting costs. Share-based compensation expense included in general and administrative expenses increased 23% to $1.4 million for the third quarter of 2009, over the comparable period of 2008, due primarily to the effects of restricted stock units awarded during the third quarter of 2009 to non-officer employees and a consultant. Share-based compensation expense decreased 19% to $3.5 million for the first nine months of 2009 from the comparable period in 2008 primarily due to the effects of the acceleration of vesting of certain stock options in the first quarter of 2008.

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

Other Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(750)	$(329)	128%	$(2,413)	$(1,021)	136%
Interest income and other, net	71	499	(86)%	396	2,198	(82)%

Total	$(679)	$170	(499)%	$(2,017)	$1,177	(271)%

        Interest expense increased 128% and 136% for the three and nine months ended September 30, 2009 to $0.8 million and $2.4 million, respectively, from the comparable periods in 2008. The increase was primarily due to increased interest costs resulting from additional borrowings in September 2008 under our loan facility. Interest income and other, net decreased 86% to $0.1 million during the third quarter of 2009 and decreased 82% to $0.4 million for the first nine months of 2009 from the comparable periods in 2008. The decreases were primarily due to lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
	($ in thousands)
Cash, cash equivalents and	$40,114	$72,755
investment securities
Working capital	23,739	54,835
Shareholders' equity	20,218	47,647

	Nine Months Ended September 30,
	2009	2008
	($ in thousands)
Cash provided by (used in):
Operating activities	$(27,009)	$(24,239)
Investing activities	7,668	24,168
Financing activities	(5,763)	16,263

        We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $40.1 million at September 30, 2009 compared to $72.8 million at December 31, 2008. As of September 30, 2009, we had net working capital of $23.7 million, an accumulated deficit total of $394.9 million, and total shareholders' equity of $20.2 million.

        We have financed our operations to date primarily through the sale of equity securities, debt instruments, technology licensing and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2009 totaled $27.0 million.

        On September 2, 2008, we entered into an amended and restated loan and security agreement ("loan agreement") with GE Healthcare Financial Services Inc. (formerly known as Merrill Lynch Capital) and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010 ("original loan"). Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and will pay $0.7 million to GE Healthcare Financial Services on the earlier of March 31, 2010 or the date of repayment of the loan facility. The loan facility is secured by a first lien on all of our non-intellectual property assets. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. At September 30, 2009, the net loan balance under the loan facility was $20.4 million.

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We were in compliance with all loan covenants as of September 30, 2009.

        Taking into account the minimum unrestricted cash requirement under the loan agreement and our projected operating results, we believe that our current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least into the first quarter of 2010. However, given the uncertainties of outcomes of our clinical trials, there is no assurance that we can achieve our projected operating results. Thereafter, unless we raise additional funds, we will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan agreement. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We have no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults.

        During the nine months ended September 30, 2009, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $1.1 million under the operating leases for our South San Francisco headquarters and our Seattle facility. Of this amount, $0.9 million represents total aggregate minimum lease payments under these leases.

        We have entered into clinical supply agreements with Heraeus and Baxter, pursuant to which they produce picoplatin active pharmaceutical ingredient ("API") and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement runs for an initial term ending December 31, 2009, and is subject to renewal for two additional one-year terms, at our option. The total aggregate cost of clinical supplies of picoplatin API and finished drug product for the three and nine months ended September 30, 2009 was $0.3 million and $1.3 million, respectively. We believe that we presently have adequate supplies of picoplatin API and finished drug product to complete our current clinical trials.

        We also have entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment, estimated to be approximately $1.8 million (including interest charges of approximately $0.3 million), will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the dedicated equipment cost as of that date. As of September 30, 2009, Heraeus had completed partial construction of the dedicated equipment at a cost of approximately $1.7 million (including interest). Because we are not under a present obligation to pay this amount and the agreement is not under any potential circumstance of default or termination, it is not probable that a financial liability exists for this amount as of September 30, 2009 and therefore no such liability was recorded on the condensed consolidated balance sheet as of that date. We anticipate that the dedicated equipment will be ready for use during the fourth quarter of 2009, after which we expect to account for the equipment and related surcharge payments as a capital lease.

        If we are successful in our efforts to commercialize picoplatin, we would, under our amended license agreement with Genzyme, be required to pay Genzyme up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin. Genzyme also would be entitled to royalty payments of up to 9% of annual net sales of product.

        On August, 19, 2009, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd. ("Azimuth"), pursuant to which we obtained a committed equity line of credit facility under which we may sell up to $60 million newly issued registered shares of our common stock to Azimuth at a pre-negotiated discount to market price. We will determine, at our sole discretion, the timing and amount of any sales of our common stock, subject to certain conditions, including limitations based on the price of our common stock (minimum price of $3.00 per share) and a limit of 2.5% of our market capitalization at the time of the stock issuance. In no event may we sell more than 6,955,606 shares of our common stock to Azimuth. The term of the purchase agreement is 18 months. We are not obligated to utilize the facility with Azimuth and remain free to enter into other financing transactions. As of September 30, 2009, no shares have been sold to Azimuth under the facility.

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

  •
  the scope and timing of our picoplatin clinical program and commercialization efforts, including the progress and costs of our Phase III trial of picoplatin in small cell lung cancer and our Phase II trials in colorectal and prostate cancers;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market rate risks at September 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, to ensure that the information disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2009, these disclosure controls and procedures were effective.

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

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: November 6, 2009	By:	/s/ GREGORY L. WEAVER
Gregory L. Weaver Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.2	Restated Bylaws, as amended June 23, 2009	(A)
10.1	Indemnification Agreement dated July 7, 2009, between the Company and Gary A. Lyons	(B)
10.2	Consulting Agreement dated as of April 1, 2009, between the Company and Gary A. Lyons, as amended by Amendment One to Consulting Agreement effective July 11, 2009	(B)
10.3	Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement, dated July 11, 2009, with Gary A. Lyons	(B)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(C)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(C)
32.1	Section 1350 Certification of Chief Executive Officer	(C)
32.2	Section 1350 Certification of Chief Financial Officer	(C)

(A)
Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 25, 2009, and incorporated herein by reference.

(B)
Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 13, 2009, and incorporated herein by reference.

(C)
Filed herewith.