Form 10-Q
period 2010-03-31
PONIARD PHARMACEUTICALS, INC.
filed 2010-05-10
CIK 755806

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

Yes ☐    No ☒

        As of April 30, 2010, 47,080,762 shares of the registrant's common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,573	$15,938
Cash—restricted	281	281
Investment securities	25,775	27,451
Prepaid expenses and other current assets	820	826

Total current assets	39,449	44,496
Facilities and equipment, net of depreciation of $1,135 and $1,199 at March 31, 2010 and December 31, 2009, respectively	126	219
Other assets	116	135
Licensed products, net	7,288	7,592

Total assets	$46,979	$52,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,230	$849
Accrued liabilities	6,326	7,679
Current portion of note payable and capital lease obligations	7,886	8,599

Total current liabilities	15,442	17,127
Long-term liabilities:
Note payable, noncurrent portion, net of debt discounts	8,508	10,186
Capital lease obligations	1,485	1,485

Total long-term liabilities	9,993	11,671
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 78,768 and 205,340 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively (entitled in liquidation to $2,033 and $5,175, respectively)	2	4
Common stock, $0.02 par value, 200,000,000 shares authorized:
47,073,262 and 42,079,468 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	941	842
Additional paid-in capital	441,249	430,971
Other comprehensive loss	(11)	(17)
Accumulated deficit	(420,637)	(408,156)

Total shareholders' equity	21,544	23,644

Total liabilities and shareholders' equity	$46,979	$52,442

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Operating expenses:
Research and development	$4,891	$8,178
General and administrative	4,799	3,010
Restructuring	1,626	468
Asset impairment loss	—	588

Total operating expenses	11,316	12,244

Loss from operations	(11,316)	(12,244)
Other (expense) income:
Interest expense	(634)	(867)
Interest income and other, net	61	161

Total other (expense) income, net	(573)	(706)

Net loss	(11,889)	(12,950)
Preferred stock dividends	(22)	(125)
Preferred stock dividends, in-kind	(570)	—

Net loss applicable to common shareholders	$(12,481)	$(13,075)

Net loss per share applicable to common shareholders—basic and diluted	$(0.29)	$(0.38)

Weighted average common shares outstanding—basic and diluted	43,254	34,688

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,889)	$(12,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	408
Amortization of discount on notes payable	312	386
Accretion of premium on investment securities	152	81
Asset impairment loss	—	588
Restructuring	1,181	357
Share-based compensation issued for services	306	8
Share-based employee compensation	3,407	1,293
Change in operating assets and liabilities:
Prepaid expenses and other assets	28	(19)
Accounts payable	381	884
Accrued liabilities	(2,556)	(2,088)

Net cash used in operating activities	(8,344)	(11,052)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	7,854	14,650
Purchases of investment securities	(6,324)	(17,217)
Facilities and equipment purchases	—	(13)
Proceeds from disposals of equipment and facilities	41	—

Net cash provided by (used in) investing activities	1,571	(2,580)

Cash flows from financing activities:
Repayment of principal on note payable	(2,646)	(1,971)
Repayment of capital lease obligation	(38)	—
Net proceeds from issuance of common stock	6,092	—

Net cash provided by (used in) financing activities	3,408	(1,971)

Net decrease in cash and cash equivalents	(3,365)	(15,603)

Cash and cash equivalents:
Beginning of period	15,938	44,144

End of period	$12,573	$28,541

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$22	$125
Preferred stock dividends, in-kind	570	—
Supplemental disclosure of cash paid during the period for:
Interest	$334	$489

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies

Overview

        Poniard Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of cancer therapeutics. The accompanying condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and its wholly-owned subsidiary, NeoRx Manufacturing Group, Inc. (the "Company"). All intercompany balances and transactions have been eliminated.

Basis of Presentation

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

        The results of operations for the period ended March 31, 2010 are not necessarily indicative of the expected operating results for the full year.

        The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date. The balance sheet does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, and available on the SEC's website, www.sec.gov.

Use of Estimates

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

Reclassifications

        Certain balances and results from the prior year have been reclassified to conform to the Company's current year presentation. The Company's reclassifications had no effect on total operating expenses, net loss or shareholders' equity.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies (Continued)

Significant Risks and Uncertainties

        The Company has historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2010, the Company had net working capital of $24,007,000, an accumulated deficit of $420,637,000 and total shareholders' equity of $21,544,000. The Company's total cash, cash equivalent and investment securities balances, net of restricted cash of $281,000, was $38,348,000 at March 31, 2010. The Company has financed its operations to date primarily through the sale of equity securities, borrowings under debt instruments, technology licensing and collaborative agreements. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the three months ended March 31, 2010 totaled $8,344,000. The Company is focusing its resources on the continued development of its primary product candidate, picoplatin. The Company does not anticipate that its picoplatin product will be commercially available before 2011. As a result, the Company does not have a predictable source of revenue or other cash flows and does not expect to generate cash from operations for the foreseeable future. Thus, the Company is dependent upon its ability to sell equity instruments, borrow, or enter into licensing agreements or other strategic relationships to provide capital to sustain its operations. In March 2010, in connection with the adoption of an initiative to develop registration strategies for picoplatin in multiple indications, the Company engaged an investment banker to conduct a comprehensive review of strategic alternatives, including raising additional capital, a merger or sale of the Company or partnering with another company. The Company may not be able to obtain required additional capital or enter into relationships with corporate partners or other third parties on a timely basis, on terms ultimately favorable to the Company, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect the Company's potential financing sources and opportunities for partnering or other strategic relationships.

        The Company's loan facility with GE Business Financial Services and Silicon Valley Bank, described in Note 5 below, requires that the Company maintain a minimum amount of cash, cash equivalents and investments ("unrestricted cash") during the term of the loan equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. Taking into account the minimum unrestricted cash requirement under the Company's loan agreement and its projected operating results, the Company believes that its current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least through the end of 2010. Thereafter, unless the Company raises additional funds, or enters into a partnering or other strategic relationship, it will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan agreements. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. If an event of default were to occur, the Company might not have sufficient funds to repay the loan or to fund its continuing operations. Provisions of the loan agreement would limit the Company's ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions, and engage in certain investment activities without the prior consent of the lenders.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies (Continued)

Subsequent Events Evaluation

        The Company has reviewed and evaluated material subsequent events through the date that the financial statements were available for issuance and all appropriate subsequent events disclosures, if any, have been made in the notes to the unaudited condensed consolidated financial statements.

Recent Accounting Standards

        In October 2009, the Financial Accounting Standards Board ("FASB") issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company believes that these new standards would have an impact on its consolidated financial statements in the future were it to enter into an arrangement with multiple deliverables.

        In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not believe that these new standards will have a material effect on its consolidated financial statements.

Note 2. Fair Value Measurements

        The Company categorizes assets and liabilities recorded at fair value in its condensed consolidated balance sheet based upon the level of judgment associated with inputs used to measure their value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then ranks the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. The three levels of the FASB fair value hierarchy are as follows:

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

        The following tables present a summary of the Company's assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$11,154	$11,154	$—	$—
Investment securities	25,775	—	25,775	—

	$36,929	$11,154	$25,775	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$15,447	$15,447	$—	$—
Investment securities	27,451	—	27,451	—

	$42,898	$15,447	$27,451	$—

        As of March 31, 2010 and December 31, 2009, the Company's cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At March 31, 2010, the cash equivalents balance consists of $11,154,000 in money market funds. Investment securities are comprised of corporate debt securities and federal government and agency securities (see Note 3 below for further details on investment securities).

        When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of March 31, 2010.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Investment Securities

        The Company's investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive loss on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net, in the condensed consolidated statements of operations.

        Investment securities consisted of the following at March 31, 2010 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$10,519	$2	$—	$10,521
Corporate debt securities, with unrealized losses	6,424	—	(7)	6,417
Federal government and agency securities, with unrealized gains	1,492	1	—	1,493
Federal government and agency securities, with unrealized losses	7,351	—	(7)	7,344

	$25,786	$3	$(14)	$25,775

Net unrealized loss			$(11)

Maturity:
Less than one year	$23,494			$23,487
Due in 1 - 2 years	2,292			2,288

	$25,786			$25,775

        Investment securities consisted of the following at December 31, 2009 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$12,608	$8	$—	$12,616
Corporate debt securities, with unrealized losses	5,565	—	(13)	5,552
Federal government and agency securities, with unrealized gains	1,509	1	—	1,510
Federal government and agency securities, with unrealized losses	7,786	—	(13)	7,773

	$27,468	$9	$(26)	$27,451

Net unrealized loss			$(17)

Maturity:
Less than one year	$23,199			$23,198
Due in 1 - 2 years	4,269			4,253

	$27,468			$27,451

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Clinical trials	$3,922	$6,550
Accrued expenses	778	803
Compensation	445	326
Severance	1,181	—

	$6,326	$7,679

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

        The loan agreement provides for a $27,600,000 senior secured term loan facility ("loan facility") to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance in the amount of $10,000,000 ("cash portion"), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and paid $675,000 to GE Business Financial Services on March 31, 2010. All final payment amounts are being accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company. At March 31, 2010, the outstanding principal balance under the loan facility was $16,394,000, net of discount of $1,347,000.

        In connection with the loan agreement, the Company issued the lenders ten-year warrants to purchase an aggregate of 219,920 shares of the Company's common stock at an exercise price of $4.297 per share. The fair value of the warrants using the Black-Scholes option-pricing model was approximately $928,000 based upon assumptions of expected volatility of 90%, a contractual term of ten years, an expected dividend rate of zero and a risk-free interest rate of 3.74%. The portion of the loan proceeds allocable to the warrants is approximately $806,000 based on the relative fair value of the

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Note Payable (Continued)

warrants, which the Company recorded as discount to notes payable. The total of the final loan payments and the proceeds allocated to the warrants of approximately $4,051,000 is being amortized to interest expense using an effective interest rate of 13.8%. The warrants became exercisable upon issuance and are exercisable anytime during their term. In October 2009, Silicon Valley Bank exercised its warrants held in connection with the 2006 and 2008 loan agreements to purchase an aggregate of 197,169 common shares, net of equivalent shares at market to cover the total exercise price. In November 2009, the Company amended the warrants held by GE Business Financial Services in connection with the 2006 and 2008 loan agreements to purchase an aggregate of 197,169 common shares to change the exercise price to $2.00 per share resulting in an increase in shareholders' equity and a charge to interest expense of $33,000 in 2009.

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. The Company was in compliance with all loan covenants as of March 31, 2010.

Note 6. Common Stock Purchase Agreements

        On February 23, 2010, the Company entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd. ("Commerce Court"). The facility provides that, upon the terms and subject to the conditions therein, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company's registered common stock over approximately 18 months; provided, however, that in no event may the Company issue to Commerce Court more than 8,423,431 shares of common stock, which is equal to one share less than 20% of the Company's outstanding common shares on the closing date of the facility, less 121,183 shares issued to Commerce Court as a commitment fee. The purchase price of the shares will be equal to the daily volume weighted average price over eight consecutive trading days or such other draw down period mutually agreed upon by the parties, less a discount ranging from 3.125% to 5.0%, based on the trading price of the Company's common stock. In addition, Commerce Court may not at any time acquire shares if, after giving effect to such purchase, Commerce Court would beneficially own 9.9% or more of the Company's outstanding common stock. Commerce Court is not obligated to purchase shares at prices below $1.00 per share. On March 15, 2010, the Company completed a draw down and sale of 4,229,000 shares of its common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6,092,000 were received, after deducting offering costs of approximately $228,000.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment

April 2010 Restructuring

        On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue a New Drug Application for its drug candidate, picoplatin, in small cell lung cancer. This restructuring plan resulted in a decrease in the number of employees by approximately 45%, to a total of 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $542,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which will be paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 restricted stock units ("RSUs"), which were awarded in February 2010 pursuant to the Amended and Restated 2004 Incentive Compensation Plan (the "2004 Plan"), became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 for additional information). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $962,000 in share-based compensation expense for terminated employees for the period ended March 31, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statement of operations for the three months ended March 31, 2010 and in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2010 related to the April 2010 restructuring (in thousands):

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2010
Employee termination benefits	$542	$—	$542

February 2010 Restructuring

        On February 5, 2010, the Company implemented a restructuring plan to conserve its capital resources, resulting in a reduction in the Company's workforce by approximately 57%, to 22 employees. The Company incurred restructuring charges of approximately $1,083,000, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009, became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 for additional information). These RSUs converted to common stock on a one-for-one basis in February 2010. The Company recognized approximately $174,000 in share-based compensation expense for terminated employees for the period ended March 31, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statement of operations for the three months ended March 31, 2010 and in accrued

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment (Continued)

liabilities in the condensed consolidated balance sheet as of March 31, 2010 related to the February 2010 restructuring (in thousands):

Description	Initial Restructuring Charge February 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2010
Employee termination benefits	$1,061	$(422)	$639
Other termination costs	22	(22)	—

Total	$1,083	$(444)	$639

March 2009 Restructuring

        On March 31, 2009, the Company implemented a strategic restructuring plan to refocus its cash resources on clinical and commercial development of picoplatin, which resulted in the discontinuation of the Company's preclinical research operations and in the reduction of its workforce by approximately 12%, to a total of 57 employees. The Company incurred severance charges totaling $296,000 related to the reduction in staff. All severance charges related to the restructuring were paid in 2009. The Company incurred additional charges totaling approximately $172,000 related to the closure of its lab facilities in South San Francisco, California. Of this amount, $6,000 was incurred as share-based compensation expense, $12,000 was a write-off of prepaid expenses, and $154,000 was incurred for contract and other termination costs. All outstanding liabilities for contract and termination costs were paid in 2009.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the periods ended March 31, 2009 and 2010 and in accrued liabilities in condensed consolidated balance sheets as of March 31, 2009 and 2010 related to the March 2009 restructuring (in thousands):

Description	Initial Restructuring Charge March 2009	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2009	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2010
Employee termination benefits	$296	$(111)	$185	$(185)	$—

Contract termination costs	125	—	125	(125)	—
Other termination costs	47	(18)	29	(29)	—

Subtotal	172	(18)	154	(154)	—

Total	$468	$(129)	$339	$(339)	$—

        In conjunction with the decision to discontinue the Company's preclinical research operations during the quarter ended March 31, 2009, the Company recognized an asset impairment loss of $588,000 on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in the prepaid expenses and other current assets line on the

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment (Continued)

accompanying condensed consolidated balance sheets. All remaining impaired assets held for sale were sold in January 2010.

        The following table summarizes information related to the impairment charges (in thousands):

Lab Equipment & Leasehold Improvements
Impairment loss	$588

Impaired carrying value upon restructuring March 31, 2009	$57
Disposals of assets	(52)

Post impairment carrying value as of December 31, 2009	5
Disposals of assets	(5)

Post impairment carrying value as of March 31, 2010	$—

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

        The Company accounted for all payments made in consideration of the picoplatin license, as amended, by capitalizing them as an intangible asset. The Company's capitalization of the total $12,000,000 of picoplatin license payments is based on the Company's reasonable expectation at the time of acquisition and through the date of the amendment that the intravenous formulation of picoplatin, as it existed at the time of the acquisition of the picoplatin license and the license amendment, would be used in research and development ("R&D") projects and, therefore, had alternative future uses in the treatment of different cancer indications. At the time of acquisition, the Company planned to use intravenous picoplatin in a Phase II clinical trial in patients with small cell lung cancer and reasonably expected that the intravenous formulation could be used in additional,

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Picoplatin License and Amendment (Continued)

currently identifiable R&D projects in the form of clinical trials for other solid tumor cancer indications, such as prostate and colorectal cancers.

        The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the 12 years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in accordance with the FASB's guidance for intangibles, and is amortizing the initial $2,000,000 license payment over this 12 year useful life beginning in April 2004. The Company concluded that no change in the 12 year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, continuing to amortize the initial $2,000,000 license payment over the 12 year useful life and is amortizing the license amendment payment of $10,000,000 over the remainder of the 12 year useful life of the picoplatin intangible asset.

        The Company reviews its long-lived assets for possible impairment whenever significant events indicate such impairment may have occurred. In November 2009, the Company announced that its pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of patients with small cell lung cancer did not meet its primary endpoint of overall survival. The Company considers this event to be a trigger for testing its picoplatin intangible asset for possible impairment; however, upon review of the expected future undiscounted net cash flows identifiable to the picoplatin license, the Company determined that the picoplatin intangible asset is recoverable and that no impairment occurred.

        Licensed products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $4,712,000 and $4,408,000 at March 31, 2010 and December 31, 2009, respectively.

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

	Three Months Ended March 31,
	2010	2009
Common stock options	5,953,649	5,841,041
Restricted stock units	2,639,442	93,604
Common stock warrants	5,085,196	5,496,651

        In addition, 14,966 and 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended March 31, 2010 and 2009, respectively, because the effect of including such shares would not be dilutive.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation

        A summary of the Company's fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at March 31, 2010	3,752	$6.75	6.08	$—

        The Company recorded the following amounts of share-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expense	$1,369	$320
General and administrative expense	2,038	973

Total	$3,407	$1,293

        The share-based compensation expense for the three months ended March 31, 2009 includes a stock option granted during the first quarter of 2009 to a Company officer to purchase an aggregate of 200,000 shares of common stock that vests over a four year period. The share-based compensation expense for the three months ended March 31, 2010 includes a stock option granted during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock that vests over a four year period.

        Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company's board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven year vesting schedule in the first quarter of 2010. As of March 31, 2010, the cumulative accelerated vesting equals 85% of the shares subject to the seven year vesting schedule.

        On April 9, 2010, the Company awarded 587,200 RSUs to officers and employees. The fair value of the RSUs was $1.14 per unit, or approximately $669,000 in total, based upon the closing market price of the Company's common stock on the award date. The RSUs vest 50% on each of the first two anniversaries of April 9, 2010, subject to forfeiture or acceleration of vesting upon the occurrence of certain events.

        On February 4, 2010, the Company awarded approximately 2,354,000 RSUs under the 2004 Plan to certain employees and officers as an incentive for future performance. The fair value of the RSUs was $1.54 per unit, or approximately $3,626,000 in total, based upon the closing market price of the Company's common stock on the award date. The RSUs become fully vested on December 31, 2010,

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

subject to earlier acceleration upon termination of employment by the Company without cause. Due to the Company's restructuring in the first quarter of 2010 (see Note 7 for further discussion), approximately 965,000 of these RSUs became fully vested on April 30, 2010. The Company determined the expense for these awards on a straight-line basis from grant date through the accelerated vesting date. Share-based compensation expense for the period ended March 31, 2010 includes approximately $1,318,000 related to these awards.

        On October 6, 2009, the Company awarded 100,000 RSUs under the 2004 Plan to a Company officer as incentive compensation. The RSUs vest 25% on each of the first four anniversaries of the grant subject to continuous employment and further subject to accelerated vesting under specific conditions defined in the award agreement. The fair value of the award was $727,000 based upon the closing market price of the Company's common stock on the award date. As of March 31, 2010, the Company determined that it is probable that a portion of the award would be accelerated per the terms of the agreement and is recognizing share-based compensation expense for the award on a pro-rata basis through the estimated dates for vesting. Share-based compensation expense for the period ended March 31, 2010 includes approximately $65,000 for this award.

        On July 23, 2009, the Company awarded an additional 290,400 RSUs under the 2004 Plan to non-officer employees as an incentive for future performance. The fair value of the RSUs was $7.34 per unit, or approximately $2,132,000 in total, based upon the closing market price of the Company's common stock on the award date. The RSUs vest based on the achievement of certain performance milestones during 2010, subject to acceleration upon termination of employment by the Company without cause. Due to the Company's restructuring in the first quarter of 2010 (see Note 7 for further discussion), approximately 157,000 of these RSUs became fully vested on February 5, 2010. The Company determined share-based compensation expense for these awards on a straight-line basis from grant date through the accelerated vesting date. Share-based compensation expense for the period ended March 31, 2010 includes approximately $354,000 related to these awards.

        On July 11, 2009, a Company director was awarded 170,000 RSUs under the 2004 Plan as compensation for consulting services. The RSUs vest 50% on each of the first two anniversaries of the grant and are subject to 100% acceleration upon the achievement of a performance milestone defined in the agreement. The fair value of the award was approximately $196,000 at March 31, 2010, and will be re-measured at each reporting date as it is accounted for as a non-employee award. As of March 31, 2010, the Company determined that the performance milestone is probable of being achieved in 2010 and is thus recognizing stock compensation for the fair value of the award on a pro-rata basis from the grant date through the estimated date of achievement.

        In 2008, the Company awarded approximately 92,000 RSUs under the 2004 Plan to non-officer employees as an incentive for future performance. An additional 4,000 RSUs were awarded in 2009 for this incentive program. Upon vesting, each RSU is payable with one share of the Company's common stock. The average fair value of the RSUs was $3.13 per unit, or approximately $299,000 in total, based upon the closing market price of the Company's common stock on the award dates. The RSUs vest based on the achievement of certain performance milestones during 2009 and 2010. During 2009, all three milestones were achieved and the shares vested and were released. Share-based compensation for these awards was fully recognized during 2009.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2010	2009
Expected term (in years)	5.0	4.9
Risk-free interest rate	2.22%	1.86%
Expected stock price volatility	95%	95%
Expected dividend rate	0%	0%

        No income tax benefit has been recorded for share-based compensation expense as the Company has a full valuation allowance and management has concluded that it is more likely than not that the Company's net deferred tax assets will not be realized. As of March 31, 2010, total unrecognized costs related to employee share-based compensation is approximately $8,271,000. Unrecognized share-based compensation expense from outstanding stock options is approximately $5,382,000 and is expected to be recognized over a weighted average period of approximately 2.1 years. Unrecognized share-based compensation expense from outstanding RSUs is approximately $2,889,000 and is expected to be recognized over a weighted average period of approximately 0.8 years subject to acceleration with the occurrence of certain qualifying events.

Note 11. Comprehensive Loss

        The Company's comprehensive loss for the three months ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$11,889	$12,950
Net unrealized gain on investment securities	(6)	(1)

Comprehensive loss	$11,883	$12,949

Note 12. Commitments and Contingencies

        The Company entered into a picoplatin active pharmaceutical ingredient ("API") commercial supply agreement with W.C. Heraeus GmbH ("Heraeus") in March 2008. Under this agreement Heraeus will produce the picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of December 31, 2009, Heraeus

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Commitments and Contingencies (Continued)

had completed construction of the dedicated equipment at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement. The Company does not anticipate beginning production of commercial supplies of picoplatin API, thereby utilizing the dedicated equipment, within the next 12 months and has, therefore, classified the obligation as long-term. Due to the delay in the Company's plans for the commercialization of picoplatin, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an asset impairment charge of $1,485,000 in the consolidated statement of operations during the quarter ended December 31, 2009.

Note 13. Exchange of Preferred Stock

        On February 6, 2010, the Company issued 379,956 shares of its common stock to an institutional shareholder in exchange for the shareholder's delivery to the Company of 126,572 shares of the Company's outstanding $2.4375 convertible exchangeable preferred stock, Series 1 ("Series 1 shares"). The shareholder approached the Company with the proposed exchange transaction and the final terms of the exchange were determined by arms-length negotiation between the parties. A portion of the common stock issued by the Company in the exchange was in addition to the number of shares that were calculable under the exchange provisions of the Series 1 preferred stock designation of rights in the Company's articles of incorporation. This portion was accounted for by the Company as an in-kind dividend, the fair value of which is $570,000. The Series 1 shares received by the Company in the exchange constitute authorized but unissued shares of preferred stock of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "project," "potential," "propose," "continue," "assume" or other similar expressions, or the negatives of those expressions. All statements contained in this Form 10-Q regarding our corporate objectives and strategies, future operations, potential partnering and other strategic transactions, projected financial position, planned product development activities, proposed product indications, future regulatory approvals, proposed product commercialization, adequacy of current cash resources, projected costs, potential sources of capital, future prospects, the future of our industry, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

        We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010 and available on the SEC's website, www.sec.gov, including under the heading "Risk Factors" in the Form 10-K, and in this Form 10-Q, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operation." Please consider our forward-looking statements in light of these risks as you read this report.

Background and Corporate Update

        During the first quarter of 2010, we completed a management restructuring and reduced our workforce as we refocused our clinical and regulatory goals. On March 24, 2010, we announced that we were suspending our effort to file a New Drug Application, or NDA, seeking approval of picoplatin as a second-line treatment for patients with small cell lung cancer. We made this decision following a detailed analysis of primary and updated data from our Phase 3 SPEAR (Study of Picoplatin Efficacy After Relapse) study and an evaluation of the NDA process with the U.S. Food and Drug Administration. We now are focusing our efforts on developing registration strategies for picoplatin in colorectal, prostate, ovarian and small cell lung cancers and are continuing to explore partnering and other arrangements to enable the execution of these strategies. We have engaged Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of our picoplatin program to our shareholders. These alternatives may include a potential cash raise, merger, sale or partnership.

        With respect to the review of strategic alternatives, we can provide no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. We do not plan to release additional information about the status of the review of alternatives until a definitive agreement is entered into or the process is otherwise completed.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2010 and 2009

  Research and Development

        Research and development expenses decreased 40% to approximately $4.9 million in the first quarter of 2010 compared to approximately $8.2 million in the first quarter of 2009. Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2010	2009	% Change
	($ in thousands)
Research	$—	$749	-100%
Contract manufacturing	518	962	-46%
Clinical	2,714	6,139	-56%
Share-based compensation	1,659	328	406%

Total	$4,891	$8,178	-40%

        Research and development expenses decreased significantly during the first quarter of 2010 from the comparable period in 2009 as a result of our picoplatin trials winding down. We did not incur any research expenses during the first quarter of 2010 due to the discontinuation of our research operations effective March 31, 2009. Contract manufacturing costs decreased 46% to $0.5 million in the first quarter of 2010 from the comparable period in 2009, reflecting no drug production and reduced drug product stability testing and analysis activity. Clinical costs decreased 56% to $2.7 million in the first quarter of 2010 from the comparable period in 2009. This decrease resulted primarily from reduced clinical activity in connection with our current picoplatin studies, all of which are in a follow-up or extended follow-up stage. Share-based compensation expense increased 406% to $1.7 million in the first quarter of 2010 from the comparable period in 2009, due primarily to the recognition of expense for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 and July 2009 as incentives for future performance.

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

	Three Months Ended March 31,
	2010	2009	% Change
	($ in thousands)
Picoplatin	$2,379	$6,072	-61%
Other unallocated costs and overhead	853	1,778	-52%
Share-based compensation	1,659	328	406%

Total	$4,891	$8,178	-40%

        Our external costs for picoplatin in the quarters ended March 31, 2010 and 2009 reflect costs associated with our various picoplatin clinical studies and the manufacture of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decrease in 2010, reflecting lower costs for our fully enrolled small cell lung, colorectal and prostate cancer trials and our completed oral picoplatin study, partially offset by clinical, consulting and other development costs associated with our efforts to identify a strategic partner and explore other alternatives to support the continued development of picoplatin in multiple indications and two formulations.

        As of March 31, 2010, we have incurred external costs of approximately $75.7 million in connection with our entire picoplatin clinical program. Total estimated future costs of our picoplatin Phase 3 trial in small cell lung cancer is approximately $1.5 million through the end of 2010. Total estimated future costs of both our picoplatin Phase 2 trial in colorectal cancer and our Phase 2 trial in castration-resistant prostate cancer are in the range of $0.6 million to $0.8 million through the end of 2010. These future costs reflect activities to complete our trials through data analysis and data lock and could be substantially higher if we have to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until we complete required clinical studies and obtain U.S. Food and Drug Administration, or FDA, marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

        The risks and uncertainties associated with completing the development of picoplatin on schedule, or at all, include the following, as well as the other risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009:

  •
  we may not have adequate funds or secure corporate partners or enter into other strategic relationships to complete the development of picoplatin;

  •
  picoplatin may not be shown to be safe and efficacious in clinical trials; and

  •
  we may be unable to obtain regulatory approvals of the drug or may be unable to obtain such approvals on a timely basis.

        If we fail to obtain marketing approvals for picoplatin, are unable to secure adequate commercial supplies of picoplatin active pharmaceutical ingredient, or API, and finished drug product, or do not complete development and obtain United States and foreign regulatory approvals on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

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

  General and Administrative

	Three Months Ended March 31,
	2010	2009	% Change
	($ in thousands)
General and administrative	$2,745	$2,037	35%
Share-based compensation	2,054	973	111%

Total	$4,799	$3,010	59%

        General and administrative expenses increased 59% to approximately $4.8 million in the first three months of 2010 compared to approximately $3.0 million for the same period in 2009. Excluding share-based compensation expense, general and administrative expenses increased 35% to approximately $2.7 million in the first quarter of 2010 compared to approximately $2.0 million for the same period in 2009. This increase was due primarily to a one-time credit for reimbursement of patent related legal costs in the first quarter of 2009 and higher general legal expenses in 2010. Share-based compensation expense in 2010 and 2009 reflects non-cash charges recognized in accordance with the accounting rules for share-based compensation, under which the fair value of all employee and non-employee share-based payments is charged to expense over the vesting period of the share-based award. Share-based compensation expense increased 111% to approximately $2.1 million in the first three months of 2010 compared to approximately $1.0 million for the same period in 2009, due primarily to the recognition of expense for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 and July 2009 as incentives for future performance.

  Restructuring and Asset Impairments

  April 2010 Restructuring

        On March 24, 2010, we announced a restructuring plan in connection with our decision to suspend efforts to pursue an NDA for our drug candidate, picoplatin, in small cell lung cancer, resulting in a reduction of our workforce by approximately 45%, to a total of 12 employees, effective April 30, 2010. In connection with this plan, we recorded a restructuring charge of approximately $0.5 million in the first quarter of 2010, consisting of one-time employee termination benefits, which will be paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 RSUs, which were awarded in February 2010 and held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $962,000 in share-based compensation expense for the terminated employees for the period ended March 31, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

  February 2010 Restructuring

        On February 5, 2010, we implemented a restructuring plan to conserve our capital resources, resulting in a reduction of our workforce by approximately 57%, to a total of 22 employees. We recorded restructuring charges of approximately $1.1 million, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were granted in July 2009 and held by the employees who were terminated, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in February 2010. The Company recognized approximately $174,000 in share-based compensation expense for the terminated employees for the period ended March 31, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

  March 2009 Restructuring

        On March 31, 2009, we implemented a strategic restructuring plan to refocus our cash resources on clinical and commercial development of picoplatin, which resulted in the discontinuation of our preclinical research operations and in the reduction of our workforce by approximately 12%, to a total of 57 employees. This restructuring resulted in charges of $0.5 million in the first quarter of 2009, consisting of $0.3 million in severance charges and $0.2 million in other expenses related to the closure of our lab facilities in South San Francisco, California.

        In conjunction with the decision to discontinue our preclinical research operations during the quarter ended March 31, 2009, we recognized an asset impairment loss of $0.6 million on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2009. Additionally, during the quarter ended December 31, 2009, we recognized an impairment charge of approximately $1.5 million for our dedicated manufacturing equipment asset. The impairment charge was determined based on the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2011.

  Other Income and Expense

	Three Months Ended March 31,
	2010	2009	% Change
	($ in thousands)
Interest expense	$(634)	$(867)	-27%
Interest income and other, net	61	161	-62%

Total	$(573)	$(706)	-19%

        Interest expense decreased 27% to approximately $0.6 million in the first quarter of 2010 compared to approximately $0.9 million for the same period in 2009. The decrease in interest expense was primarily due to reduced borrowings between periods. Interest income and other, net, decreased 62% to approximately $0.1 million for the first three months of 2010 compared to approximately $0.2 million for the same period in 2009. The decrease was primarily due to decreased balances in our investment securities portfolio.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	($ in thousands)
Cash, cash equivalents and investment securities	$38,348	$43,389
Working capital	24,007	27,369
Shareholders' equity	21,544	23,644

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Cash provided by (used in):
Operating activities	$(8,344)	$(11,052)
Investing activities	1,571	(2,580)
Financing activities	3,408	(1,971)

        We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of $0.3 million, totaled $38.3 million at March 31, 2010. As of March 31, 2010, we had net working capital of $24.0 million, an accumulated deficit of $420.6 million and total shareholders' equity of $21.5 million.

        We have historically maintained our financial position through strategic management of our resources, including, the sale of equity securities, borrowings under debt instruments, technology licensing and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the three months ended March 31, 2010 totaled $8.3 million.

  Capital Resources

        Equity Financing.    On March 15, 2010, we completed a draw down and sale of an aggregate of approximately 4.2 million shares of our common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6.1 million were received, after deducting offering expenses of approximately $0.2 million. Proceeds of this draw down will be used to fund our efforts to develop registrational strategies and explore partnering and other strategic relationships to support the continued development of picoplatin in small cell lung, colorectal, prostate and ovarian cancers. See Note 6 to the Notes to condensed consolidated financial statements for additional information.

        During 2009, we sold an aggregate of approximately 7.0 million shares of our common stock to Azimuth Opportunity Ltd., or Azimuth, pursuant to two draw downs under an equity line of credit facility with Azimuth. In the first draw down on November 23, 2009, we sold approximately 3.5 million common shares to Azimuth at a purchase price of approximately $2.15 per share. We sold Azimuth approximately 3.5 million common shares for approximately $1.87 per share in the second draw down on December 22, 2009. The equity facility terminated by its terms on December 22, 2009. We received aggregate net proceeds from the draw downs of approximately $13.7 million. The proceeds of the draw downs under the Azimuth facility will be used for general corporate purposes, including working capital.

        Secured Loan Facility.    On September 2, 2008, we entered into an amended and restated loan and security agreement with GE Business Financial Services, Inc. and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010. Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan, pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and $0.7 million to GE Business Financial Services on March 31, 2010. The loan facility is secured by a first lien on all of our non-intellectual property assets. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. In October 2009, Silicon Valley Bank exercised its warrants. In November 2009, we amended the warrants held by GE Business Financial Services to change the exercise price to $2.00 per share. At March 31, 2010, the outstanding principal amount under the loan facility was $16.4 million, net of discount of approximately $1.3 million.

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We were in compliance with all loan covenants as of March 31, 2010.

        Taking into account the minimum unrestricted cash requirement under the loan agreement and our projected operating results, we believe that our current cash, cash equivalent and investment securities balances will provide adequate resources to fund operations at least through the end of 2010. However, given the uncertainties of outcomes of our strategies to support the continued development of picoplatin, there is no assurance that we can achieve our projected operating results. Thereafter, unless we raise additional funds, we will be in default of the loan agreement. We have no assurance that, especially in light of the current difficult economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults.

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

        Operating Agreements.    On February 12, 2010, we entered into a sublease agreement with Veracyte, Inc., pursuant to which Veracyte is subleasing, effective March 1, 2010, approximately 11,000 square feet of our 17,045 square feet of executive office space located at 7000 Shoreline Court, South San Francisco, California. Base sublease rental income for this space is $17,600 per month. On

September 1, 2010, the subleased space will expand to encompass the entire 17,045 square feet of our executive office space. After delivery of this expanded sublease space, base sublease rental income will be $28,124 per month until expiration of the sublease on July 10, 2011, at which time Veracyte will lease the entire space directly from the landlord. Additional rent under the sublease will be payable monthly to us by Veracyte, based on Veracyte's share of operating expenses attributable to the subleased space. We currently are evaluating our facility space requirements and plan to explore alternative sites in the San Francisco area for executive office space. We currently expect to save approximately $700,000 in future rental and operating expenses as a consequence of the sublease.

        We have entered into clinical supply agreements with W. C. Heraeus GmbH, or Heraeus, and Baxter Oncology GmbH, or Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement had an initial term ending December 31, 2009, and in December 2009, we exercised our first renewal option, extending the term to December 31, 2010. This agreement remains subject to renewal, at our option, for an additional one-year term. The total aggregate cost of clinical supplies of picoplatin API and finished drug product purchased during the three months ended March 31, 2010 was $0.1 million. We do not have any purchase commitments under these agreements.

        We also have entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. The costs to Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2011, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and therefore recognized an impairment charge of $1.5 million. We do not have any purchase commitments under these agreements.

        During the three months ended March 31, 2010, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $0.4 million under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $0.3 million represents total aggregate minimum lease payments under these leases. As discussed above, we have entered into a sublease of most, and as of September 1, 2010, all of our executive office space in South San Francisco.

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

        We will require substantial additional capital to pursue our strategies to support the continued development of picoplatin and to fund our future operations. Management is continuously exploring financing alternatives, including:

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

  •
  actions taken by the FDA and other regulatory authorities, specifically including future FDA guidance regarding potential regulatory strategies for picoplatin in prostate, colorectal and ovarian cancers;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market rate risks at March 31, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2010.

        There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        Our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I, "Item 1A, Risk Factors," in our Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

Item 6.    Exhibits

  (a)
  Exhibits—See Exhibit Index below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: May 10, 2010	By:	/s/ GREGORY L. WEAVER Gregory L. Weaver Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement	(A	)
10.2	Amendment Two dated as of March 11, 2010, to Consulting Agreement effective July 11, 2009, between the Company and Gary A. Lyons	(A	)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(A	)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(A	)
32.1	Section 1350 Certification of Chief Executive Officer	(A	)
32.2	Section 1350 Certification of Chief Financial Officer	(A	)

(A)
Filed herewith.