Form 10-Q
period 2010-06-30
PONIARD PHARMACEUTICALS, INC.
filed 2010-08-09
CIK 755806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

        As of July 30, 2010, 48,130,866 shares of the registrant's common stock, $0.02 par value per share, were outstanding.

 TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,201	$15,938
Cash—restricted	158	281
Investment securities	19,068	27,451
Prepaid expenses and other current assets	721	826

Total current assets	30,148	44,496
Facilities and equipment, net of depreciation of $1,142 and $1,199 at June 30, 2010 and December 31, 2009, respectively	98	219
Other assets	51	135
Licensed products, net	6,985	7,592

Total assets	$37,282	$52,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$543	$849
Accrued liabilities	3,490	7,679
Current portion of note payable and capital lease obligations	7,886	8,599

Total current liabilities	11,919	17,127
Long-term liabilities:
Note payable, noncurrent portion, net of debt discounts	6,781	10,186
Capital lease obligations	1,529	1,485

Total long-term liabilities	8,310	11,671
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 78,768 and 205,340 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively (entitled in liquidation to $1,985 and $5,175, respectively)	2	4
Common stock, $0.02 par value, 200,000,000 shares authorized:
48,045,866 and 42,079,468 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	961	842
Additional paid-in capital	443,318	430,971
Other comprehensive gain/(loss)	3	(17)
Accumulated deficit	(427,231)	(408,156)

Total shareholders' equity	17,053	23,644

Total liabilities and shareholders' equity	$37,282	$52,442

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$2,088	$5,311	$6,979	$13,489
General and administrative	3,888	3,777	8,687	6,787
Restructuring	—	—	1,626	468
Asset impairment loss	—	—	—	588

Total operating expenses	5,976	9,088	17,292	21,332

Loss from operations	(5,976)	(9,088)	(17,292)	(21,332)
Other (expense) income:
Interest expense	(594)	(796)	(1,228)	(1,663)
Interest income and other, net	24	164	85	325

Total other (expense) income, net	(570)	(632)	(1,143)	(1,338)

Net loss	(6,546)	(9,720)	(18,435)	(22,670)
Preferred stock dividends	(48)	(125)	(70)	(250)
Preferred stock dividends, in-kind	—	—	(570)	—

Net loss applicable to common shareholders	$(6,594)	$(9,845)	$(19,075)	$(22,920)

Net loss per share applicable to common shareholders—basic and diluted	$(0.14)	$(0.28)	$(0.42)	$(0.66)

Weighted average common shares outstanding—basic and diluted	47,525	34,712	45,401	34,700

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(18,435)	$(22,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	662	773
Amortization of discount on notes payable	577	745
Accretion of premium on investment securities	286	220
Loss/(gain) on disposal of facilities and equipment	65	(18)
Asset impairment loss	—	588
Restructuring	670	31
Interest accrued on capital lease obligation	44	—
Share-based compensation issued for services	373	65
Share-based employee compensation	5,429	2,719
Change in operating assets and liabilities:
Prepaid expenses and other assets	109	164
Accounts payable	(306)	1,425
Accrued liabilities	(4,833)	(2,835)

Net cash used in operating activities	(15,359)	(18,793)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	15,439	24,650
Purchases of investment securities	(7,322)	(27,230)
Facilities and equipment purchases	—	(18)
Proceeds from disposals of facilities and equipment	42	24

Net cash provided by (used in) investing activities	8,159	(2,574)

Cash flows from financing activities:
Repayment of principal on note payable	(4,618)	(3,943)
Repayment of capital lease obligation	(38)	—
Decrease in restricted cash	123	—
Proceeds from stock options exercised	—	19
Net proceeds from issuance of common stock	6,092	—
Payment of preferred dividends	(96)	(250)

Net cash provided by (used in) financing activities	1,463	(4,174)

Net decrease in cash and cash equivalents	(5,737)	(25,541)

Cash and cash equivalents:
Beginning of period	15,938	44,144

End of period	$10,201	$18,603

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$70	$250
Preferred stock dividends, in-kind	570	—
Supplemental disclosure of cash paid during the period for:
Interest	$635	$946

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

Basis of Presentation

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

        The results of operations for the period ended June 30, 2010 are not necessarily indicative of the expected operating results for the full year.

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

Reclassifications

        Certain balances and results from the prior year have been reclassified to conform to the Company's current year presentation. In particular, certain legal expenses related to intellectual property and patents have been reclassified from research and development expense to general and administrative expense in the condensed consolidated statements of operations to conform with the current year's presentation. The amounts reclassified for these patent-related legal expenses for the three and six months ended June 30, 2009 are $342,000 and $268,000, respectively. The Company's reclassifications had no effect on total operating expenses, net loss or shareholders' equity.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies (Continued)

Significant Risks and Uncertainties

        The Company has historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2010, the Company had net working capital of $18,229,000, an accumulated deficit of $427,231,000 and total shareholders' equity of $17,053,000. The Company's total cash, cash equivalents and investment securities balances, net of restricted cash of $158,000, was $29,269,000 at June 30, 2010. The Company has financed its operations to date primarily through the sale of equity securities, borrowings under debt instruments, technology licensing and collaborative agreements. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the six months ended June 30, 2010 totaled $15,359,000. The Company is focusing its resources on the continued development of its primary product candidate, picoplatin. Based on the Company's activities to date for the development of registration strategies for picoplatin and its evaluation of strategic alternatives, the Company does not anticipate that its picoplatin product will be commercially available before 2014, if at all. As a result, the Company does not have a predictable source of revenue or other cash flows and does not expect to generate cash from operations for the foreseeable future. Thus, the Company is dependent upon its ability to sell equity instruments, borrow, or enter into licensing agreements or other strategic relationships to provide capital to sustain its operations. In March 2010, in connection with the adoption of an initiative to develop registration strategies for picoplatin in multiple indications, the Company engaged an investment banker to conduct a comprehensive review of strategic alternatives, including raising additional capital, a merger or sale of the Company or partnering with another company. The Company may not be able to obtain required additional capital or enter into relationships with corporate partners or other third parties on a timely basis, on terms ultimately favorable to the Company, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect the Company's potential financing sources and opportunities for partnering or other strategic relationships. If the Company is unable to secure additional capital to fund its working capital and capital expenditure requirements, it may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

        On July 20, 2010, the Company received a letter from The Nasdaq Stock Market stating that the minimum bid price of its common stock has been below $1.00 per share for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirements of The Nasdaq Global Market. The Company has 180 calendar days, or until January 18, 2011, to regain compliance with the minimum bid price requirement, which would consist of the closing bid price of its common stock meeting or exceeding $1.00 per share for at least ten consecutive business days during the 180-day grace period. If the Company does not regain compliance by January 18, 2011, it may, at that time, appeal any delisting determination to a Nasdaq Hearings Panel. Alternatively, if at that time the Company satisfies all of the initial listing standards, with the exception of the minimum bid price, for The Nasdaq Capital Market, it could apply to transfer the listing of its common stock to The Nasdaq Capital Market and thereby receive an additional 180 calendar days to regain compliance with the minimum bid price requirement. The notification of noncompliance has no immediate effect on the listing or trading of the Company's common stock on The Nasdaq Global Market. There can be no assurance the Company will be able to regain and/or maintain compliance with the minimum bid price or other Nasdaq continued listing requirements. For further information, see "Item 1A, Risk Factors," in Part I of this Form 10-Q.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies (Continued)

        The Company's loan facility with GE Business Financial Services and Silicon Valley Bank, described in Note 5 below, requires that the Company maintain a minimum amount of cash, cash equivalents and investments ("unrestricted cash") during the term of the loan equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. Taking into account the minimum unrestricted cash requirement under the Company's loan agreement and its projected operating results, the Company believes that its current cash, cash equivalents and investment securities balances will provide adequate resources to fund operations at least through the end of 2010. Thereafter, unless the Company raises additional funds, or enters into a partnering or other strategic relationship, it will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan agreements. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. If an event of default were to occur, the Company might not have sufficient funds to repay the loan or to fund its continuing operations. Provisions of the loan agreement would limit the Company's ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions, and engage in certain investment activities without the prior consent of the lenders.

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

        In April 2010, the FASB issued updated guidance on defining milestones and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions involving arrangements with deliverables in which one or more payments are contingent upon achieving uncertain future events or circumstances. The updates are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company believes that this new guidance would have an impact on its consolidated financial statements if it were to enter into any milestone-based revenue agreements in the future.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Fair Value Measurements

        The Company categorizes assets and liabilities recorded at fair value in its condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then ranks the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. The three levels of the FASB fair value hierarchy are as follows:

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

        The following tables present a summary of the Company's assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$8,451	$8,451	$—	$—
Investment securities	19,068	—	19,068	—

	$27,519	$8,451	$19,068	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$15,447	$15,447	$—	$—
Investment securities	27,451	—	27,451	—

	$42,898	$15,447	$27,451	$—

        As of June 30, 2010 and December 31, 2009, the Company's cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At June 30, 2010, the cash equivalents balance consists of $7,301,000 in money market funds and $1,150,000 of corporate debt securities purchased with a maturity date less than

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Fair Value Measurements (Continued)

90 days from the purchase date. Investment securities are comprised of corporate debt securities and federal government and agency securities (see Note 3 below for further details on investment securities).

        When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of June 30, 2010.

Note 3. Investment Securities

        The Company's investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive gain/(loss) on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net, in the condensed consolidated statements of operations.

        Investment securities consisted of the following at June 30, 2010 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$6,472	$3	$—	$6,475
Corporate debt securities, with unrealized losses	5,297	—	(5)	5,292
Federal government and agency securities, with unrealized gains	7,296	5	—	7,301

	$19,065	$8	$(5)	$19,068

Net unrealized gain			$3

Maturity:
Less than one year	$17,905			$17,907
Due in 1 - 2 years	1,160			1,161

	$19,065			$19,068

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Investment Securities (Continued)

        Investment securities consisted of the following at December 31, 2009 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$12,608	$8	$—	$12,616
Corporate debt securities, with unrealized losses	5,565	—	(13)	5,552
Federal government and agency securities, with unrealized gains	1,509	1	—	1,510
Federal government and agency securities, with unrealized losses	7,786	—	(13)	7,773

	$27,468	$9	$(26)	$27,451

Net unrealized loss			$(17)

Maturity:
Less than one year	$23,199			$23,198
Due in 1 - 2 years	4,269			4,253

	$27,468			$27,451

Note 4. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Clinical trials	$1,486	$6,550
Accrued expenses	646	803
Compensation	688	326
Severance	670	—

	$3,490	$7,679

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

(Unaudited)

Note 5. Note Payable (Continued)

(b) an additional cash advance in the amount of $10,000,000 ("cash portion"), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and $675,000 to GE Business Financial Services on March 31, 2010. All final payment amounts are being accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company. At June 30, 2010, the outstanding principal balance under the loan facility was $14,667,000, net of discount of $1,103,000.

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

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. The Company was in compliance with all loan covenants as of June 30, 2010.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Common Stock Purchase Agreement

        On February 23, 2010, the Company entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd. ("Commerce Court"). The facility provides that, upon the terms and subject to the price and share amount parameters and other conditions thereof, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company's registered common stock over approximately 18 months; provided, however, that in no event may the Company issue to Commerce Court more than 8,423,431 shares of common stock, which is equal to one share less than 20% of the Company's outstanding common shares on the closing date of the facility, less 121,183 shares issued to Commerce Court as a commitment fee. The purchase price of the shares will be equal to the daily volume weighted average price over eight consecutive trading days or such other draw down period mutually agreed upon by the parties, less a discount ranging from 3.125% to 5.0%, based on the trading price of the Company's common stock. In addition, Commerce Court may not at any time acquire shares if, after giving effect to such purchase, Commerce Court would beneficially own 9.9% or more of the Company's outstanding common stock. Commerce Court is not obligated to purchase shares at a price that is less than $1.00 per share (before taking into account the discount). On March 15, 2010, the Company completed a draw down and sale of 4,229,000 shares of its common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6,092,000 were received, after deducting offering costs of approximately $228,000.

Note 7. Restructuring and Asset Impairment

April 2010 Restructuring

        On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue a New Drug Application for its drug candidate, picoplatin, in small cell lung cancer. This restructuring plan resulted in a decrease in the number of employees by approximately 45%, to a total of 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $543,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which will be paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 restricted stock units ("RSUs"), which were awarded in February 2010 pursuant to the Amended and Restated 2004 Incentive Compensation Plan (the "2004 Plan"), became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 for additional information). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $1,486,000 in share-based compensation expense for terminated employees during the six month period ended June 30, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statement of operations for the six months ended June 30, 2010 and in accrued liabilities

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment (Continued)

in the condensed consolidated balance sheet as of June 30, 2010 related to the April 2010 restructuring (in thousands):

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of June 30, 2010
Employee termination benefits	$543	$(297)	$246

February 2010 Restructuring

        On February 5, 2010, the Company implemented a restructuring plan to conserve its capital resources, resulting in a reduction in the Company's workforce by approximately 57%, to 22 employees. The Company incurred restructuring charges of approximately $1,083,000, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009 pursuant to the 2004 Plan, became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 for additional information). These RSUs converted to common stock on a one-for-one basis in February 2010. The Company recognized approximately $174,000 in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statement of operations for the six months ended June 30, 2010 and in accrued liabilities in the condensed consolidated balance sheet as of June 30, 2010 related to the February 2010 restructuring (in thousands):

Description	Initial Restructuring Charge February 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of June 30, 2010
Employee termination benefits	$1,061	$(637)	$424
Other termination costs	22	(22)	—

Total	$1,083	$(659)	$424

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment (Continued)

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the periods ended June 30, 2009 and 2010 and in accrued liabilities in condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010 related to the March 2009 restructuring (in thousands):

Description	Initial Restructuring Charge March 2009	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2009
Employee termination benefits	$296	$(296)	$—

Contract termination costs	125	(125)	—
Other termination costs	47	(47)	—

Subtotal	172	(172)	—

Total	$468	$(468)	$—

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

        The following table summarizes information related to the impairment charges (in thousands):

Lab Equipment & Leasehold Improvements
Impairment loss	$588

Impaired carrying value upon restructuring March 31, 2009	$57
Disposals of assets	(52)

Post impairment carrying value as of December 31, 2009	5
Disposals of assets	(5)

Post impairment carrying value as of June 30, 2010	$—

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

        Licensed products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $5,015,000 and $4,408,000 at June 30, 2010 and December 31, 2009, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Common stock options	5,842,289	5,782,192	5,842,289	5,782,192
Restricted stock units	3,214,639	56,901	3,214,639	56,901
Common stock warrants	5,085,196	5,496,651	5,085,196	5,496,651

        In addition, 14,966 and 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended June 30, 2010 and 2009, respectively, because the effect of including such shares would not be dilutive.

Note 10. Share-based Compensation

        A summary of the Company's fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at June 30, 2010	4,047	$6.46	5.95	$—

        The Company recorded the following amounts of share-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expense	$634	$284	$2,003	$604
General and administrative expense	1,388	1,142	3,426	2,115

Total	$2,022	$1,426	$5,429	$2,719

        The share-based compensation expense for the six months ended June 30, 2009 includes a stock option granted during the first quarter of 2009 to a Company officer to purchase an aggregate of

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

200,000 shares of common stock that vests over a four year period. The share-based compensation expense for the six months ended June 30, 2010 includes a stock option granted during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock that vests over a four year period. There were no options granted during the three month period ended June 30, 2010.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (in years)	—	8.5	5.0	6.2
Risk-free interest rate	—	3.41%	2.22%	2.42%
Expected stock price volatility	—	95%	95%	95%
Expected dividend rate	—	0%	0%	0%

        Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company's board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven year vesting schedule in the first quarter of 2010. As of June 30, 2010, the cumulative accelerated vesting for options subject to the seven year vesting schedule equals 85% of the shares granted in 2006 and 65% of the shares granted in 2007.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

        The Company's share-based compensation expense also includes RSUs awarded to employees and non-employee consultants. The table below summarizes RSU awards outstanding as of June 30, 2010 (RSUs in thousands):

Award Date	RSUs Awarded	RSUs Vested	RSUs Forfeited	Unvested RSUs as of June 30, 2010	Weighted Average Grant Date Fair Value per RSU
06/09/2010	961	—	—	961	$0.83
04/20/2010	15	(7)	—	8	1.20
04/09/2010	587	—	—	587	1.14
02/04/2010	2,354	(965)	—	1,389	1.54	(A)
12/08/2009	15	—	(15)	—	2.30	(B)
10/06/2009	100	—	—	100	7.27
07/23/2009	290	(264)	(26)	—	7.34	(C)
07/11/2009	170	—	—	170	6.60	(B)
10/31/2008	96	(89)	(7)	—	3.13

Total RSUs	4,588	(1,325)	(48)	3,215

(A)
On February 4, 2010, the Company awarded approximately 2,354,000 RSUs to certain employees and officers as an incentive for future performance. The RSUs become fully vested on December 31, 2010, subject to earlier acceleration upon termination of employment by the Company without cause. Due to the Company's restructuring that was effective April 30, 2010 (see Note 7 for further discussion), approximately 965,000 of these RSUs became fully vested on April 30, 2010. The Company determined the expense for these awards on a straight-line basis from grant date through the accelerated vesting date.

(B)
RSUs awarded to non-employee consultants. For share-based compensation expense, these awards are revalued to the underlying market price of the Company's common stock as of June 30, 2010, or $0.60 per unit.

(C)
On July 23, 2009, the Company awarded 290,400 RSUs to non-officer employees as an incentive for future performance. The vesting schedule for these awards was based on the achievement of certain performance milestones during 2010, subject to acceleration upon termination of employment by the Company without cause. Due to the Company's February 2010 restructuring (see Note 7 for further discussion), approximately 157,000 of these RSUs became fully vested on February 5, 2010.

        No income tax benefit has been recorded for share-based compensation expense as the Company has a full valuation allowance and management has concluded that it is more likely than not that the Company's net deferred tax assets will not be realized. As of June 30, 2010, total unrecognized costs related to employee share-based compensation is approximately $7,146,000. Unrecognized share-based compensation expense from outstanding stock options is approximately $3,861,000 and is expected to be recognized over a weighted average period of approximately 2.0 years. Unrecognized share-based

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

compensation expense from outstanding RSUs is approximately $3,285,000 and is expected to be recognized over a weighted average period of approximately 1.3 years subject to acceleration with the occurrence of certain qualifying events.

Note 11. Comprehensive Loss

        The Company's comprehensive loss for the three and six months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$6,546	$9,720	$18,435	$22,670
Net unrealized gain on investment securities	(13)	(337)	(20)	(335)

Comprehensive loss	$6,533	$9,383	$18,415	$22,335

Note 12. Commitments and Contingencies

        The Company entered into a picoplatin active pharmaceutical ingredient ("API") commercial supply agreement with W.C. Heraeus GmbH ("Heraeus") in March 2008. Under this agreement Heraeus will produce the picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of December 31, 2009, Heraeus had completed construction of the dedicated equipment at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at June 30, 2010 was $1,529,000, including accreted interest of approximately $44,000. The Company does not anticipate beginning production of commercial supplies of picoplatin API, thereby utilizing the dedicated equipment, within the next 12 months and has, therefore, classified the obligation as long-term. Due to the delay in the Company's plans for the commercialization of picoplatin, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an asset impairment charge of $1,485,000 in the consolidated statement of operations during the quarter ended December 31, 2009.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "project," "potential," "propose," "continue," "assume" or other similar expressions, or the negatives of those expressions. All statements contained in this Form 10-Q regarding our corporate objectives and strategies, future operations, potential partnering and other strategic transactions, projected financial position, planned product development activities, proposed registration strategies and product indications, future regulatory approvals, proposed product commercialization, adequacy of current cash resources, projected costs, potential sources and availability of capital, ability to regain and maintain compliance with Nasdaq continued listing requirements, future prospects, the future of our industry, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

        We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010 and available on the SEC's website, www.sec.gov, including under the heading "Risk Factors" in the Form 10-K, and in this Form 10-Q, including in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in the section entitled "Risk Factors" in Part II of this report. Please consider our forward-looking statements in light of these risks as you read this report.

Background and Corporate Update

        During the first quarter of 2010, we completed a management restructuring and reduced our workforce as we refocused our clinical and regulatory goals. On March 24, 2010, we announced that we were suspending our effort to file a New Drug Application, or NDA, seeking approval of picoplatin as a second-line treatment for patients with small cell lung cancer. We made this decision following a detailed analysis of primary and updated data from our Phase 3 SPEAR (Study of Picoplatin Efficacy After Relapse) study and an evaluation of the NDA process with the U.S. Food and Drug Administration, or FDA. We now are focusing our efforts on developing registration strategies for picoplatin in colorectal, prostate, ovarian and small cell lung cancers and are continuing to evaluate partnering and other arrangements to fund these strategies. In April 2010, we restructured our operations to conserve resources and support our registration and partnering strategies. This followed an earlier reduction in workforce headcount in February 2010. Through these two restructuring steps, our headcount was reduced from 22 to 12 employees. Concurrent with these events, we engaged

Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of our picoplatin program to our shareholders. These alternatives may include a potential cash raise, merger, sale or partnership. As of June 30, 2010, we had approximately $29.3 million in cash, cash equivalents and investment securities balances, net of restricted cash of $158,000, which we believe will provide adequate resources to fund our operations at least through the end of 2010. Thereafter, we will need to raise additional funds or enter into a partnering or other strategic relationship to avoid a default under our current credit facility and sustain our current operations. Our ability to continue to evaluate strategic alternatives and potentially resume development activities with respect to picoplatin will be dependent on our ability to obtain substantial additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. We can provide no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. We do not plan to release additional information about the status of the review of alternatives until a definitive agreement is entered into or the process is otherwise completed.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Research and Development

        Research and development expenses decreased 61% to approximately $2.1 million during the second quarter of 2010 and decreased 48% to approximately $7.0 million in the first six months of 2010 from the comparable periods in 2009. The significant decrease in our research and development expenses during the three and six months ended June 30, 2010 is primarily a result of our picoplatin trials winding down. Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
Research	$—	$15	(100)%	$—	$764	(100)%
Contract manufacturing	339	845	(60)%	857	1,807	(53)%
Clinical	1,009	4,110	(75)%	3,723	10,249	(64)%
Share-based compensation	740	341	117%	2,399	669	259%

Total	$2,088	$5,311	(61)%	$6,979	$13,489	(48)%

        We did not incur any research expenses during the second quarter of 2010 due to the discontinuation of our research operations effective March 31, 2009. Contract manufacturing costs decreased 60% to approximately $0.3 million in the second quarter of 2010 and decreased 53% to approximately $0.9 million in the first six months of 2010 from the comparable periods in 2009. These decreases reflect the absence of drug production in the current year due to the completion of our trials and reduced drug product stability testing and analysis activity. Clinical costs decreased 75% to approximately $1.0 million in the second quarter of 2010 and decreased 64% to approximately $3.7 million in the first six months of 2010 from the comparable periods in 2009. This decrease resulted primarily from reduced clinical activity in connection with our current picoplatin studies, all of which are either completed or in extended follow-up stage. Share-based compensation expense increased

117% to approximately $0.7 million in the second quarter of 2010 from the comparable period in 2009, due primarily to the recognition of expense for accelerated vesting of RSUs held by employees terminated in connection with our April 2010 restructuring. Share-based compensation expense increased 259% to approximately $2.4 million for the six months ended June 30, 2010 from the comparable period in 2009, primarily due to the recognition of expense for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 and July 2009 as incentives for future performance.

        Recap of Development and Clinical Program Costs.    Our research and development administrative overhead costs, consisting of rent, utilities, consulting fees and other various overhead costs, are included in total research and development expense for each period, but are not allocated to our picoplatin project. Also, our total research and development costs include the costs of various research efforts that support our trial activities and may also be directed toward the identification and evaluation of future product candidates. These other research projects are preclinical and not considered major projects. We implemented a restructuring on March 31, 2009, which resulted in the discontinuation of our preclinical research operations. Our total research and development costs are summarized below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
Picoplatin	$872	$3,947	(78)%	$3,251	$10,019	(68)%
Other unallocated costs and overhead	476	1,023	(53)%	1,329	2,801	(53)%
Share-based compensation	740	341	117%	2,399	669	259%

Total	$2,088	$5,311	(61)%	$6,979	$13,489	(48)%

        Our external costs for picoplatin for the three and six month periods ended June 30, 2010 and for the comparable periods in 2009, reflect costs associated with our various picoplatin clinical studies and the manufacture and development of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decrease in 2010, reflecting lower costs for our completed small cell lung, colorectal and prostate cancer trials and our completed oral picoplatin study, partially offset by clinical, consulting and other development costs associated with our efforts to identify a strategic partner and explore other alternatives to support the continued development of picoplatin in multiple indications and two formulations.

        As of June 30, 2010, we have incurred external costs of approximately $76.6 million in connection with our entire picoplatin clinical program. Total estimated future costs of both our picoplatin Phase 3 trial in small cell lung cancer and our Phase 2 trial in colorectal cancer are approximately $0.6 million through the end of 2010. These future costs reflect activities to complete our trials through data analysis and data lock and could be substantially higher if we determine that it is necessary to repeat, revise or expand the scope of any of our trials. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until we complete required clinical studies and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

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

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
General and administrative	$2,539	$2,635	(4)%	$5,284	$4,672	13%
Share-based compensation	1,349	1,142	18%	3,403	2,115	61%

Total	$3,888	$3,777	3%	$8,687	$6,787	28%

        Total general and administrative expenses costs increased 3% to approximately $3.9 million in the second quarter of 2010 and increased 28% to approximately $8.7 million in the first six months of 2010 from the comparable periods in 2009. Excluding share-based compensation expense, general and administrative expenses decreased 4% to approximately $2.5 million in the second quarter of 2010 from the comparable period in 2009, primarily due to decreased personnel costs and increased 13% to approximately $5.3 million in the first six months of 2010 from the comparable period in 2009, primarily due to a one-time credit for reimbursement of patent related legal costs in the first quarter of 2009 and higher general legal expenses in 2010, offset by decreased personnel costs in 2010. Share-based compensation expense increased 18% to approximately $1.3 million in the second quarter of 2010 from the comparable period in 2009, due primarily to the recognition of expense for accelerated vesting of RSUs held by employees terminated in connection with our April 2010 restructuring. Share-based compensation expense increased 61% to approximately $3.4 million for the six months ended June 30, 2010 from the comparable period in 2009, primarily due to the recognition of expense for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 and July 2009 as incentives for future performance.

Restructuring and Asset Impairments

  April 2010 Restructuring

        On March 24, 2010, we announced a restructuring plan in connection with our decision to suspend efforts to pursue an NDA for our drug candidate, picoplatin, in small cell lung cancer, resulting in a reduction of our workforce by approximately 45%, to a total of 12 employees, effective April 30, 2010. In connection with this plan, we recorded a restructuring charge of approximately $0.5 million upon our commitment to the restructuring plan in the first quarter of 2010, consisting of one-time employee termination benefits, which will be paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 RSUs, which were awarded in February 2010 and held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. We recognized approximately $1.5 million in share-based compensation expense for the terminated employees for the six month period ended June 30, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

  February 2010 Restructuring

        On February 5, 2010, we implemented a restructuring plan to conserve our capital resources, resulting in a reduction of our workforce by approximately 57%, to a total of 22 employees. We recorded restructuring charges of approximately $1.1 million in the first quarter of 2010, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009 and held by the employees who were terminated, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in February 2010. We recognized approximately $0.2 million in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

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

        In conjunction with the decision to discontinue our preclinical research operations during the quarter ended March 31, 2009, we recognized an asset impairment loss of $0.6 million on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2009. Additionally, during the quarter ended December 31, 2009, we recognized an impairment charge of approximately $1.5 million for our dedicated manufacturing equipment asset. The impairment charge was determined based on the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all.

Other Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(594)	$(796)	(25)%	$(1,228)	$(1,663)	(26)%
Interest income and other, net	24	164	(85)%	85	325	(74)%

Total	$(570)	$(632)	(10)%	$(1,143)	$(1,338)	(15)%

        Interest expense decreased 25% and 26% for the three and six months ended June 30, 2010 to approximately $0.6 million and approximately $1.2 million, respectively, from the comparable periods in 2009. The decrease in interest expense was primarily due to reduced borrowings between periods. Interest income and other, net decreased 85% to $24,000 during the second quarter of 2010 and decreased 74% to $85,000 for the first six months of 2010 from the comparable periods in 2009. The decreases were primarily due to decreased balances in and lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	($ in thousands)
Cash, cash equivalents and investment securities	$29,269	$43,389
Working capital	18,229	27,369
Shareholders' equity	17,053	23,644

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
Cash provided by (used in):
Operating activities	$(15,359)	$(18,793)
Investing activities	8,159	(2,574)
Financing activities	1,463	(4,174)

        We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of $0.2 million, totaled $29.3 million at June 30, 2010. As of June 30, 2010, we had net working capital of $18.2 million, an accumulated deficit of $427.2 million and total shareholders' equity of $17.1 million.

        We have historically maintained our financial position through strategic management of our resources, including, the sale of equity securities, borrowings under debt instruments, technology licensing and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the six months ended June 30, 2010 totaled $15.4 million.

Capital Resources

        Equity Financing.    On February 23, 2010, we entered into an equity line of credit facility with Commerce Court. On March 15, 2010, we completed a draw down and sale of an aggregate of approximately 4.2 million shares of our common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6.1 million were received, after deducting offering expenses of approximately $0.2 million. We are using the proceeds of this draw down to fund our efforts to develop registrational strategies and explore partnering and other strategic relationships to support the continued development of picoplatin in small cell lung, colorectal, prostate and ovarian cancers. The equity line of credit facility provides that, unless otherwise mutually agreed between the parties, Commerce Court is not obligated to purchase common shares at a price that is less than $1.00 per share (before discount). Given our current stock price, we have no assurance that Commerce Court will agree to purchase additional shares under the facility. See Note 6 to the Notes to condensed consolidated financial statements for additional information.

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

        Secured Loan Facility.    On September 2, 2008, we entered into an amended and restated loan and security agreement with GE Business Financial Services, Inc. and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010. Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan, pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and $0.7 million to GE Business Financial Services on March 31, 2010. The loan facility is secured by a first lien on all of our non-intellectual property assets. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. In October 2009, Silicon Valley Bank exercised its warrants. In November 2009, we amended the warrants held by GE Business Financial Services to change the exercise price to $2.00 per share. At June 30, 2010, the outstanding principal amount under the loan facility was $14.7 million, net of discount of approximately $1.1 million.

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We were in compliance with all loan covenants as of June 30, 2010.

        Taking into account the minimum unrestricted cash requirement under the loan agreement and our projected operating results, we believe that our current cash, cash equivalents and investment securities balances will provide adequate resources to fund operations at least through the end of 2010. However, given the uncertainties of outcomes of our strategies to support the continued development of picoplatin, there is no assurance that we can achieve our projected operating results. Thereafter, unless we raise additional funds, we will be in default of the loan agreement. We have no assurance that, especially in light of the current difficult economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults.

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

        Operating Agreements.    On February 12, 2010, we entered into a sublease agreement with Veracyte, Inc., pursuant to which Veracyte is subleasing, effective March 1, 2010, approximately 11,000 square feet of our 17,045 square feet of executive office space located at 7000 Shoreline Court, South San Francisco, California. Base sublease rental income for this space is $17,600 per month. On September 1, 2010, the subleased space will expand to encompass the entire 17,045 square feet of our executive office space. After delivery of this expanded sublease space, base sublease rental income will be $28,124 per month until expiration of the sublease on July 10, 2011, at which time Veracyte will lease the entire space directly from the landlord. Additional rent under the sublease will be payable monthly to us by Veracyte, based on Veracyte's share of operating expenses attributable to the subleased space. We expect to save approximately $700,000 in aggregate rental and operating expenses over the term of the sublease.

        We have entered into clinical supply agreements with W. C. Heraeus GmbH, or Heraeus, and Baxter Oncology GmbH, or Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement had an initial term ending December 31, 2009, and in December 2009, we exercised our first renewal option, extending the term to December 31, 2010. This agreement remains subject to renewal, at our option, for an additional one-year term. The total aggregate cost during the three and six months ended June 30, 2010 attributable to follow-on activities for clinical supplies of picoplatin API and finished drug product produced in prior periods was approximately $0.1 million and $0.2 million, respectively. We do not have any purchase commitments under these agreements.

        We also have entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. The costs to Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at June 30, 2010 was approximately $1.5 million, including accreted interest of approximately $44,000. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and therefore recognized an impairment charge of $1.5 million. We do not have any purchase commitments under these agreements.

        During the six months ended June 30, 2010, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $0.8 million under the operating leases for our South San Francisco headquarters facility and our Seattle facility. Of this amount, $0.6 million represents total aggregate minimum lease payments under these leases. As discussed above, we have entered into a sublease of most, and, as of September 1, 2010, all of our executive office space in South San Francisco. We currently are finalizing plans to lease space and relocate our executive offices to San Francisco. Our Seattle office lease expires December 2010. We are currently exploring alternatives with respect to future office space for the Seattle site.

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

        We will require substantial additional capital to pursue our strategies to support the continued development of picoplatin and to fund our future operations. Management is continuously exploring financing alternatives, including:

  •
  raising additional capital through the public or private sale of equity or debt securities or through the establishment of credit or other funding facilities; and

  •
  entering into strategic collaborations, which may include joint ventures or partnerships for product development and commercialization, merger, sale of assets, recapitalization or other similar transactions.

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

  •
  actions taken by the FDA and other regulatory authorities, specifically including future FDA guidance regarding potential registration strategies for picoplatin in small cell lung, prostate, colorectal and ovarian cancers;

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

        We may not be able to obtain required additional capital or enter into relationships with potential corporate partners on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets in general, and in the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering. If we are unable to secure additional capital to fund our working capital and capital expenditure requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market rate risks at June 30, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2010.

        There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Limitations on the Effectiveness of Controls

        The Company's management, including its Chief Executive Officer and its Interim Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        Our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I, "Item 1A, Risk Factors," in our Form 10-K. Other than the updated risk factors set forth below, there have not been any material changes to the risk factors set forth in our annual report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

Our common stock may be delisted from The Nasdaq Global Market if we are unable to maintain compliance with Nasdaq Global Market continued listing requirements.

        On July 20, 2010, we received a letter from The Nasdaq Stock Market stating that the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 5450(a)(1). The notification of noncompliance has no immediate effect on the listing or trading of our common stock on The Nasdaq Global Market.

        We have been provided 180 calendar days, or until January 18, 2011, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. Nasdaq may, in its discretion, require our common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by January 18, 2011, we will receive written notification from Nasdaq that our common stock is subject to delisting. We may, at that time, appeal the delisting determination to a Nasdaq Hearings Panel. Such an appeal, if granted, would stay delisting until a Panel ruling. Alternatively, if at that time we satisfy all of the initial listing standards, with the exception of the minimum bid price, for The Nasdaq Capital Market, we could apply to transfer the listing of our common stock to The Nasdaq Capital Market and thereby receive an additional 180 calendar days to regain compliance with the minimum bid price requirement.

        There can be no assurance that we will be able to regain or maintain compliance with the minimum bid price rule or other listing criteria. In addition to a minimum bid price of $1.00 per share, The Nasdaq Global Market continued listing standards require us to maintain either (A) stockholders' equity of at least $10 million and market value of shares beneficially owned by persons who are not officers, directors or greater than 10% shareholders ("unaffiliated shares") of at least $5 million or (B) market value of listed securities of at least $50 million and market value of unaffiliated shares of at least $15 million. At June 30, 2010, the market value of our listed securities was approximately $28.8 million, the market value of our unaffiliated shares was approximately $22.1 million and our stockholders' equity was approximately $17.1 million. If we do not maintain sufficient stockholders' equity and/or increase the market value of our common stock, we may not be able to sustain compliance with these requirements in the future. In such case, we would be required, separate from the minimum bid price deficiency, to demonstrate a short or near-term plan to cure such noncompliance.

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

        Further, if our common stock were to be delisted, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock incentive plans. Furthermore, if our common stock is delisted, we would be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act of 1933, as amended, or the Securities Act, either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and would take longer and be more expensive to prepare and keep current than SEC Form S-3.

Item 5.    Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

        On August 5, 2010, the Board of Directors approved the termination without cause of Gregory L. Weaver as Chief Financial Officer, Senior Vice President, Finance and Treasurer of the Company, effective as of the close of business on August 6, 2010.

        The Board appointed Michael K. Jackson to serve as Interim Chief Financial Officer and Treasurer of the Company on and after the effective time of Mr. Weaver's termination and until a permanent Chief Financial Officer is named. Mr. Jackson, age 58, also is Controller of the Company (since 2003) and, prior to his appointment as Interim Chief Financial Officer, served as Senior Director, Finance of the Company (since 2008). Prior to joining the Company, Mr. Jackson served as Controller for Xylo, Inc., an internet development company, from 2001 to 2003 and as Director, Finance Operations at Spacelabs Medical, a public medical device company, from 1998 to 2001. From

1992 to 1998, Mr. Jackson served as Controller for Ride, Inc., a public recreational consumer products company. Prior to that, Mr. Jackson served in increasingly senior finance and accounting roles with high technology firms, Ernst & Young and Price Waterhouse. Mr. Jackson is a certified public accountant and received his M.B.A in finance and B.S. in mathematics from Brigham Young University. In connection with his appointment, Mr. Jackson will receive an annual base salary of $180,000 and will be eligible for an annual cash bonus under the Company's Management Incentive Plan of up to 20% of his annual base salary.

        Mr. Weaver will receive severance benefits under his Amended and Restated Key Executive Severance Agreement dated as of February 18, 2009, a copy of which has been filed with the SEC as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference to Exhibit 99.1 to this Report. Pursuant to its original terms, Mr. Weaver's restricted stock unit award granted on February 4, 2010 for 188,312 shares of the Company's common stock will become fully vested upon his termination, subject to effectiveness of a general release and waiver of claims by Mr. Weaver against the Company. The form of Mr. Weaver's restricted stock unit award is incorporated by reference to Exhibit 99.2 of this Report.

Results of Operations and Financial Condition.

        On August 9, 2010, the Company issued a press release announcing the financial results for the quarter and six-months ended June 30, 2010. The full text of the press release is set forth in Exhibit 99.3 to this Report. The press release should be read in conjunction with the note regarding forward-looking statements, which is included in the text of the press release.

        The information in under this heading "Results of Operations and Financial Condition" and Exhibit 99.3 to this Report will not be treated as "filed" for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. This information will not be incorporated by reference into any filing under the Securities Act, or into another filing under the Exchange Act, unless that filing expressly incorporates the information under this heading and Exhibit 99.3 to this Report.

Item 6.    Exhibits

  (a)
  Exhibits—See Exhibit Index below.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: August 9, 2010	By:	/s/ MICHAEL K. JACKSON Michael K. Jackson Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit	Description
10.1	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement (Independent Directors)(‡)	(A)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(A)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	(A)
32.1	Section 1350 Certification of Chief Executive Officer	(A)
32.2	Section 1350 Certification of Interim Chief Financial Officer	(A)
99.1	Amended and Restated Key Executive Severance Agreement dated as of February 18, 2009, between the Company and Gregory L. Weaver(‡)	(B)
99.2	Form of Restricted Stock Unit Award Notice & Restricted Stock Unit Award Agreement(‡)	(C)
99.3	Press Release dated August 9, 2010	(A)

(‡)
Management contract or compensatory plan

(A)
Filed herewith.

(B)
Incorporated by reference herein to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(C)
Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

QuickLinks

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
PONIARD PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PONIARD PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
PONIARD PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
PONIARD PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1A. Risk Factors
  Item 5. Other Information.
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX