Form 10-Q
period 2010-09-30
PONIARD PHARMACEUTICALS, INC.
filed 2010-11-09
CIK 755806

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-16614

PONIARD PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-1261311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

750 Battery Street, Suite 330, San Francisco, CA 94111
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 583-3774

7000 Shoreline Court, Suite 270, South San Francisco CA 94080
(Former Name, Former Address and Former Fiscal Year, if Changed Since the Last Report)

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

        As of November 2, 2010, 48,326,678 shares of the registrant's common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,018	$15,938
Cash—restricted	158	281
Investment securities	12,327	27,451
Prepaid expenses and other current assets	855	826

Total current assets	24,358	44,496
Facilities and equipment, net of depreciation of $1,156 and $1,199 at September 30, 2010 and December 31, 2009, respectively	73	219
Other assets	32	135
Licensed products, net	6,681	7,592

Total assets	$31,144	$52,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,579	$849
Accrued liabilities	2,960	7,679
Current portion of note payable and capital lease obligations	7,886	8,599

Total current liabilities	12,425	17,127
Long-term liabilities:
Note payable, noncurrent portion, net of debt discounts	5,034	10,186
Capital lease obligations, noncurrent portion	1,551	1,485

Total long-term liabilities	6,585	11,671
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 78,768 and 205,340 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (entitled in liquidation to $2,033 and $5,175, respectively)	2	4
Common stock, $0.02 par value, 200,000,000 shares authorized:
48,326,678 and 42,079,468 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	966	842
Additional paid-in capital	444,878	430,971
Other comprehensive gain/(loss)	16	(17)
Accumulated deficit	(433,728)	(408,156)

Total shareholders' equity	12,134	23,644

Total liabilities and shareholders' equity	$31,144	$52,442

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$891	$5,056	$7,870	$18,545
General and administrative	5,060	4,142	13,747	10,929
Restructuring	—	—	1,626	468
Asset impairment loss	—	—	—	588

Total operating expenses	5,951	9,198	23,243	30,530

Loss from operations	(5,951)	(9,198)	(23,243)	(30,530)
Other (expense) income:
Interest expense	(516)	(750)	(1,744)	(2,413)
Interest income and other, net	18	71	103	396

Total other (expense) income, net	(498)	(679)	(1,641)	(2,017)

Net loss	(6,449)	(9,877)	(24,884)	(32,547)
Preferred stock dividends	(48)	(125)	(118)	(375)
Preferred stock dividends, in-kind	—	—	(570)	—

Net loss applicable to common shareholders	$(6,497)	$(10,002)	$(25,572)	$(32,922)

Net loss per share applicable to common shareholders—basic and diluted	$(0.13)	$(0.29)	$(0.55)	$(0.95)

Weighted average common shares outstanding—basic and diluted	48,237	34,769	46,357	34,723

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(24,884)	$(32,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989	1,126
Amortization of discount on notes payable	820	1,088
Accretion of premium on investment securities	390	322
Loss/(gain) on disposal of facilities and equipment	58	(43)
Asset impairment loss	—	588
Restructuring	321	32
Interest accrued on capital lease obligation	66	—
Share-based compensation issued for services	369	387
Share-based employee compensation	6,998	4,325
Change in operating assets and liabilities:
Prepaid expenses and other assets	(25)	131
Accounts payable	730	221
Accrued liabilities	(5,062)	(2,639)

Net cash used in operating activities	(19,230)	(27,009)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	22,089	39,150
Purchases of investment securities	(7,322)	(31,561)
Facilities and equipment purchases	(7)	(18)
Proceeds from disposals of facilities and equipment	58	97

Net cash provided by investing activities	14,818	7,668

Cash flows from financing activities:
Repayment of principal on note payable	(6,589)	(5,914)
Repayment of capital lease obligation	(38)	—
Decrease in restricted cash	123	—
Proceeds from stock options exercised	—	401
Net proceeds from issuance of common stock	6,092	—
Payment of preferred dividends	(96)	(250)

Net cash used in financing activities	(508)	(5,763)

Net decrease in cash and cash equivalents	(4,920)	(25,104)

Cash and cash equivalents:
Beginning of period	15,938	44,144

End of period	$11,018	$19,040

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividends	$118	$375
Preferred stock dividends, in-kind	570	—
Supplemental disclosure of cash paid during the period for:
Interest	$897	$1,369

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

Basis of Presentation

        The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

        The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the expected operating results for the full year.

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

Reclassifications

        Certain balances and results from the prior year have been reclassified to conform to the Company's current year presentation. In particular, certain legal expenses related to intellectual property and patents have been reclassified from research and development expense to general and administrative expense in the condensed consolidated statements of operations to conform to the current year's presentation. The amounts reclassified for these patent-related legal expenses for the three and nine months ended September 30, 2009 are $340,000 and $608,000, respectively. The Company's reclassifications had no effect on total operating expenses, net loss or shareholders' equity.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies (Continued)

Significant Risks and Uncertainties

        The Company has historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2010, the Company had net working capital of $11,933,000, an accumulated deficit of $433,728,000 and total shareholders' equity of $12,134,000. The Company's total cash, cash equivalents and investment securities balances, net of restricted cash of $158,000, was $23,345,000 at September 30, 2010. The Company has financed its operations to date primarily through the sale of equity securities, borrowings under debt instruments, technology licensing and collaborative agreements. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2010 totaled $19,230,000. The Company is focusing its resources on the continued development of its primary product candidate, picoplatin. Based on the Company's activities to date for the development of registration strategies for picoplatin and its evaluation of strategic alternatives, the Company does not anticipate that its picoplatin product will be commercially available before 2014, if at all. As a result, the Company does not have a predictable source of revenue or other cash flows and does not expect to generate cash from operations for the foreseeable future. Thus, the Company is dependent upon its ability to sell equity instruments, borrow, or enter into licensing agreements or other strategic relationships to provide capital to sustain its operations. In March 2010, in connection with the adoption of an initiative to develop registration strategies for picoplatin in multiple indications, the Company engaged an investment banker to conduct a comprehensive review of strategic alternatives, including raising additional capital, a merger or sale of the Company or partnering with another company. The Company may not be able to obtain required additional capital or enter into relationships with corporate partners or other third parties on a timely basis, on terms ultimately favorable to the Company, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect the Company's potential financing sources and opportunities for partnering or other strategic relationships. If the Company is unable to secure additional capital to fund its working capital and capital expenditure requirements, it may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

        On July 20, 2010, the Company received a letter from The Nasdaq Stock Market stating that the minimum bid price of its common stock has been below $1.00 per share for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirements of The Nasdaq Global Market. The Company has 180 calendar days, or until January 18, 2011, to regain compliance with the minimum bid price requirement, which would consist of the closing bid price of its common stock meeting or exceeding $1.00 per share for at least ten consecutive business days during the 180-day grace period. If the Company does not regain compliance by January 18, 2011, it may, at that time, appeal any delisting determination to a Nasdaq Hearings Panel. Alternatively, if at that time the Company satisfies all of the initial listing standards, with the exception of the minimum bid price, for The Nasdaq Capital Market, it could apply to transfer the listing of its common stock to The Nasdaq Capital Market and thereby receive an additional 180 calendar days to regain compliance with the minimum bid price requirement. The notification of noncompliance has no immediate effect on the listing or trading of the Company's common stock on The Nasdaq Global Market. There can be no assurance the Company will be able to regain and/or maintain compliance with the minimum bid price or other Nasdaq continued listing requirements. For further information, see "Item 1A, Risk Factors," in Part II of this Form 10-Q.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies (Continued)

        The Company's loan facility with GE Business Financial Services and Silicon Valley Bank, described in Note 5 below, requires that the Company maintain a minimum amount of cash, cash equivalents and investments ("unrestricted cash") during the term of the loan equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. At September 30, 2010, the outstanding aggregate principal balance of the term loans plus $4,000,000 was $15,829,000. Taking into account the minimum unrestricted cash requirement under the loan agreement and the Company's projected operating results, the Company believes that its current cash, cash equivalents and investment securities balances will provide adequate resources to fund operations at least through the end of 2010. Thereafter, unless the Company raises additional funds, or enters into a partnering or other strategic relationship, it will be in default of the minimum unrestricted cash requirement and potentially other provisions of the loan agreements. The Company has no assurance that, especially in light of the current distressed economic environment, the lenders will be willing to waive or renegotiate the terms of the loan agreement to address or avoid financial or other defaults. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. If an event of default were to occur, the Company would not have sufficient funds to repay the loan and to fund its continuing operations beyond December 31, 2010. Provisions of the loan agreement limit the Company's ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions, and engage in certain investment activities without the prior consent of the lenders.

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

        The following tables present a summary of the Company's assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$9,503	$9,503	$—	$—
Investment securities	12,327	—	12,327	—

	$21,830	$9,503	$12,327	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$15,447	$15,447	$—	$—
Investment securities	27,451	—	27,451	—

	$42,898	$15,447	$27,451	$—

        As of September 30, 2010 and December 31, 2009, the Company's cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At September 30, 2010, the cash equivalents balance consists of $9,503,000 in

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Fair Value Measurements (Continued)

money market funds. Investment securities are comprised of corporate debt securities and federal government and agency securities (see Note 3 below for further details on investment securities).

        When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of September 30, 2010.

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

        Investment securities consisted of the following at September 30, 2010 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$4,068	$12	$—	$4,080
Corporate debt securities, with unrealized losses	1,002	—	—	1,002
Federal government and agency securities, with unrealized gains	7,241	4	—	7,245
Federal government and agency securities, with unrealized losses	—	—	—	—

	$12,311	$16	$—	$12,327

Net unrealized gain			$16

Maturity:
Less than one year	$12,311			$12,327
Due in 1 - 2 years	—			—

	$12,311			$12,327

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Investment Securities (Continued)

        Investment securities consisted of the following at December 31, 2009 (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$12,608	$8	$—	$12,616
Corporate debt securities, with unrealized losses	5,565	—	(13)	5,552
Federal government and agency securities, with unrealized gains	1,509	1	—	1,510
Federal government and agency securities, with unrealized losses	7,786	—	(13)	7,773

	$27,468	$9	$(26)	$27,451

Net unrealized loss			$(17)

Maturity:
Less than one year	$23,199			$23,198
Due in 1 - 2 years	4,269			4,253

	$27,468			$27,451

Note 4. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Clinical trials	$961	$6,550
Accrued expenses	993	803
Compensation	685	326
Severance	321	—

	$2,960	$7,679

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Note Payable (Continued)

        The loan agreement provides for a $27,600,000 senior secured term loan facility ("loan facility") to be made available as follows: (i) an initial term loan advance in the amount of $17,600,000, which is comprised of (a) the outstanding principal balance of $7,600,000 remaining on the original loan and (b) an additional cash advance in the amount of $10,000,000 ("cash portion"), which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, the Company agreed to modification of the final payment obligations under the original loan, pursuant to which the Company paid $600,000 to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and $675,000 to GE Business Financial Services on March 31, 2010. All final payment amounts are being accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. All interest payable under the loan agreement and the full amount of the final payments must be paid upon any prepayment of a term loan advance. The loan facility is secured by a first lien on all of the non-intellectual property assets of the Company. At September 30, 2010, the outstanding principal balance under the loan facility was $12,920,000, net of discount of $879,000.

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

        The loan agreement contains restrictions on the Company's ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring the Company to maintain unrestricted cash in an amount equal to the lesser of (i) $17,940,000 or (ii) the outstanding aggregate principal balance of the term loans plus $4,000,000. At September 30, 2010, the outstanding aggregate principal balance of the term loans plus $4,000,000 was $15,829,000. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events,

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Note Payable (Continued)

cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties, and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of the Company's payment obligations under the loan agreement. The Company was in compliance with all loan covenants as of September 30, 2010.

Note 6. Common Stock Purchase Agreement

        On February 23, 2010, the Company entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd. ("Commerce Court"). The facility provides that, upon the terms and subject to the price and share amount parameters and other conditions thereof, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company's registered common stock over approximately 18 months; provided, however, that in no event may the Company issue to Commerce Court more than 8,423,431 shares of common stock, which is equal to one share less than 20% of the Company's outstanding common shares on the closing date of the facility, less 121,183 shares issued to Commerce Court as a commitment fee. The purchase price of the shares will be equal to the daily volume weighted average price over eight consecutive trading days or such other draw down period mutually agreed upon by the parties, less a discount ranging from 3.125% to 5.0%, based on the trading price of the Company's common stock. In addition, Commerce Court may not at any time acquire shares if, after giving effect to such purchase, Commerce Court would beneficially own 9.9% or more of the Company's outstanding common stock. Unless otherwise mutually agreed between the parties, Commerce Court is not obligated to purchase shares at a price that is less than $1.00 per share (before taking into account the discount). Given the Company's current stock price, which was $0.54 as of November 2, 2010, it has no assurance that Commerce Court will agree to purchase additional shares under the facility. On March 15, 2010, the Company completed a draw down and sale of 4,229,000 shares of its common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6,092,000 were received, after deducting offering costs of approximately $228,000.

Note 7. Restructuring and Asset Impairment

April 2010 Restructuring

        On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue a New Drug Application for its drug candidate, picoplatin, in small cell lung cancer. This restructuring plan resulted in a decrease in the number of employees by approximately 45%, to a total of 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $543,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which will be paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 restricted stock units ("RSUs"), which were awarded in February 2010 pursuant to the Amended and Restated 2004 Incentive Compensation Plan (the "2004 Plan"), became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 below for additional information). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $1,486,000 in share-based compensation expense during the first two quarters

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Restructuring and Asset Impairment (Continued)

of 2010 for terminated employees related to the accelerated vesting of these RSUs as a result of the restructuring.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statement of operations for the nine months ended September 30, 2010 and in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2010 related to the April 2010 restructuring (in thousands):

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of September 30, 2010
Employee termination benefits	$543	$(432)	$111

February 2010 Restructuring

        On February 5, 2010, the Company implemented a restructuring plan to conserve its capital resources, resulting in a reduction in the Company's workforce by approximately 57%, to 22 employees. The Company incurred restructuring charges of approximately $1,083,000, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009 pursuant to the 2004 Plan, became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 below for additional information). These RSUs converted to common stock on a one-for-one basis in February 2010. The Company recognized approximately $174,000 in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statement of operations for the nine months ended September 30, 2010 and in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2010 related to the February 2010 restructuring (in thousands):

Description	Initial Restructuring Charge February 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of September 30, 2010
Employee termination benefits	$1,061	$(851)	$210
Other termination costs	22	(22)	—

Total	$1,083	$(873)	$210

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

        The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the periods ended September 30, 2009 and 2010 and in accrued liabilities in condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010 related to the March 2009 restructuring (in thousands):

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

        The following table summarizes information related to the impairment charges (in thousands):

Lab Equipment & Leasehold Improvements
Impairment loss	$588

Impaired carrying value upon restructuring March 31, 2009	$57
Disposals of assets	(52)

Post impairment carrying value as of December 31, 2009	5
Disposals of assets	(5)

Post impairment carrying value as of September 30, 2010	$—

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

        Licensed products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $5,319,000 and $4,408,000 at September 30, 2010 and December 31, 2009, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Common stock options	5,683,497	5,722,570	5,683,497	5,722,570
Restricted stock units	2,765,654	514,668	2,765,654	514,668
Common stock warrants	4,765,026	5,496,651	4,765,026	5,496,651

        In addition, 14,966 and 39,015 shares of common stock that would be issuable upon conversion of the Company's Series 1 preferred stock are not included in the calculation of diluted loss per share for the periods ended September 30, 2010 and 2009, respectively, because the effect of including such shares would not be dilutive.

Note 10. Share-based Compensation

        A summary of the Company's fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at September 30, 2010	4,255	$6.39	5.49	$—

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

        The Company recorded the following amounts of share-based compensation expense, not including expense for options granted to non-employee consultants, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expense	$136	$493	$2,139	$1,097
General and administrative expense	1,433	1,113	4,859	3,228

Total	$1,569	$1,606	$6,998	$4,325

        The share-based compensation expense for the nine months ended September 30, 2009 includes a stock option granted during the first quarter of 2009 to a Company officer to purchase an aggregate of 200,000 shares of common stock that vests over a four year period. The officer's employment was terminated in August 2010, at which time unvested options were cancelled in accordance with the 2004 Plan. The share-based compensation expense for the nine months ended September 30, 2010 includes a stock option granted during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock that vests over a four year period. There were no options granted during the three month period ended September 30, 2010.

        Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (in years)	NA	2.3	5.0	5.8
Risk-free interest rate	NA	1.19%	2.22%	2.30%
Expected stock price volatility	NA	95%	95%	95%
Expected dividend rate	NA	0%	0%	0%

        Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company's achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company's board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven year vesting schedule in the first quarter of 2010. As of September 30, 2010, the cumulative accelerated vesting for options subject to the seven year vesting schedule equals 85% of the shares granted in 2006 and 65% of the shares granted in 2007.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

        The Company's share-based compensation expense also includes RSUs awarded to employees and non-employee consultants. The table below summarizes RSU awards outstanding as of September 30, 2010 (RSUs in thousands):

Award Date	RSUs Awarded	RSUs Vested	RSUs Forfeited	Unvested RSUs as of September30, 2010	Weighted Average Grant Date Fair Value per RSU
06/09/2010	961	—	—	961	$0.83
04/20/2010	15	(15)	—	—	1.20
04/09/2010	587	—	(37)	550	1.14
02/04/2010	2,354	(1,153)	(131)	1,070	1.54	(A)
12/08/2009	15	—	(15)	—	2.30	(B)
10/06/2009	100	—	—	100	7.27
07/23/2009	290	(263)	(27)	—	7.34	(C)
07/11/2009	170	(85)	—	85	6.60	(B)
10/31/2008	96	(89)	(7)	—	3.13

Total RSUs	4,588	(1,605)	(217)	2,766

(A)
On February 4, 2010, the Company awarded approximately 2,354,000 RSUs to certain employees and officers as an incentive for future performance. The RSUs become fully vested on December 31, 2010, subject to earlier acceleration upon termination of employment by the Company without cause. Due to the Company's restructuring that was effective April 30, 2010 (see Note 7 above for further discussion), approximately 965,000 of these RSUs became fully vested on April 30, 2010. An additional 188,000 RSUs vested in the third quarter of 2010 upon the termination of employment of a Company officer. The Company determined the expense for these awards on a straight-line basis from grant date through the respective accelerated vesting dates.

(B)
RSUs awarded to non-employee consultants. For share-based compensation expense, these awards are revalued to the underlying market price of the Company's common stock as of September 30, 2010, or $0.58 per unit.

(C)
On July 23, 2009, the Company awarded approximately 290,000 RSUs to non-officer employees as an incentive for future performance. The vesting schedule for these awards was based on the achievement of certain performance milestones during 2010, subject to acceleration upon termination of employment by the Company without cause. Due to the Company's February 2010 restructuring (see Note 7 above for further discussion), approximately 157,000 of these RSUs became fully vested on February 5, 2010.

        No income tax benefit has been recorded for share-based compensation expense as the Company has a full valuation allowance and management has concluded that it is more likely than not that the Company's net deferred tax assets will not be realized. As of September 30, 2010, total unrecognized costs related to employee share-based compensation is approximately $5,131,000. Unrecognized share-based compensation expense from outstanding stock options is approximately $2,802,000 and is

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Share-based Compensation (Continued)

expected to be recognized over a weighted average period of approximately 1.9 years. Unrecognized share-based compensation expense from outstanding RSUs is approximately $2,329,000 and is expected to be recognized over a weighted average period of approximately 1.2 years subject to acceleration with the occurrence of certain qualifying events.

Note 11. Comprehensive Loss

        The Company's comprehensive loss for the three and nine months ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$6,449	$9,877	$24,884	$32,547
Net unrealized gain on investment securities	(13)	(39)	(33)	(377)

Comprehensive loss	$6,436	$9,838	$24,851	$32,170

Note 12. Commitments and Contingencies

        The Company entered into a picoplatin active pharmaceutical ingredient ("API") commercial supply agreement with W.C. Heraeus GmbH ("Heraeus") in March 2008. Under this agreement Heraeus will produce the picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of December 31, 2009, Heraeus had completed construction of the dedicated equipment at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long-term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at September 30, 2010 was $1,551,000, including accreted interest of approximately $66,000. The Company does not anticipate beginning production of commercial supplies of picoplatin API, thereby utilizing the dedicated equipment, within the next 12 months and has, therefore, classified the obligation as long-term. Due to the delay in the Company's plans for the commercialization of picoplatin, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an asset impairment charge of $1,485,000 in the consolidated statement of operations during the quarter ended December 31, 2009.

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

Background and Corporate Update

        During the first quarter of 2010, we completed a management restructuring and reduced our workforce as we refocused our clinical and regulatory goals. On March 24, 2010, we announced that we were suspending our effort to file a New Drug Application, or NDA, seeking approval of picoplatin as a second-line treatment for patients with small cell lung cancer. We made this decision following a detailed analysis of primary and updated data from our Phase 3 SPEAR (Study of Picoplatin Efficacy After Relapse) study and an evaluation of the NDA process with the U.S. Food and Drug Administration, or FDA. We now are focusing our efforts on developing registration strategies for picoplatin in colorectal, prostate, ovarian and small cell lung cancers and are continuing to evaluate partnering and other arrangements to fund these strategies. In April 2010, we restructured our operations to conserve resources and support our registration and partnering strategies. This followed an earlier reduction in workforce headcount in February 2010. Through these two restructuring steps, our headcount was reduced from 50 to 12 employees. Concurrent with these events, we engaged

Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of our picoplatin program to our shareholders. These alternatives may include a potential cash raise, merger, sale or partnership. As of September 30, 2010, we had approximately $23.3 million in cash, cash equivalents and investment securities balances, net of restricted cash of $158,000, which we believe will provide adequate resources to fund our operations at least through the end of 2010. Thereafter, we will need to raise additional funds or enter into a partnering or other strategic relationship to avoid a default under our current credit facility and sustain our current operations. Our ability to continue to evaluate strategic alternatives and potentially resume development activities with respect to picoplatin is dependent on our ability to obtain substantial additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. We can provide no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. We do not plan to release additional information about the status of the review of alternatives unless and until a definitive agreement is entered into or the process is otherwise completed. If we are unable to secure additional funds, we may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Research and Development

        Research and development expenses decreased 82% to approximately $0.9 million during the third quarter of 2010 and decreased 58% to approximately $7.9 million in the first nine months of 2010 from the comparable periods in 2009. The significant decrease in our research and development expenses during the three and nine months ended September 30, 2010, is primarily a result of our picoplatin trials winding down. Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
Research	$—	$—	—	$—	$764	(100)%
Contract manufacturing	167	717	(77)%	1,024	2,524	(59)%
Clinical	586	3,815	(85)%	4,309	14,064	(69)%
Share-based compensation	138	524	(74)%	2,537	1,193	113%

Total	$891	$5,056	(82)%	$7,870	$18,545	(58)%

        We did not incur any research expenses during the third quarter of 2010 or 2009 due to the discontinuation of our research operations effective March 31, 2009. Contract manufacturing costs decreased 77% to approximately $0.2 million in the third quarter of 2010 and decreased 59% to approximately $1.0 million in the first nine months of 2010 from the comparable periods in 2009. These decreases reflect the absence of drug production in the current year due to the completion of our trials and reduced drug product stability testing and analysis activity. Clinical costs decreased 85% to approximately $0.6 million in the third quarter of 2010 and decreased 69% to approximately

$4.3 million in the first nine months of 2010 from the comparable periods in 2009. This decrease resulted primarily from reduced clinical activity in connection with our current picoplatin studies, all of which are either completed or in extended follow-up stage. Share-based compensation expense decreased 74% to approximately $0.1 million in the third quarter of 2010 from the comparable period in 2009, due primarily to expense recognized for restricted stock units, or RSUs, awarded in 2009 for which there was no expense recognized in the third quarter of 2010 and to lower expense recognized for options resulting from the reduction in our headcount during 2010. Share-based compensation expense increased 113% to approximately $2.5 million for the nine months ended September 30, 2010 from the comparable period in 2009, primarily due to the recognition of expense for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 and July 2009 as incentives for future performance.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
Picoplatin	$587	$3,487	(83)%	$3,838	$13,506	(72)%
Other unallocated costs and overhead	166	1,045	(84)%	1,495	3,846	(61)%
Share-based compensation	138	524	(74)%	2,537	1,193	113%

Total	$891	$5,056	(82)%	$7,870	$18,545	(58)%

        Our external costs for picoplatin for the three and nine month periods ended September 30, 2010 and for the comparable periods in 2009, reflect costs associated with our various picoplatin clinical studies and the manufacture and development of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decrease in 2010, reflecting lower costs for our completed small cell lung, colorectal and prostate cancer trials and our completed oral picoplatin study, partially offset by clinical, consulting and other development costs associated with our efforts to identify a strategic partner and explore other alternatives to support the continued development of picoplatin.

        As of September 30, 2010, we have incurred external costs of approximately $77.2 million in connection with our entire picoplatin clinical program. We expect total estimated future costs through the end of 2010 for our completed small cell lung, colorectal and prostate cancer trials and our completed oral picoplatin study to be minimal. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until we complete required clinical studies and obtain FDA marketing approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
General and administrative	$3,633	$2,738	33%	$8,917	$7,410	20%
Share-based compensation	1,427	1,404	2%	4,830	3,519	37%

Total	$5,060	$4,142	22%	$13,747	$10,929	26%

        Total general and administrative expenses costs increased 22% to approximately $5.1 million in the third quarter of 2010 and increased 26% to approximately $13.7 million in the first nine months of 2010 from the comparable periods in 2009. Excluding share-based compensation expense, general and administrative expenses increased 33% to approximately $3.6 million in the third quarter of 2010 from the comparable period in 2009, primarily due to increased accounting and legal fees of approximately $1.2 million associated with our evaluation of potential strategic alternatives and increased 20% to approximately $8.9 million in the first nine months of 2010 from the comparable period in 2009, primarily due to increased accounting and legal fees of approximately $1.2 million associated with our evaluation of potential strategic alternatives, a one-time credit of approximately $0.5 million for reimbursement of patent related legal costs in the first quarter of 2009 and higher facilities and consulting costs of approximately $0.7 million, offset by decreased personnel costs in 2010. While we expect the increase in accounting and legal costs to continue in the fourth quarter of 2010, we anticipate that such rate of increase will be less than that experienced in the third quarter of 2010. Share-based compensation expense increased 2% to approximately $1.4 million in the third quarter of 2010 from the comparable period in 2009. Share-based compensation expense increased 37% to approximately $4.8 million for the nine months ended September 30, 2010 from the comparable period in 2009, primarily due to the recognition of expense for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 and July 2009 as incentives for future performance.

Restructuring and Asset Impairments

  April 2010 Restructuring

        On March 24, 2010, we announced a restructuring plan in connection with our decision to suspend efforts to pursue an NDA for our drug candidate, picoplatin, in small cell lung cancer, resulting in a reduction of our workforce by approximately 45%, to a total of 12 employees, effective April 30, 2010. In connection with this plan, we recorded a restructuring charge of approximately $0.5 million upon our commitment to the restructuring plan in the first quarter of 2010, consisting of one-time employee termination benefits, which will be paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 RSUs, which were awarded in February 2010 and held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. We recognized approximately $1.5 million in share-based compensation expense for the terminated employees during the six month period ended June 30, 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

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

  2009 Restructuring and Asset Impairments

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

Other Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(516)	$(750)	(31)%	$(1,744)	$(2,413)	(28)%
Interest income and other, net	18	71	(75)%	103	396	(74)%

Total	$(498)	$(679)	(27)%	$(1,641)	$(2,017)	(19)%

        Interest expense decreased 31% and 28% for the three and nine months ended September 30, 2010 to approximately $0.5 million and $1.7 million, respectively, from the comparable periods in 2009. The decrease in interest expense was primarily due to reduced borrowings between periods. Interest income and other, net decreased 75% to $18,000 during the third quarter of 2010 and decreased 74% to $0.1 million for the first nine months of 2010 from the comparable periods in 2009. The decreases were primarily due to decreased balances in and lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	($ in thousands)
Cash, cash equivalents and investment securities	$23,345	$43,389
Working capital	11,933	27,369
Shareholders' equity	12,134	23,644

	Nine Months Ended September 30,
	2010	2009
	($ in thousands)
Cash provided by (used in):
Operating activities	$(19,230)	$(27,009)
Investing activities	14,818	7,668
Financing activities	(508)	(5,763)

        We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of $158,000, totaled $23.3 million at September 30, 2010. As of September 30, 2010, we had net working capital of $11.9 million, an accumulated deficit of $433.7 million and total shareholders' equity of $12.1 million.

        We have historically maintained our financial position through strategic management of our resources, including, the sale of equity securities, borrowings under debt instruments, technology licensing, and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2010 totaled $19.2 million.

Capital Resources

        Equity Financing.    On February 23, 2010, we entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court. On March 15, 2010, we completed a draw down and sale of an aggregate of approximately 4.2 million shares of our common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6.1 million were received, after deducting offering expenses of approximately $0.2 million. We are using the proceeds of this draw down to fund our efforts to develop registrational strategies and explore partnering and other strategic relationships to support the continued development of picoplatin in small cell lung, colorectal, prostate and ovarian cancers. The equity line of credit facility provides that, unless otherwise mutually agreed between the parties, Commerce Court is not obligated to purchase common shares at a price that is less than $1.00 per share (before discount). Given our current stock price, which was $0.54 as of November 2, 2010, we have no assurance that Commerce Court will agree to purchase additional shares under the facility. See Note 6 under the section entitled "Notes to Condensed Consolidated Financial Statements" for additional information.

        During 2009, we sold an aggregate of approximately 7.0 million shares of our common stock to Azimuth Opportunity Ltd., or Azimuth, pursuant to two draw downs under an equity line of credit facility with Azimuth. In the first draw down on November 23, 2009, we sold approximately 3.5 million common shares to Azimuth at a purchase price of approximately $2.15 per share. We sold Azimuth approximately 3.5 million common shares for approximately $1.87 per share in the second draw down on December 22, 2009. The equity facility terminated by its terms on December 22, 2009. We received aggregate net proceeds from the draw downs of approximately $13.7 million. The proceeds of the draw downs under the Azimuth facility are being used for general corporate purposes, including working capital.

        Secured Loan Facility.    On September 2, 2008, we entered into an amended and restated loan and security agreement with GE Business Financial Services, Inc. and Silicon Valley Bank, establishing a $27.6 million senior secured loan facility. The loan agreement amends and restates our earlier loan and security agreement with Silicon Valley Bank and Merrill Lynch Capital dated as of October 25, 2006, pursuant to which we obtained a $15.0 million capital loan that was to mature on April 1, 2010. Funds under the loan facility were made available as follows: (i) an initial term loan advance in the amount of $17.6 million, which was comprised of (a) the outstanding principal balance of $7.6 million remaining on the original loan and (b) an additional cash advance of approximately $10.0 million, which was fully funded on September 2, 2008; and (ii) a second term loan advance in the amount of $10.0 million, which was fully funded on September 30, 2008. The advances under the loan facility are repayable over 42 months, commencing on October 1, 2008. Interest on the advances is fixed at 7.80% per annum. Final payments in the amounts of $1.1 million and $0.9 million are due upon maturity or earlier repayment of the initial term loan advance and the second term loan advance, respectively. Additionally, as a condition to the amendment and restatement of the original loan, we agreed to modification of the final payment obligations under the original loan, pursuant to which we paid $0.6 million to Silicon Valley Bank on September 2, 2008, the effective date of the loan facility, and $0.7 million to GE Business Financial Services on March 31, 2010. The loan facility is secured by a first lien on all of our non-intellectual property assets. In connection with the loan agreement, we issued to the lenders ten-year warrants to purchase an aggregate of 219,920 shares of common stock at an exercise price of $4.297 per share. In October 2009, Silicon Valley Bank exercised its warrants. In November 2009, we amended the warrants held by GE Business Financial Services to change the exercise price to $2.00 per share. At September 30, 2010, the outstanding principal amount under the loan facility was $12.9 million, net of discount of approximately $0.9 million.

        The loan agreement contains restrictions on our ability to, among other things, dispose of certain assets, engage in certain mergers and acquisition transactions, incur indebtedness, create liens on assets, make investments, pay dividends and repurchase stock. The loan agreement also contains covenants requiring us to maintain a minimum amount of unrestricted cash during the term of the loan equal to the lesser of (i) $17.9 million or (ii) the outstanding aggregate principal balance of the term loans plus $4.0 million. At September 30, 2010, the outstanding aggregate principal balance of the term loans plus $4.0 million was $15.8 million. The loan agreement contains events of default that include nonpayment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross defaults to any other indebtedness, material judgments, inaccuracy of representations and warranties and events constituting a change of control. The occurrence of an event of default would increase the applicable rate of interest by 5% and could result in the acceleration of our payment obligations under the loan agreement. We were in compliance with all loan covenants as of September 30, 2010.

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

        If an event of default were to occur, we would not have sufficient funds to repay the loan and to fund our continuing operations beyond December 31, 2010. Provisions of the loan agreement limit our ability to dispose of certain assets, engage in certain mergers, incur certain indebtedness, make certain distributions and engage in certain investment activities without the prior consent of the lenders. We have no assurance that we can obtain financing or otherwise raise additional funds, if at all, on terms acceptable to us or to our lenders.

        Operating Agreements.    On February 12, 2010, we entered into a sublease agreement with Veracyte, Inc., pursuant to which Veracyte is subleasing, effective March 1, 2010, approximately 11,000 square feet of our 17,045 square feet of our former executive office space located at 7000 Shoreline Court, South San Francisco, California. Base sublease rental income for this space was $17,600 per month. In September 2010, the subleased space expanded to encompass the entire 17,045 square feet of our former executive office space. Base sublease rental income on this space is $28,124 per month until expiration of the sublease on July 10, 2011, at which time Veracyte will lease the entire space directly from the landlord. Additional rent under the sublease will be payable monthly to us by Veracyte, based on Veracyte's share of operating expenses attributable to the subleased space. We expect to save approximately $700,000 in aggregate rental and operating expenses over the term of the sublease.

        We entered into clinical supply agreements with W. C. Heraeus GmbH, or Heraeus, and Baxter Oncology GmbH, or Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. Manufacturing services under these clinical supply agreements are provided on a purchase order, fixed-fee basis. Our API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. Our finished drug product clinical supply agreement had an initial term ending December 31, 2009, and in December 2009, we exercised our first renewal option, extending the term to December 31, 2010, after which it will terminate. This agreement remains subject to renewal, at our option, for an additional one-year term. The total aggregate cost during the three and nine months ended September 30, 2010 attributable to follow-on activities for clinical supplies of picoplatin API and finished drug product produced in prior periods was approximately $0.1 million and $0.3 million, respectively. We do not have any purchase commitments under these agreements.

        We also have entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. The costs to Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million will be repaid by us in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at September 30, 2010 was approximately $1.5 million, including accreted interest of approximately $66,000. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and therefore recognized an impairment charge of $1.5 million. We do not have any purchase commitments under these agreements.

        During the nine months ended September 30, 2010, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $1.2 million under the operating leases for our former South San Francisco, current San Francisco and Seattle facilities. Of this amount, $0.9 million represents total aggregate minimum lease payments under these leases. As discussed above, we have sublet, as of September 1, 2010, all of our former executive office space in South San Francisco. On September 15, 2010, we relocated our executive offices to 1,554 square feet of leased space at 750 Battery Street, Suite 330, San Francisco. Monthly costs and shared expenses payable by us under this lease will be $5,214. Our Seattle office lease expires December 2010. We are currently finalizing plans to lease space at another location in the Seattle area.

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

        Additional Capital Requirements.    We will require substantial additional capital to pursue our strategies to support the continued development of picoplatin and to fund our future operations. Management is continuously exploring financing alternatives, including:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market rate risks at September 30, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2010.

        There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

        There can be no assurance that we will be able to regain or maintain compliance with the minimum bid price rule or other listing criteria. In addition to a minimum bid price of $1.00 per share, The Nasdaq Global Market continued listing standards require us to maintain either (A) stockholders' equity of at least $10 million and market value of shares beneficially owned by persons who are not officers, directors or greater than 10% shareholders ("unaffiliated shares") of at least $5 million or (B) market value of listed securities of at least $50 million and market value of unaffiliated shares of at least $15 million. At September 30, 2010, the market value of our listed securities was approximately $28.0 million, the market value of our unaffiliated shares was approximately $21.5 million and our stockholders' equity was approximately $12.1 million. If we do not maintain sufficient stockholders' equity and/or increase the market value of our common stock, we may not be able to sustain compliance with these requirements in the future. In such case, we would be required, separate from the minimum bid price deficiency, to demonstrate a short or near-term plan to cure such noncompliance.

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

PONIARD PHARMACEUTICALS, INC. (Registrant)
Date: November 9, 2010	By:	/s/ MICHAEL K. JACKSON Michael K. Jackson Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Cost Sharing and Confidentiality Agreement dated August 20, 2010, between VIA Pharmaceuticals, Inc. and the Company(B)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(A)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer(A)
32.1	Section 1350 Certification of Chief Executive Officer(A)
32.2	Section 1350 Certification of Interim Chief Financial Officer(A)

(A)
Filed herewith.

(B)
Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 14, 2010