Form 10-K
period 2010-12-31
PONIARD PHARMACEUTICALS, INC.
filed 2011-03-30
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $22.1 million as of June 30, 2010, based on a per share closing price of $0.60 on the Nasdaq Global Market on that date.

As of March 24, 2011, 59,118,115 shares of the registrant’s common stock, $0.02 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement for the 2011 Annual Meeting of Shareholders is not deemed part hereof.

PART I

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “propose,” “continue,” “assume” or other similar expressions, or the negatives of those expressions. All statements contained in this Form 10-K or incorporated in this Form 10-K by reference regarding our corporate objectives and strategies, future operations, potential strategic relationships or transactions, projected financial position, planned clinical and regulatory activities, proposed products, future regulatory approvals, proposed product commercialization, estimated future revenue, projected costs, potential sources of capital, future prospects, the future of our industry, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements.

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

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described under the headings “Risk Factors” in Item 1A below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below. Please consider our forward-looking statements in light of these risks as you read this report and any information incorporated by reference in this report.

Item 1. BUSINESS

Overview

Poniard Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of cancer therapeutics. Our lead product candidate is picoplatin, a new generation platinum-based cancer therapy that has the potential to become a platform product for use in different formulations, as a single agent or in combination with other anti-cancer agents, to treat multiple cancer indications. Picoplatin is a chemotherapeutic designed to treat solid tumors that are resistant to existing platinum-based cancer therapies. Clinical studies in over 1,100 patients to date suggest that picoplatin has an improved safety profile relative to existing platinum-based cancer therapies. We have completed a pivotal Phase 3 SPEAR (Study of Picoplatin Efficacy After Relapse) trial of picoplatin in the second-line treatment of patients with small cell lung cancer. This trial did not meet its primary endpoint of overall survival, potentially due to an imbalance in the use of post-study chemotherapy between the picoplatin and best supportive care treatment arms. We also completed Phase 2 trials evaluating picoplatin as a first-line treatment of metastatic colorectal cancer and castration-resistant (hormone-refractory) prostate cancer and a Phase 1 study evaluating an oral formulation of picoplatin in solid tumors.

During 2010, our corporate strategy focused on identifying potential regulatory pathways for picoplatin, including the possible submission of a New Drug Application, or NDA, for picoplatin based on our Phase 3

SPEAR clinical data and exploring strategic opportunities to support the continued development of picoplatin. On February 5, 2010, we implemented a restructuring plan to conserve capital resources, which reduced our workforce from 50 employees to 22 employees. On March 24, 2010, we announced that we were suspending our effort to seek regulatory approval for picoplatin in small cell lung cancer. We made this decision following a detailed analysis of primary and updated data from our Phase 3 SPEAR trial and evaluation of the NDA process with the U.S. Food and Drug Administration, or FDA. In conjunction with this action, we completed a second reorganization, further reducing our workforce to 12 employees, effective April 30, 2010. We are now focusing our efforts on developing registration strategies for advancing picoplatin into pivotal clinical trials in colorectal, prostate, ovarian and small cell lung cancers and are continuing to explore partnering and other transactions to enable the execution of these strategies. In March 2010, we engaged the investment banking firm of Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of our picoplatin program for our shareholders. These alternatives could include a recapitalization, financing, merger, asset sale, partnership and/or licensing arrangement. We can provide no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. We do not plan to release additional information about the status of our review of strategic alternatives until a definitive agreement is entered into or the process is otherwise completed. We have completed internal preparation of potential registration strategies. However, we are not undertaking further significant picoplatin development activities while we explore our strategic alternatives.

We have financed our operations to date primarily through the sale of equity securities, technology licensing, collaborative agreements and borrowings under debt instruments. Entities affiliated with MPM Capital Management, or MPM, beneficially owned an aggregate of approximately 13.1% of our common stock outstanding on December 31, 2010. Entities affiliated with Bay City Capital Management IV LLC, or Bay City Management, beneficially owned an aggregate of approximately 9.4% of our common stock outstanding on December 31, 2010. Nicholas J. Simon, a representative of MPM, and Fred B. Craves and Carl S. Goldfischer, managing directors of Bay City Capital LLC, an affiliate of Bay City Management, serve on our board of directors.

In February 2011, we sold an aggregate of approximately 9.4 million shares of our common stock to Small Cap Biotech Value, Ltd., or Small Cap Biotech, pursuant to two draw downs under an equity line of credit facility with Small Cap Biotech dated December 20, 2010. In the first draw down on February 9, 2011, we sold approximately 4.9 million common shares to Small Cap Biotech at a purchase price of approximately $0.39 per share. We sold to Small Cap Biotech approximately 4.5 million common shares for approximately $0.34 per share in a second draw down on February 25, 2011. The equity facility terminated by its terms on February 25, 2011. We received aggregate net proceeds of approximately $3.4 million from the draw downs.

On March 15, 2010, we sold approximately 4.2 million shares of our common stock, at a price of approximately $1.49 per share, to Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, pursuant to a draw down under an equity line of credit facility with Commerce Court dated February 23, 2010. We received net proceeds of approximately $6.1 million from the draw down. We and Commerce Court, by mutual agreement, terminated this facility immediately prior to our entry into the equity line with Small Cap Biotech on December 20, 2010.

During 2009, we sold an aggregate of approximately 7.0 million shares of our common stock to Azimuth Opportunity Ltd., or Azimuth, pursuant to two draw downs under an equity line of credit facility with Azimuth dated August 19, 2009, as amended. In the first draw down on November 23, 2009, we sold approximately 3.5 million common shares to Azimuth at a purchase price of approximately $2.15 per share. We sold to Azimuth approximately 3.5 million common shares for approximately $1.87 per share in the second draw down on December 22, 2009. The equity facility terminated by its terms on December 22, 2009. We received aggregate net proceeds of approximately $13.7 million from the draw downs.

In September 2008, we entered into an amended and restated secured loan facility with GE Business Financial Services, Inc. and Silicon Valley Bank in the aggregate principal amount of $27.6 million. On

December 20, 2010, we voluntarily prepaid the $12.4 million aggregate principal, interest and fees due under the loan facility. The payoff amount reflects approximately $9.9 million of aggregate outstanding principal and accrued but unpaid interest as of December 20, 2010, approximately $0.5 million remaining interest due to be paid in the future and a final payment of approximately $2.0 million. The prepayment discharged our material liabilities and obligations under the loan facility, and the loan facility, including the security interests of the lenders, terminated on the prepayment date.

On June 20, 2010, we received a letter from The Nasdaq Stock Market, or Nasdaq, stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we no longer met the minimum bid price requirement of The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until January 18, 2011, to regain compliance. We transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market on December 17, 2010, at which time we were afforded the remainder of the initial compliance period. On January 19, 2011, we received a letter from Nasdaq notifying us that we have been granted an additional 180 calendar day period, or until July 18, 2011, to regain compliance with the minimum bid price requirement. The additional time period was granted based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the additional time period. Nasdaq may, in its discretion, require our common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not demonstrate compliance by July 18, 2011, we will receive written notification from the Nasdaq Listing Qualifications Staff that our common stock will be delisted. At that time, we would have the right to appeal the determination to a Nasdaq Hearings Panel and provide a plan to regain compliance.

Since our inception in 1984, we have dedicated substantially all of our resources to research and development. For the years ended December 31, 2010 and 2009, research and development expenses were $8.0 million and $25.7 million, respectively. The significant decrease in our research and development expenses during 2010 is primarily a result of the completion of our picoplatin trials. We have not generated any significant revenue from product sales to date and have operated at a loss in each year of our existence. We had a net loss of $30.1 million and $45.7 million for the years ended December 31, 2010 and 2009, respectively. We have dedicated substantially all of our resources in recent years to the development of our picoplatin product candidate. We do not anticipate that picoplatin will be commercially available before 2014, if at all. We expect to incur additional operating losses and negative cash flows from operations for the foreseeable future. Clinical studies are inherently uncertain, and current and future trials of picoplatin may not confirm the results achieved in earlier clinical and preclinical studies. If picoplatin is not shown to be safe and effective, we will not receive the required regulatory approvals for commercial sale of such product.

Our consolidated financial statements for the year ended December 31, 2010 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. As of December 31, 2010, we had net working capital of $3.6 million, an accumulated deficit of $438.9 million and total shareholders’ equity of $8.5 million. Cash, cash equivalents and investment securities, net of restricted cash of $0.2 million, totaled $4.3 million at December 31, 2010.

Taking into account our projected operating results, we believe that our current cash, cash equivalents and investment securities balances, including the net proceeds of our February 2011 sales of common stock under the equity line of credit facility, will provide adequate resources to fund operations at least into the fourth quarter of 2011. However, given the uncertainties of outcomes from our strategic review process, there is no assurance that we can achieve our projected operating results.

We will require substantial additional capital to support our future operations and the continued development of picoplatin. We may not be able to obtain required additional capital and/or enter into strategic transactions on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect our potential financing sources and opportunities for strategic transactions. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We are seeking to address our liquidity needs by exploring strategic alternatives potentially available to us, including a merger with or acquisition by another company, the sale or licensing of our company assets, a partnership, or recapitalization of the company. In addition, we are continuously evaluating measures to reduce our costs and preserve additional capital. If we are unable to secure additional capital to fund working capital and capital expenditure requirements and/or complete a strategic transaction in a timely manner, we may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

Picoplatin Development Program

Overview of Cancer and its Treatment

Cancer is a disease characterized by the uncontrolled growth and spread of abnormal cells. Cancer cells often originate in one tissue site and invade, spread and damage other tissues and organs, leading to death. Cancer is the second highest cause of death in the United States, exceeded only by heart disease. In the United States, cancer accounts for one of every four deaths. In 2010, approximately 569,490 Americans were expected to die of cancer, more than 1,500 people a day. The National Cancer Institute estimated that 1,529,560 new cancer cases would be diagnosed in 2010 (American Cancer Society: Cancer Facts & Figures 2010).

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

For most cancers that are treated with platinum-containing regimens, patients whose cancer initially responds to platinum-containing chemotherapy subsequently experience progression of their disease due to acquired resistance to the chemotherapy. We believe that patients would benefit from a rationally designed platinum-based agent that is active in patients who have become resistant after receiving prior platinum-containing treatment and is potentially synergistic in combination with other agents.

In April 2004, we acquired the rights to develop, manufacture and commercialize picoplatin. In September 2006, we renegotiated the financial terms of our April 2004 license agreement and obtained exclusive worldwide rights to picoplatin. Picoplatin is a new-generation platinum-based chemotherapeutic agent designed to overcome platinum resistance associated with chemotherapy in solid tumors. We believe that picoplatin has the potential to become a platform product for use in different formulations, as a single agent or in combination with other anti-cancer agents, and to treat multiple cancer indications, including small cell lung, colorectal, prostate and ovarian cancers. Study data to date suggest that picoplatin has an improved safety profile relative to existing platinum-based cancer therapies and can be safely administered in combination with multiple approved oncology products. Over 1,100 patients have received picoplatin in clinical trials to date. Results obtained suggest that decreased production of blood cells, or myelosuppression, is common but manageable. Kidney damage, or nephrotoxicity, and nerve damage, or neurotoxicity, have been less frequent and less severe than commonly are observed with other currently-marketed platinum chemotherapy drugs. Picoplatin has shown evidence of anti-tumor activity in a variety of solid tumors, including tumors that have been pre-treated with existing platinum-based therapeutics.

Picoplatin Clinical Studies

We have completed a pivotal Phase 3 trial of picoplatin in the second-line treatment of patients with small cell lung cancer which did not meet its primary endpoint of overall survival. We also have completed Phase 2 trials of picoplatin as a first-line treatment of metastatic colorectal cancer and castration-resistant (hormone-refractory) prostate cancer, and a Phase 1 study evaluating an oral formulation of picoplatin in solid tumors. These programs are described below and in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development.” It is important to keep in mind that clinical studies are inherently uncertain, and later trials may not confirm the results achieved in earlier clinical and preclinical studies and may not be supported by the results obtained in subsequent trials. As part of our strategic plan, we have completed internal preparation of proposed clinical and regulatory strategies for the continued development of picoplatin in each of the four cancer indications—small cell lung, colorectal, prostate and ovarian – discussed below. We are not undertaking further significant picoplatin development activities while we explore our strategic alternatives. We currently cannot predict when or on what terms we or any collaborative partners or other third parties may seek to undertake additional clinical trials of picoplatin or in what indications. You should refer to the section of this report entitled “Risk Factors” for a discussion of some of the factors that could materially affect the clinical development and commercialization of picoplatin.

Small Cell Lung Cancer

Small Cell Lung Cancer and its Treatment. There were an estimated 222,520 new cases of lung cancer in the United States in 2010. Lung cancer accounts for the most cancer related deaths in both men and women. An estimated 157,300 lung cancer deaths, accounting for about 28% of all cancer deaths in the United States, were expected in 2010 (American Cancer Society: Cancer Facts and Figures, 2010). Small cell lung cancer accounts for approximately 10% to 15% of all lung cancer cases and is the most aggressive type of lung cancer. According to IntrinsiQ, the leading provider of United States oncology market data, 52,619 small cell lung cancer patients were treated in the United States in 2008. Small cell lung cancer metastasizes rapidly and is most often discovered after it has spread. At the time of diagnosis, approximately two-thirds of small cell lung cancer patients have metastases beyond the chest region. Few patients can be cured. Surgery is seldom an option for these patients because of the extent of the disease at diagnosis. Most patients receive chemotherapy, and patients whose disease is limited to one side of the chest may also receive radiation therapy.

Platinum-based combination therapy is used in the first-line treatment of small cell lung cancer. According to IntrinsiQ, more than 80% of patients with small cell lung cancer in the United States were treated with carboplatin or cisplatin plus etoposide as first-line chemotherapy in 2008. Despite a response rate of 40% to 90% to first-line therapy, long-term survival is rare because patients develop resistance to chemotherapy and the cancer progresses or the disease relapses.

The prognosis for patients who relapse is poor and the expected mean survival after relapse is two to four months without any treatment. There are no FDA-approved drugs for small cell lung cancer patients who do not respond to initial platinum-based therapy. Hycamtin® is the only FDA-approved therapy for the treatment of relapsing small cell lung cancer patients who initially responded to the first-line chemotherapy treatment; however, survival is still only approximately six months. Effective second-line treatment is a major unmet medical need.

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

Phase 2 Clinical Trial. In October 2004, we filed an investigational new drug application, or IND, with the FDA to conduct a Phase 2 clinical trial of intravenous picoplatin as a second-line therapy for small cell lung cancer patients whose disease failed to respond to, or relapsed or progressed after completion of first-line platinum-containing therapy. The clinical endpoints of the study included safety, objective tumor response rate (tumor shrinkage), time to tumor progression and overall survival.

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

Phase 3 Clinical Trial. We initiated our pivotal Phase 3 SPEAR trial and enrolled the first patient in April 2007. The Phase 3 trial was undertaken pursuant to a Special Protocol Assessment, or SPA, with the FDA. An SPA is a written agreement between a sponsor and the FDA regarding the objectives, design and endpoints of a study to be used as a basis of filing an NDA and the data analysis plan necessary to support full regulatory approval. The Phase 3 trial was an international, multi-center, open-label, controlled study to compare the efficacy and safety of picoplatin plus best supportive care with best supportive care alone as a second-line therapy for small cell lung cancer. We were blinded to any analysis of the aggregate data until the database was locked after the occurrence of 320 evaluable events (patient deaths). The study was designed to enroll approximately 400 patients with small cell lung cancer whose disease is non-responsive (refractory) to first-line platinum-containing (cisplatin or carboplatin) chemotherapy or whose disease responded initially to first-line platinum-containing therapy but then progressed within six months after treatment was completed. Patients were randomized in a 2:1 ratio to receive picoplatin plus best supportive care or best supportive care alone. Best supportive care includes all medical, radiation and surgical interventions that small cell lung cancer patients should receive to relieve the symptoms and treat the complications caused by small cell lung cancer, but excludes treatment with other chemotherapy. We conducted the study at clinical sites in Eastern Europe, India and South America, where we believed the greater availability of patients could enable us to more rapidly complete patient enrollment. We completed patient enrollment in March 2009.

The primary endpoint of our Phase 3 SPEAR study was overall survival, as measured in time from randomization to death. Secondary endpoints included overall response rates, disease control and progression-free survival. In September 2009, we announced that 320 evaluable events (patient deaths) had occurred in our Phase 3 SPEAR trial, allowing us to begin analysis of trial data. On November 16, 2009, based on 321 patient deaths, we announced that our pivotal Phase 3 SPEAR trial did not meet its primary endpoint of overall survival in the intent-to-treat population. The analysis showed a hazard ratio of 0.82 with a p value of 0.089 (n=321). An imbalance in the use of post-study chemotherapy was observed in favor of patients who received best supportive care alone compared to patients who received picoplatin plus supportive care. Safety data was consistent with previous Phase 2 studies of picoplatin in small cell lung cancer. In March 2010, following a detailed analysis of primary and updated data from the Phase 3 SPEAR study and an evaluation of the ongoing NDA process with the FDA, we suspended our efforts to seek regulatory approval based on our Phase 3 clinical data. Although our Phase 3 SPEAR trial did not meet the primary endpoint of overall survival, picoplatin demonstrated a statistically significant survival benefit in a defined group of small cell lung cancer patients who currently do not have any FDA-approved therapy for the treatment of their disease. Our internally prepared clinical and regulatory strategies for the continued development of picoplatin in the second-line treatment of small cell lung cancer focus on this patient population.

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

In August 2007, the FDA also granted picoplatin Fast Track designation for the second-line treatment of small cell lung cancer. The FDA’s Fast Track programs are designed to facilitate the development and expedite the review of drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast Track designation provides for priority interactions with the FDA to improve the efficiency of clinical development and support the expeditious review of promising drug candidates.

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

In 2011, we received Clinical Trial Application approval from the Chinese State Food and Drug Administration, or SFDA, to conduct two Phase 3 clinical studies of picoplatin in the treatment of second-line small cell lung cancer and second-line ovarian cancer in the People’s Republic of China. Although we do not plan to conduct clinical trials while we review our strategic alternatives, the approval of these Phase 3 protocols by the SFDA would allow for the inclusion of Chinese clinical sites in developing and executing potential global registration trials in these disease settings in the future.

Metastatic Colorectal Cancer

Colorectal Cancer and its Treatment. According to the American Cancer Society, cancer of the colon and rectum is the third most common cancer among American men and women. An estimated 142,570 new cases of colorectal cancer were diagnosed in 2010, with an estimated 51,370 deaths in 2010, accounting for almost 9% of all cancer deaths in the United States (American Cancer Society: Cancer Facts and Figures 2010). A FOLFOX-based regimen is the standard of care in the United States for treatment of advanced colorectal cancer, or CRC, and adjuvant (post surgical) treatment of colon cancer in patients who have their primary tumors surgically removed. FOLFOX is a combination chemotherapy containing 5-fluorouracil and leucovorin and oxaliplatin (Eloxatin®) administered every two weeks. According to IntrinsiQ, 41.8% of CRC patients in the United States received oxaliplatin-containing treatment regimens in 2008. However, approximately 82% of the patients previously untreated for advanced CRC who receive this treatment develop neuropathy, and approximately 19% of patients develop severe neuropathy, according to the oxaliplatin package insert. Neuropathy is a peripheral nerve function problem that can result in numbness, tingling and pricking sensations, sensitivity to touch, pain, and muscle weakness or wasting. The National Comprehensive Cancer Network Guidelines for Physicians recommends discontinuation of oxaliplatin after three months of therapy, or sooner if severe neuropathy develops, with the other two drugs maintained until time of tumor progression. In contrast to the nerve damaging effects of oxaliplatin, picoplatin has been generally well-tolerated when given as a single agent, with approximately 13% of patients developing mild or moderate neuropathy and < 1% of the patients developing severe neuropathy in 334 patients evaluated. There presently is no approved test to predict which patients will experience neuropathy and, if so, the extent thereof.

Phase 1-2 Clinical Trial. In May 2006, we treated the first patient in our Phase 1-2 study of intravenous picoplatin in the first-line treatment of patients with metastatic CRC. The trial was conducted in Russia, and enrollment was completed in May 2008. The Phase 1 component of the trial was designed to determine an appropriate dose of picoplatin, either once every two weeks or once every four weeks, in combination with the chemotherapy agents 5-fluorouracil and leucovorin for further testing in the Phase 2 component of the trial. This combination is called FOLPI. Based on final Phase 1 data, both dosing regimens were generally well-tolerated. Twenty-two percent of the patients treated developed neuropathy. In the majority of patients, the neuropathy was mild. Four percent of patients experienced moderate neuropathy. No severe neuropathy was observed. The most frequent dose limiting toxicity was hematological which was considered manageable. The maximum tolerated dose was established in the every-four-week schedule at 150 mg/m2. The maximum tolerated dose for the every-two-week regimen was 85 mg/m2.

We initiated a Phase 2 trial in November 2007 to generate proof-of-concept data to demonstrate that picoplatin can be used as a first-line chemotherapeutic agent as a neuropathy-sparing alternative to oxaliplatin in patients with metastatic CRC who had not received prior chemotherapy. Enrollment of 101 patients in the randomized, controlled Phase 2 trial was completed in May 2008. The trial’s primary objective was to measure the relative incidence and severity of neuropathy in the FOLPI regimen compared to the FOLFOX regimen. In addition, the study measured comparative safety and efficacy (assessed by disease control, progression-free survival, and overall survival); however, the study was not powered to assess the statistical significance of these efficacy endpoints. The final Phase 2 data indicate that we achieved the primary objective of the study in demonstrating that picoplatin is a neuropathy-sparing alternative to oxaliplatin and is active in metastatic CRC. The Phase 2 data presented at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium in January 2010 indicate that:

•

FOLPI is associated with a statistically significant reduction in neurotoxicity compared to FOLFOX (HR <0.30; p <0.004). Neuropathy is less frequent and less severe with FOLPI. Neuropathy occurred in 26% in FOLPI-treated patients and in 64% in FOLFOX-treated patients. No severe neuropathy was observed in patients who received the FOLPI regimen.

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

•

FOLPI had more frequent and severe, but manageable, thrombocytopenia and neutropenia; complications were rare, with only one patient (2%) having febrile neutropenia and two patients (4%) having minor, transient bleeding.

•	No hypersensitivity, cardiac toxicity or nephrotoxicity was observed with FOLPI or FOLFOX.

•	Most other toxicities, including gastrointestinal toxicity, were similar for both regimens except for alopecia (hair loss), which was more frequent with FOLPI.

Castration-Resistant Prostate Cancer

Castration-Resistant Prostate Cancer and its Treatment. Prostate cancer has the highest number of new cases among men in the United States and is the second leading cause of death in American men. The American Cancer Society estimated that, in 2010, there would be approximately 217,730 new cases of prostate cancer in the United States and that approximately 32,050 men would die from this disease. Ten to twenty percent of men with prostate cancer present with metastatic disease, and all patients with metastatic prostate cancer become resistant to hormone treatment.

Many patients diagnosed with prostate cancer initially receive surgery or radiation therapy, and some of these patients are cured. For many, however, the disease recurs. At this point, the recurrent disease is treated with hormone therapy, and most patients initially respond well. The average duration of response is only 10 to 12 months, however, and the tumor cells eventually become resistant to the hormones, or hormone-refractory, and the tumor again progresses. Hormone-refractory prostate cancer is also known as “castration-resistant prostate cancer,” or CRPC. Increasingly, chemotherapy is being used as a first-line treatment for CRPC, but few effective drugs have been identified. Docetaxel in combination with prednisone was approved by the FDA in 2004 for the treatment of patients with metastatic (stage IV) CRPC. According to IntrinsiQ, 88.5% of U.S. patients received a docetaxel-containing regimen for first-line treatment of stage IV CRPC in 2008. Docetaxel and mitoxantrone, each as a single agent, were the two most commonly prescribed second-line treatment therapies for CRPC in the United States in 2008. We believe that the combination of picoplatin and docetaxel has the potential to be more effective as a first-line treatment of CRPC than either docetaxel or picoplatin alone.

Phase 1-2 Clinical Trial. In May 2006, we treated the first patient in our Phase 1-2 study of intravenous picoplatin in the treatment of patients with CRPC that had not previously been treated with chemotherapy. The trial was conducted in Russia, and enrollment was completed in December 2007. The Phase 1 component of the trial was designed to evaluate increasing doses of picoplatin in combination with 60 or 75 mg/m2 of the chemotherapy agent docetaxel (Taxotere®) administered every three weeks with 5 mg prednisone twice daily, to establish a dose of picoplatin for further testing in the Phase 2 component of the trial. Interim Phase 1 safety data showed that the picoplatin and docetaxel combination was generally well-tolerated, with only mild neuropathy in three of 33 patients (9%), with a prostate specific antigen, or PSA, response rate of 65% (20 of 31 evaluable patients). Myelosuppression was the dose limiting toxicity. We initiated the Phase 2 component of the trial in July 2007 and completed patient enrollment in December 2007.

The Phase 2 trial evaluated the efficacy and safety of intravenous picoplatin (120 mg/m2) administered every three weeks in combination with full doses of docetaxel (75 mg/m2) with daily prednisone (5 mg) as a first-line treatment in patients with metastatic CRPC who have not received prior chemotherapy. PSA response was the primary endpoint. Secondary endpoints included duration of PSA response, time to progression, radiologic response, survival and safety. Thirty-two patients were enrolled, and 29 patients received picoplatin in combination with docetaxel and prednisone.

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

•

The median overall survival in 29 patients who received picoplatin in combination with docetaxel and prednisone was 21.4 months. In comparison, the published data showed the median overall survival for patients who received docetaxel and prednisone was 18.9 months. (Source: Tannock et al, NEJM 2004; 351:1502-12; docetaxel package insert).

•

Picoplatin can be safely administered with full-dose docetaxel and prednisone. No neurotoxicity was observed in this study. In contrast, data from the published literature report evidence of neuropathy in 30% of patients receiving docetaxel and prednisone, including severe neuropathy in almost 2% of patients.

•

Neutropenia was the main hematologic toxicity. The data suggest that a combination of a taxane-type product (such as docataxel) and picoplatin may have a platelet-sparing effect: thrombocytopenia (reduced blood platelet count) was less severe and less frequent with a taxane-picoplatin regimen than with picoplatin monotherapy. In addition, when comparing the magnitude of reduction in platelets in prior studies employing picoplatin monotherapy, thrombocytopenia was less severe and less frequent with picoplatin administered in combination with docetaxel and prednisone.

Although the Phase 2 trial was a small single-arm study, we believe that the safety and efficacy results support further development of picoplatin in combination with docetaxel and prednisone for the first-line treatment of CRPC. Further, we believe that picoplatin could play a role in the treatment of other tumor types where platinum and taxane therapies are currently used.

Ovarian Cancer

Ovarian Cancer and its Treatment. An estimated 21,880 new cases of ovarian cancer were expected in the United States in 2010. Ovarian cancer accounts for about 3% of all cancers among women and ranks second among gynecologic cancers. An estimated 13,850 deaths were expected in 2010. Ovarian cancer causes more deaths than any other cancer of the female reproductive system (American Cancer Society: Cancer Facts and Figures 2010). The treatment of ovarian cancer is based on the stage of the disease, which is a reflection of the extent or spread of the cancer to other parts of the body. The initial treatment for advanced ovarian cancer is to remove as much of the tumor as possible, and subsequently to administer chemotherapy using drugs such as cisplatin, carboplatin and paclitaxel. A carboplatin-based regimen is the standard of care for first-line treatment of advanced ovarian cancer in the United States. According to IntrinsiQ, 83% of ovarian cancer patients received carboplatin-based therapy for first-line treatment in the United States in 2008. Although most ovarian cancers respond to initial chemotherapy, the majority of ovarian cancer patients, including those who achieve a complete response to first-line chemotherapy, will relapse and eventually die. About 75% of women with ovarian cancer in the United States survive at least one year after diagnosis. Less than half (46%) of women with ovarian cancer are still alive at least five years after diagnosis (American Cancer Society: Cancer Facts and Figures 2010).

Phase 2 Clinical Trial. In 2002, a prior licensee reported results of a Phase 2 open-label, non-comparative, multicenter study of picoplatin monotherapy in the second-line treatment of women whose ovarian cancer had relapsed or progressed after completion of prior platinum-containing treatment. The study, which assessed tumor response, time to progression, time to death, and safety (adverse effects), was conducted in multiple study locations in Europe and Australia. A total of 94 patients were enrolled. The dosing schedule was 120 to 150 mg/m2 picoplatin as a one-hour intravenous infusion, once every three weeks until disease progression, with a median number of three doses per patient. An objective response of 41% was achieved in 82 evaluable patients, including eight patients with complete responses. Picoplatin appeared to be well tolerated, with manageable myelosuppression. No clinically significant ototoxicity, nephrotoxicity or neurotoxicity was observed. The results of this trial suggest that picoplatin has a manageable toxicity profile and encouraging activity in advanced ovarian cancer.

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

Picoplatin Source of Supply

We have entered into separate agreements with W.C. Heraeus GmbH, or Heraeus, for the manufacture of picoplatin active pharmaceutical ingredient, or API, for use in our clinical studies and for commercial purposes. We similarly have entered into separate agreements with Baxter Oncology GmbH, or Baxter, for the bulk production and distribution of picoplatin finished drug product for clinical and commercial use.

Clinical Supply. We have completed our picoplatin clinical trials, and we do not intend to initiate any new clinical trials while we explore strategic alternatives. Heraeus was the sole supplier of API for our clinical trials. The API clinical supply agreement with Heraeus continues in effect until terminated by us and/or Heraeus as follows:

•	by mutual agreement of the parties;

•	by either party, if there is a material breach by the other party that remains uncured;

•	by either party, in the event of insolvency or bankruptcy of the other party;

•	by either party, if the other party or any of its personnel performing services is debarred; or

•	by us, if there is a change of control of Heraeus.

Manufacturing services under the Heraeus clinical supply agreement are provided on a purchase order, fixed-fee basis. We have no purchase orders outstanding under the agreement, and we do not have any current plans to issue purchase orders for clinical drug supply.

Baxter was the sole supplier of finished drug product for our clinical trials. The Baxter clinical supply agreement had an initial term ending December 31, 2009, with two renewal options of one year each. In December 2009, we exercised our first renewal option, extending the term to December 31, 2010. We did not exercise the second renewal option, and the agreement terminated on December 31, 2010.

Commercial Supply. We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. We have no purchase orders outstanding under these agreements.

Our picoplatin API commercial supply agreement with Heraeus obligates us to repay Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on this agreement.

The Heraeus API commercial supply agreement continues for an initial term ending December 31, 2013, and the Baxter finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. The agreements generally provide that they may be terminated:

•	by mutual agreement of the parties;

•	by either party, if there is a material breach by the other party that remains uncured;

•	by either party, in the event of insolvency or bankruptcy of the other party;

•	in the case of the API supply agreement:

•	by either party, if the other party or any its personnel performing services is debarred;

•	by us, if there is a change of control of Heraeus; and

•	by either party on 24 months notice following the initial term;

•	in the case of the finished drug product supply agreement:

•	by either party on 24 months notice, but not prior to the initial term; or

•	by Baxter, with 24 months notice if we enter into a partnership or transfer rights to picoplatin involving a direct competitor of Baxter.

We have no assurance that our current or future suppliers will be able to formulate or manufacture sufficient quantities of picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. The recent tightening of global credit may increase the risk of disruptions or delays of performance by our third party manufacturers and other contractors. We believe that there are other contract manufacturers with the capacity to manufacture picoplatin finished drug product and formulate picoplatin API. If we are required to seek out alternative manufacturers or formulators, we may incur significant additional costs and suffer delays in developing or commercializing our picoplatin product.

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

The parties executed the license agreement in April 2004, at which time we paid a one-time upfront milestone payment of $1.0 million in common stock and $1.0 million in cash. The original license agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% of product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanded the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006, and paid Genzyme an additional $5.0 million in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. We remain obligated to pay a total of $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated sharing of sublicense revenues with Genzyme. The license agreement may be terminated by either party for breach, or if the other party files a petition in bankruptcy or insolvency or for reorganization or is dissolved, liquidated or makes assignment for the benefit of creditors. We can terminate the license at any time upon prior written notice to Genzyme. If not earlier terminated, the license agreement will continue in effect, in each country in the territory in which the licensed product is sold or manufactured, until the earlier of (i) expiration of the last valid claim of a pending or issued patent covering the licensed product in that country or (ii) a specified number of years after first commercial sale of the licensed product in that country.

Our picoplatin portfolio includes United States and foreign patents and applications licensed from Genzyme, which cover the picoplatin product. With respect to picoplatin, we expect to rely primarily on RE41209 (the reissue of U.S. Patent No. 5,665,771, or ‘771 patent), expiring February 7, 2016, which is licensed to us by Genzyme, and additional licensed patents expiring in 2016 covering picoplatin in the European Union and other countries. The FDA designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. In addition, the European Commission has designated picoplatin as an orphan medicinal product for the treatment of small cell lung cancer in the European Union, which entitles us to exclusive marketing rights for picoplatin in the European Union for ten years following market approval.

On May 8, 2009, patent owners, Genzyme Corporation and The Institute of Cancer Research, together with our company, filed with the United States Patent & Trademark Office, or USPTO, an application to reissue the ‘771 patent to the picoplatin compound. On April 6, 2010 the USPTO reissued the composition of matter patent for picoplatin as RE41209, replacing the ‘771 patent. The reissue patent includes claims specific to the picoplatin compound, its use in the treatment of any cancer, as well as claims to its pharmaceutical composition and oral dosage form. The reissue patent has the same force and effect as the original ‘771 patent and the same February 2016 expiration date, with the potential for up to a five year patent extension until 2021 under The Drug Price and Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. Picoplatin is currently covered by additional issued process patents and other pending applications in the United States and abroad.

A number of additional potential avenues exist which may further extend our picoplatin patent protection and exclusivity. In the United States, these include the Hatch-Waxman Act, which, among other things, generally provides for patent term extension for up to five years for an issued patent covering a drug product which has undergone regulatory review before marketing. In addition, since picoplatin has not been previously approved for marketing in the United States, picoplatin may qualify for new chemical entity data exclusivity, under which the FDA bans, for a period of time, submissions of applications from competitors based on published data or Abbreviated New Drug Applications for a drug containing the same active agent. Certain patent term restoration procedures and marketing exclusivity rights also may be available for qualifying drug products in the European Union or individual foreign countries. We intend to evaluate the availability of these mechanisms for extending the patent term and marketing exclusivity for picoplatin on an individual regional or country basis. We cannot be certain that we will be successful in any efforts to extend the term of any patent relating to picoplatin or that picoplatin will be granted additional marketing exclusivity rights in the United States or abroad.

Risks associated with the protection of our patents and other proprietary technologies are described under the heading “Risk Factors” in Item 1A below. Pending or future patent applications by us or our collaborators or other strategic partners will not necessarily result in issued patents. Moreover, the current patents that we own or license may not provide substantial protection or commercial benefit. In addition to patent protection, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Third parties could acquire or independently develop the same or similar technology or our issued patents or those licensed by us could be circumvented, invalidated or rendered obsolete by new technology. Third parties also could gain access to or disclose our proprietary technology, and we may be unable to meaningfully protect our rights in such unpatented proprietary technology.

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

Competition

The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. We are focusing on developing registration strategies for picoplatin in colorectal, prostate, ovarian and small cell lung cancers. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies for these indications and other platinum-based therapeutics. Large biotechnology and pharmaceutical companies, including Abbott Laboratories, Amgen, Inc., AstraZeneca PLC, Baxter Healthcare, Bayer Healthcare, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Nippon Kayaku Co. Ltd., Novartis AG, Pfizer Inc., and Sanofi-Aventis Group, are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of one or more of these indications or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of one or more of these indications and other platinum-based therapeutics, including Access Pharmaceuticals Inc., Ascenta Therapeutics, Inc., Gemin X Pharmaceuticals, Inc., ImmunoGen, Inc., Ipsen Group, Meabco A/S, MolMed S.p.A., Onyx Pharmaceuticals Inc., PharmaMar (Zeltia Group), Regulon, Inc., Ribosepharm GmbH, Simcere Pharmaceutical Group, Synta Pharmaceuticals Corp., and Theradex Systems Inc. As we seek to expand the use of picoplatin into other oncology indications, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs.

Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do, and are better equipped than we are, to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render picoplatin less competitive, uneconomical or obsolete.

Our ability to commercialize picoplatin and to compete effectively will depend in large part on:

•	our ability to meet all necessary regulatory requirements and to advance picoplatin through the approval processes of the FDA and foreign regulatory health authorities in a timely manner;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of picoplatin compared to those of competing products or therapies;

•	our ability to acquire picoplatin API and finished drug product on a commercial scale;

•	timing of market introduction;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt new or modified treatment regimens using picoplatin;

•	our ability to secure third party reimbursement for picoplatin;

•	the price of picoplatin relative to competing products; and

•

our ability to develop a commercial scale infrastructure, either on our own or with a collaborator, which would include the development of a distribution network and other operational and financial systems necessary to support our increased scale.

We believe that competition among products approved for sale will be based, among other things, on product safety, efficacy, reliability, extent of adverse side effects, time to market, availability, third party reimbursement, price and patent position. Our competitiveness also will depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and product candidates, obtain required government and other approvals on a timely basis, attract and retain key personnel, and enter into collaborative or other arrangements that enable us and our strategic partners to develop effective products that can be manufactured cost-effectively and marketed successfully.

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

U.S. Government Regulation

In the United States, drugs and biologics are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act of 1976, as amended, and implementing regulations. The process required by the FDA before picoplatin and any other future drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;

•	submission to the FDA of an Investigational New Drug Application, or an IND, which must become effective before clinical trials can commence;

•	performance of properly designed and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a New Drug Application, or an NDA, to the FDA; and

•	FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with and inspected by the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current Good Manufacturing Practice, or cGMP, regulations which are enforced by the FDA through its facilities inspection program for biologics, drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must also comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory health authorities in such countries under reciprocal agreements with the FDA.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board, or IRB, at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the drug is tested for:

•	safety (adverse effects);

•	dosage tolerance;

•	pharmacokinetics (how the body processes the drug); and

•	clinical pharmacology (how the drug works in the body).

In Phase 2, a limited patient population is studied to:

•	determine the efficacy of the drug for specific, targeted indications;

•	determine the dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

If a compound is found to have potential activity in a disease or condition and to have an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to further evaluate clinical activity and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Often, Phase 4 (post-marketing) studies are required by the FDA in order to gain more data on safety and efficacy of a drug after it has transitioned into general medical practice. With respect to picoplatin or any proposed products subject to clinical trials, there can be no assurance that Phase 1, Phase 2 or Phase 3 studies will be completed successfully within any specific time period, if at all. Clinical studies are inherently uncertain, and future clinical trials may not confirm the results achieved in earlier clinical or preclinical trials. If picoplatin is not shown to be safe and effective, we will not be able to obtain the required regulatory approvals for commercial sale of that product. Furthermore, we or the FDA may suspend clinical trials at any time if it is determined that the subjects or patients are being exposed to an unacceptable health risk.

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

Employees

In the first half of 2010, we implemented two reductions in force to conserve capital resources. In February 2010, we reduced our workforce from 50 to 22 employees and in April 2010 we further reduced our workforce to 12 employees. We implemented an earlier restructuring plan, effective March 31, 2009, which resulted in the discontinuation of our preclinical research operations and reduced our workforce from 65 employees to 57 employees.

As of March 23, 2011, we had seven full-time employees and one part-time employee. Of these full-time employees, two hold PhD degrees, one holds a D.V.M. degree, one holds a J.D. degree and one holds an M.B.A. degree. Of the total full-time employees, one employee is engaged in regulatory and clinical activities and six are in general administration. We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement. We believe that our current workforce is sufficient to effect our strategic review process and execute any identified strategic opportunities.

Executive Officers of the Company

Our executive officers are:

Name	Age	Position with the Company
Ronald A. Martell	49	Chief Executive Officer
Michael S. Perry, DVM, PhD	51	President and Chief Medical Officer
Michael K. Jackson, CPA	61	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Business Experience

Ronald A. Martell was appointed Chief Executive Officer in February 2010. He served as President and Chief Operating Officer of the Company from May 2007 to February 2010. Mr. Martell joined the Company’s board of directors in June 2006. Mr. Martell served as Senior Vice President, Commercial Operation of ImClone Systems Incorporated from January 2004 to August 2006. While at ImClone, Mr. Martell was responsible for overseeing the company’s sales, marketing, and project and alliance management. Mr. Martell joined ImClone in November 1998 as Vice President, Marketing. From 1988 to 1998, he served in a variety of positions at Genentech, Inc., most recently as Group Manager, Oncology Products.

Michael S. Perry was appointed President and Chief Medical Officer in February 2010. Dr. Perry had been a consultant to the Company since September 2009 and is a Venture Partner with Bay City Capital LLC (since November 2005). He was Chief Development Officer at VIA Pharmaceuticals, Inc., a publicly held drug development company, from April 2005 until May 2009. Prior thereto, he served as Chairman and Chief Executive Officer of Extropy Pharmaceuticals, Inc., a privately held pediatric specialty pharmaceutical company, from June 2003 to April 2005. From 2002 to 2003, Dr. Perry served as President and Chief Executive Officer of Pharsight Corporation, a publicly held software and consulting services firm. From 2000 to 2002, Dr. Perry served as Global Head of Research and Development for Baxter BioScience. From 1997 to 2000, Dr. Perry was President and Chief Executive Officer of both SyStemix Inc. and Genetic Therapy Inc., two wholly owned subsidiaries of Novartis Corp., and from 1994 to 1997, he was Vice President of Regulatory Affairs for Novartis Pharma (previously Sandoz Pharmaceuticals). Prior to 1994, Dr. Perry held various management positions with Syntex Corporation, Schering-Plough Corporation and BioResearch Laboratories, Inc. Dr. Perry holds a Doctor of Veterinary Medicine, a Ph.D. in Biomedical Pharmacology and a B.Sc. in Physics from the University of Guelph, Ontario, Canada. He is also a graduate of the International Management Program at Harvard Business School.

Michael K. Jackson was appointed Interim Chief Financial Officer in August 2010. Mr. Jackson also is Controller of the Company (since 2003) and, prior to his appointment as Interim Chief Financial Officer, served as Senior Director, Finance of the Company (since 2008). Prior to joining the Company, Mr. Jackson served as Controller for Xylo, Inc., an internet development company, from 2001 to 2003 and as Director, Finance Operations at Spacelabs Medical, a public medical device company, from 1998 to 2001. From 1992 to 1998, Mr. Jackson served as Controller for Ride, Inc., a public recreational consumer products company. Prior to that, Mr. Jackson served in increasingly senior finance and accounting roles with high technology firms, Ernst & Young and Price Waterhouse. Mr. Jackson is a certified public accountant and received his M.B.A. in finance and B.S. in mathematics from Brigham Young University.

Corporate Background

We were incorporated in the State of Washington in 1984 under the name NeoRx Corporation. In September 2006, we changed our name to Poniard Pharmaceuticals, Inc. Our principal executive offices are located at 750 Battery Street, Suite 330, San Francisco, California 94111. Our telephone number is (650) 583-3774.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, as well as registration and proxy statements and other information, with the U.S. Securities and Exchange Commission, or SEC. These documents may be read and copied at the SEC’s public reference rooms in Washington, DC, New York, NY and Chicago, IL. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings also are available to the public at the Internet web site maintained by the SEC at www.sec.gov. Our reports filed with the SEC after January 1, 2003, also are available on our web site, www.poniard.com. The information contained in our web site does not constitute part of, nor is it incorporated by reference into, this report. We will provide paper copies of our SEC filings free of charge upon request.

Item 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully read the risks and uncertainties described below and all information contained in this report before you decide to purchase our securities. In addition to the risks set forth below and elsewhere in this report, other risks and uncertainties not known to us, that are beyond our control, or that we deem to be immaterial may materially affect our business operations. Our business, results of operations, financial condition, cash flow and future prospects and the trading price of our common stock could be harmed as a result of any of these risks, and you may lose all or part of your investment. Please see “Important Information Regarding Forward-Looking Statements” at the beginning of this report.

Risks Related to Our Business

We will require substantial additional capital to continue our business as a going concern, and our future access to capital is uncertain and additional financings may have dilutive or adverse effects on our shareholders.

Taking into account our projected operating results, we believe that our current cash, cash equivalents and investment securities balances, including the net proceeds from our February 2011 sales of common stock under the equity line of credit facility, will provide adequate resources to fund operations at least into the fourth quarter of 2011. However, given the uncertainties of outcomes of our strategic review process, there is no assurance that we can achieve our projected operating results.

We will require substantial additional capital to support our future operations and the continued development of picoplatin. Our operations have consumed substantial amounts of cash since inception, and we expect to incur additional operating losses for the foreseeable future as we explore strategic options to optimize shareholder value.

Our consolidated financial statements for the year ended December 31, 2010, contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accountants issued as part of this report contains a statement expressing substantial doubt regarding our ability to continue as a going concern.

While we are currently exploring strategic alternatives potentially available to us, including a merger with or acquisition by another company, the sale or licensing of our company assets, a partnership, or recapitalization of the company, we have no assurance that we will be able to or enter into strategic transactions and/or obtain required additional capital on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect our potential financing sources and opportunities for strategic transactions. Uncertainty about current global conditions and the current financial uncertainties affecting capital and credit markets may make it particularly difficult for us to obtain capital market financing or credit on favorable terms, if at all, or to attract potential partners or enter into other strategic relationships. Further, we have no assurance that any strategic transaction or financing would, once identified, be approved by our shareholders, if approval is required. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs, even if not completed. We completed two restructurings in 2010 and, although we are continuously evaluating measures to reduce our costs and preserve additional capital, we may be limited in our ability to undertake meaningful cost containment measures without jeopardizing our ongoing efforts to identify and implement strategic alternatives.

If we are unable to secure additional capital or enter into a strategic transaction to fund our working capital and capital expenditure requirements, we may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws. In such case, our shareholders could lose some or all of their investment.

The amount of additional capital we will require in the future will depend on a number of factors, including:

•	the terms and timing of any collaboration, licensing and other strategic transactions that we may execute;

•	the extent of our success in optimizing the value of our current picoplatin program and other assets;

•	the cost, timing and outcomes of any future picoplatin clinical studies and regulatory approvals;

•	the availability and cost of picoplatin API and finished drug product;

•	the timing and amount of any milestone or other payments we may receive from or be obligated to pay to potential collaborators or other third parties;

•	our degree of success in commercializing picoplatin;

•	the emergence of competing technologies and products, and other adverse market developments;

•	the acquisition or in-licensing of other products or intellectual property; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

If we raise additional funds through the public or private sale of common stock or securities convertible into or exercisable for common stock, our shareholders may experience substantial dilution, and new investors could have rights superior to current security holders. If we raise additional funds though collaborations, sales or licensing arrangements with third parties, we may be required to relinquish some rights to our technology or products candidates, grant licenses on terms that are not favorable to us or enter into collaboration arrangements for product candidates at an earlier stage of development or for a lesser amount than we might otherwise choose.

Our Phase 3 trial of picoplatin in small cell lung cancer failed to meet the primary endpoint of overall survival, and this could negatively impact our ability to obtain funding and enter into strategic transactions.

In November 2009, based on 321 patient deaths, we announced that our pivotal Phase 3 SPEAR trial did not meet its primary endpoint of overall survival in the intent-to-treat population. The analysis showed a hazard ratio of 0.82 with a p value of 0.089 (n=321). An imbalance in the use of post-study chemotherapy was observed in favor of patients who received best supportive care alone compared to patients who received picoplatin plus supportive care. While this result is not necessarily predictive of the results that we may experience in other indications, in different patient populations and/or with modifications to trials design, it could negatively impact our ability to obtain funding for future picoplatin clinical trials and/or enter into strategic transactions.

We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.

We have not been profitable since our formation in 1984. As of December 31, 2010, we had an accumulated deficit of $438.9 million. We had net losses of $30.1 million and $45.7 million for the years ended December 31, 2010 and 2009, respectively. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative activities. To date, we have dedicated substantially all of our resources to research and development activities and have not generated any significant revenue from any product sales. We have devoted substantially all of our resources in recent years to the development of our picoplatin product candidate. We do not anticipate that picoplatin will be commercially available before 2014, if at all. We are not conducting any significant picoplatin development activities while we explore our strategic alternatives, and this may further delay the timeline for potential commercialization. We expect to incur additional operating losses and negative cash flows from operations for the foreseeable future. These losses may increase significantly as we explore strategic alternatives and if we enter into a strategic transaction. Our ability to achieve long-term profitability is dependent upon achieving successful results in clinical trials and obtaining regulatory approvals for our picoplatin product candidate and successfully commercializing picoplatin alone or with third parties.

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

The requirements governing the conduct of clinical trials and manufacturing and marketing of our proposed products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can involve additional testing. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Also, approval of a product by the FDA does not ensure approval of the same product by the regulatory health authorities of other countries.

We may take longer to complete our clinical trials than we project, or we may be unable to complete them at all.

We have completed a pivotal Phase 3 trial of picoplatin in the second-line treatment of patients with small cell lung cancer, which trial did not meet its primary endpoint of overall survival. We also completed Phase 2 trials evaluating picoplatin as a first-line treatment of metastatic colorectal cancer and castration-resistant (hormone-refractory) prostate cancer and a Phase 1 study evaluating an oral formulation of picoplatin in solid tumors. These programs are described in the sections of this report under the headings entitled “Business” in Item 1A above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development” in Item 7 below.

The actual times for the initiation of any future picoplatin development activities depend upon numerous factors, including:

•	our ability to obtain adequate financing and/or enter into strategic transactions to support such clinical trials;

•	approvals and other actions by the FDA and other regulatory agencies and the timing thereof;

•	our ability to open clinical sites;

•	our ability to recruit and enroll qualified patients into our studies;

•	our ability to obtain sufficient, reliable and affordable supplies of the picoplatin API and finished drug product;

•	the extent of competing trials at the clinical institutions where we conduct our trials;

•

reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	our ability to assure that clinical trials are conducted in accordance with regulatory requirements and our clinical protocols;

•	results of inspections of the clinical trial operations or trial sites by the FDA or other regulatory authorities, including the risk of the imposition of a clinical hold;

•	unforeseen safety and efficacy issues;

•	the extent of scheduling conflicts with participating clinicians and clinical institutions; and

•	the identified endpoints of the studies, the extent of patient disease and patient performance status.

We may not complete clinical studies as projected or achieve successful results.

We rely on academic institutions and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving picoplatin. Further, to the extent that we, in the future, participate in partnering or other collaborative arrangements in connection with the development and commercialization of picoplatin or any other proposed products, we will have less control over the timing, planning and other aspects of our clinical trials. If we fail to initiate, advance or complete, or experience delays in or are forced to curtail any future clinical trials, our stock price and our ability to conduct our business could be materially negatively affected.

If testing of a particular product does not yield positive results, we will be unable to commercialize that product.

Our clinical program is designed to test the safety and efficacy of our picoplatin product candidate in humans. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of picoplatin, including the following:

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

We have entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, we are solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at our cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time we paid a one-time upfront payment of $1.0 million in common stock and $1.0 million in cash. The original agreement excluded Japan from the licensed territory and provided for $13.0 million in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing us worldwide rights. In consideration of the amendment, we paid Genzyme $5.0 million in cash on October 12, 2006 and an additional $5.0 million in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated sharing of sublicense revenues with Genzyme. We cannot currently predict the actual timing for initiation or completion of future clinical trials, the length of time to regulatory approval, if any, or the extent of annual sales, if any, of picoplatin and, therefore, cannot predict when or if the milestone and royalty payments under our license agreement with Genzyme may be triggered.

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

The successful growth of our business may depend, in part, on our ability to find collaborative partners or other third parties to assist or share in the costs of product development.

The strategic alternatives that we currently are exploring include potential collaborative and other strategic arrangements with third parties. Potential third parties include pharmaceutical and biotechnology companies and other entities. Collaborative partners or other third parties may assist us in:

•	funding or performing research, preclinical development, clinical trials and manufacturing;

•	seeking and obtaining regulatory approvals; and

•	successfully commercializing picoplatin and any future product candidates.

If we are unable to establish collaborative or strategic other arrangements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of indications in which we evaluate picoplatin, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into collaborative or other strategic relationships could materially harm our business, financial condition, results of operations, cash flow or future prospects.

Collaborative and other strategic arrangements may give rise to disputes over commercial terms, contract interpretations and ownership of our intellectual property and may adversely affect the commercial success of our potential products.

Collaborative and other strategic relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations. Such disputes can delay research, development or commercialization of potential products and can lead to lengthy, expensive litigation or arbitration. The terms of collaboration and other strategic arrangements may also include or preclude us from developing products or technologies developed pursuant to such arrangements. Additionally, the collaborators or other parties under these arrangements might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Moreover, negotiated collaborative and other strategic arrangements often take considerably longer to conclude than parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce funding available to support key programs.

We may not be able to enter into collaborative or other strategic agreements on acceptable terms, which would harm our ability to develop and commercialize picoplatin and any other potential future products. Further, if we do enter into collaborative or other strategic arrangements, it is possible that our collaborative or other strategic partners would choose not to develop and commercialize our picoplatin product. Other factors relating to collaborative or other strategic relationships that may adversely affect commercial success of picoplatin or any proposed future products include:

•	any parallel development by a collaborative or other strategic partner of competitive technologies or products;

•	arrangements with collaborative or other strategic partners that limit or preclude us from developing products or technologies;

•	premature termination of a collaborative or other strategic agreement; or

•	failure by a collaborative or other strategic partner to devote sufficient resources to the development and commercialization of our proposed products.

A collaborative or other strategic arrangement would not necessarily restrict our collaborative or other strategic partners from competing with us or restrict their ability to market or sell competitive products. Our potential collaborative or other strategic partners may pursue existing or other development-stage products or alternative technologies in preference to those being developed in with us. Our potential collaborative or other strategic partners may also terminate their relationships with us or otherwise decide not to proceed with development and commercialization of our products.

We are dependent on third party suppliers for the timely delivery of materials and services and may experience future interruptions in supply.

For picoplatin to be successful, we need sufficient, reliable and affordable supplies of picoplatin API and finished drug product. Sources of these supplies may be limited, and third party suppliers may be unable to manufacture picoplatin API and finished drug product in amounts and at prices necessary for successful commercialization. Moreover, third party manufacturers must continuously adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a Pre-Approval Inspection, the FDA will not approve the NDA for our proposed products. In complying with cGMP and foreign regulatory requirements, any of our third party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If any of our third party manufacturers or suppliers fails to comply with these requirements, we may be subject to regulatory action.

We have limited experience in drug formulation and manufacturing, and we lack the resources and capability to manufacture picoplatin on a clinical or commercial scale. As a result, we rely on third parties to formulate and manufacture picoplatin API and finished drug product for our clinical trials and for our proposed commercialization activities. The finished drug product has been demonstrated to be stable for up to 30 months from the date of manufacture.

We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. Additional information about the agreements, including the termination rights of the parties, can be found in the section entitled “Picoplatin Source of Supply” in Item 1 above.

We have no assurance that our current suppliers will be able to continue to formulate or manufacture sufficient commercial or clinical quantities of picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. The recent tightening of global credit may increase the risk of disruptions or delays of performance by our third party manufacturers and other contractors. We believe that there are other contract manufacturers with the capacity to manufacture picoplatin finished drug product and formulate picoplatin API. However, if we are required to seek out alternative manufacturers, we may incur significant additional costs and suffer delays in developing or commercializing our picoplatin product.

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

We currently have no sales and marketing staff or distribution organization. If we are unable to develop sales, marketing and distribution capabilities on our own or through collaborations or other relationships with corporate partners, we may not be successful in commercializing any future products.

We have limited experience in selling, marketing or distributing therapeutic drug products. To the extent we are successful in obtaining approval for the commercial sale of picoplatin, we will need to secure one or more corporate partners to conduct these activities. We may not be able to enter into partnering or other arrangements in a timely manner, on terms that ultimately prove favorable to us, or at all. To the extent that we enter into co-promotion or other licensing arrangements, our net product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive would depend upon the efforts of third parties, which efforts may not be successful. If we are not able to secure adequate partnering or other arrangements, we would have to hire additional employees or consultants with expertise in sales, marketing and distribution. Employees with relevant skills may not be available to us. Additionally, any increase in the number of employees would increase our expenses and could have a material adverse effect on our financial position. If we are not successful in commercializing picoplatin, either on our own or through collaborations with one or more parties, we will incur significant additional losses.

We face substantial competition in the development of cancer therapies and may not be able to compete successfully, and our potential products may be rendered obsolete by rapid technological change.

The competition for development of cancer therapies is substantial. There is intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours in the United States and abroad. We are focusing on developing registration strategies for picoplatin in colorectal, prostate, ovarian and small cell lung cancers. If approved, picoplatin will be competing with existing treatment regimens, as well as emerging therapies in these indications and other platinum-based therapeutics. Large biotechnology and pharmaceutical companies, including Abbott Laboratories, Amgen, Inc., AstraZeneca PLC, Baxter Healthcare, Bayer Healthcare, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Nippon Kayaku Co. Ltd., Novartis AG, Pfizer Inc., and Sanofi-Aventis Group are marketing and/or developing therapeutics in late-stage clinical trials for the treatment of one or more of these indications or platinum agents for the treatment of cancer. Multiple biotechnology companies are engaged in clinical trials for the treatment of one or more of these indications and other platinum-based therapeutics, including Access Pharmaceuticals Inc., Ascenta Therapeutics, Gemin X Pharmaceuticals, Inc., ImmunoGen, Inc., Ipsen Group, Meabco A/S, MolMed S.p.A., Onyx Pharmaceuticals Inc., PharmaMar (Zeltia Group), Regulon, Inc., Ribosepharm GmbH, Simcere Pharmaceutical Group, Synta

Pharmaceuticals Corp., and Theradex Systems Inc. As we seek to expand picoplatin into other oncology indications, we will be facing additional competition from major pharmaceutical companies, biotechnology companies, research institutions and government agencies. We cannot assure you that we will be able to effectively compete with these or future third party product development programs.

Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, marketing and production resources than we do, and are better equipped than we are to develop, manufacture and market competing products. Further, our competitors may have, or may develop and introduce, new products that would render our picoplatin product candidates less competitive, uneconomical or obsolete.

Even if our picoplatin product candidate receives regulatory approval, we will still be subject to extensive post-marketing regulation.

If we or our collaborators receive regulatory approval for our picoplatin product candidate, we will also be subject to ongoing FDA obligations and continued regulatory review, such as cGMP regulations and continued adverse event reporting requirements. We may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such drug.

If our picoplatin product candidate receives U.S. regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which such drug may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. Failure to comply with applicable regulatory requirements may result in:

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

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. The United States Patent & Trademark Office, or USPTO, may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technologies. The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the USPTO. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. We may need to file lawsuits to stop these activities. These lawsuits can be expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents. The protection afforded by issued patents is limited in duration. With respect to picoplatin, in the United States we expect to rely primarily on RE41209 (the reissue of U.S. Patent No. 5,665,771, or ‘771), expiring February 7, 2016, which is licensed to us by Genzyme, and additional licensed patents expiring in 2016 covering picoplatin in Europe and other countries. The FDA has designated picoplatin as an orphan drug for the treatment of small cell lung cancer under the provisions of the Orphan Drug Act, which entitles us to exclusive marketing rights for picoplatin in the United States for seven years following market approval. If approved, we may also be able to extend the term of a U.S. patent covering picoplatin under the Hatch-Waxman Act, which permits the extension of the term of a U.S. patent on a new drug for up to a maximum of five years. In addition, the European Commission has designated picoplatin as an orphan medicinal product for the treatment of small cell lung cancer in the European Union, which entitles us to exclusive marketing rights for picoplatin in the European Union for ten years following market approval in the European Union. Additional potential avenues exist which may supplement patent protection and exclusivity for picoplatin in Europe.

On May 8, 2009, patent owners, Genzyme Corporation and The Institute of Cancer Research, together with our company, filed with the USPTO, an application to reissue the ‘771 patent to the picoplatin compound. On April 6, 2010 the USPTO reissued the composition of matter patent for picoplatin as RE41209, replacing the ‘771 patent. The reissue patent includes claims specific to the picoplatin compound, its use in the treatment of any cancer, as well as claims to its pharmaceutical composition and oral dosage form. The reissue patent has the same force and effect as the original ‘771 patent and the same February 2016 expiration date, with the potential for up to a five year patent extension until 2021 under the Hatch-Waxman Act. Picoplatin is currently covered by additional issued process patents and other pending applications in the United States and abroad.

Under our license agreement with Genzyme, Genzyme retains the right to prosecute its patent applications and maintain all licensed patents, with us reimbursing such expenses. We have the right to sue any third party infringers of the picoplatin patents. If we do not file suit, Genzyme, in its sole discretion, has the right to sue the infringer at its expense. REA41209 is co-owned by Genzyme and a third party, which has exclusively licensed its rights to the patent to Genzyme (as successor to AnorMED, Inc.).

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

The levels of revenues and profitability of biotechnology companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation. Even in the absence of statutory change, market forces are changing the health care sector. We cannot predict the effect health care reforms may have on the development, testing, commercialization and marketability of our picoplatin product. To the extent that such proposals or reforms have a material adverse effect on the business and potential revenues of other companies that are potential strategic partners or collaborators, our ability to enter into strategic transactions may be adversely affected and the amount a third party may be willing to pay to license or acquire picoplatin in the future may be reduced.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as stock-based compensation and intangible assets, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

A future impairment and write down of our picoplatin intangible asset would increase our net loss, which could materially and adversely affect our financial position and the value of our common stock.

As of December 31, 2010, we had a net intangible asset of approximately $6.4 million, which represents capitalized payments for our picoplatin license. In accounting for the picoplatin intangible asset, we estimate its expected useful life, the expected residual value, and the potential for impairment based on the occurrence of certain events or circumstances, including our changes in our business strategy and plans, a significant decrease in market value of our company, a significant change in asset condition, or a significant adverse change in regulatory and/or economic climate. Specifically, the value of the picoplatin intangible asset could be impaired as a result of negative results of clinical trials or adverse decisions or rulings of regulatory bodies, such as the FDA.

In November 2009, we announced that our pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of small cell lung cancer did not meet its primary endpoint of overall survival. We considered this event to be a trigger for testing our picoplatin intangible asset for possible impairment; however, upon review of the expected future undiscounted net cash flows identifiable to our picoplatin license, we determined that the picoplatin intangible was recoverable and that no impairment had occurred. We continue to believe that the picoplatin intangible is recoverable as of December 31, 2010.

We have no assurance that events or circumstances will not arise in the future requiring us to perform impairment testing of our picoplatin intangible asset. If an impairment is indicated as a result of future evaluations, we will be required to record an impairment charge, which would increase our reported net loss for the period in which the charge is taken and reduce our net asset value. Such events could adversely affect our financial position and the value of our common stock.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls due to design deficiencies or the absence of adequate controls could result in a material adverse effect on our business and financial results.

The loss of key employees could adversely affect our operations.

In the first half of 2010, we implemented two reductions in force to conserve capital resources. In February 2010, we reduced our workforce from 50 employees to 22 employees and in April 2010 we further reduced our workforce to 12 employees. We implemented an earlier restructuring plan, effective March 31, 2009, which resulted in the discontinuation of our preclinical research operations and reduced our workforce from 65 employees to 57 employees.

As part of the February 2010 restructuring, Gerald McMahon, PhD, stepped down as our chief executive officer and Robert DeJager, M.D., stepped down as our chief medical officer. Dr. McMahon continues to serve as non-executive chairman of our board of directors. Dr. DeJager continued as a consultant to our company until December 31, 2010. We did not experience any material disruptions as a consequence of the management changes or the reductions in force. Ronald A. Martell, our former president and chief operating officer, was appointed as our new chief executive officer, and Michael S. Perry, DVM, PhD, was appointed as our new president and chief medical officer.

Greg L. Weaver resigned as our chief financial officer effective August 6, 2010. We did not experience any material disruptions as a consequence of Mr. Weaver’s resignation. Michael K. Jackson was appointed as our interim chief financial officer effective August 6, 2010.

As of March 23, 2011, we had seven full-time employees and one part-time employee. Of these full-time employees, two hold PhD degrees, one holds a D.V.M. degree, one holds a J.D. degree and one holds an M.B.A. degree. Of the total full-time employees, one employee is engaged in regulatory and clinical activities and six are in general administration. We consider our relations with employees to be good. None of our employees is covered by a collective bargaining agreement. We believe that our current workforce is sufficient to effect our strategic review process and execute any identified strategic opportunities.

Our success depends, to a significant extent, on our principal management continuing to contribute to and participate in our efforts to identify and complete a strategic transaction aimed at optimizing shareholder value.

We have no redundancy of personnel in key development areas, including finance, legal, clinical operations, regulatory affairs, strategic planning, quality control and assurance. The loss of the services of one or more of our employees could adversely affect our ability to successfully complete our ongoing efforts to explore and execute any identified strategic opportunities. We do not maintain key-person life insurance on any of our officers, employees or consultants.

Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees and consultants. In order to successfully develop and commercialize picoplatin, we may in the future be required to substantially expand our workforce. Our financial condition and recent workforce and expense reductions may make it difficult for us to retain current personnel and attract qualified employees and consultants in the future.

We have change of control agreements and severance agreements with all of our officers and consulting agreements with several of our scientific advisors. Our agreements with our officers provide for “at will” employment, which means that each officer may terminate his or her service with us at any time. In addition, our scientific advisors may terminate their services to us at any time.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our principal executive offices are in San Francisco, California, and we maintain accounting and legal activities in Seattle, Washington. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our efforts to identify and execute any strategic opportunities.

Risks Relating to Our Securities

Our common stock may be delisted from The Nasdaq Stock Market if we are unable to maintain compliance with Nasdaq Capital Market continued listing requirements.

We transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market on December 17, 2010. In order to continue to be included in the Nasdaq Capital Market, we must meet the Nasdaq Capital Market continued listing standards, including maintaining a closing bid price of $1.00 per share.

On June 20, 2010, we received a letter from Nasdaq stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were not in compliance with the minimum bid price requirement for listing on The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until January 18, 2011, to regain compliance. We transferred the listing of our common stock to The Nasdaq Capital Market on December 17, 2010, at which time we were afforded the remainder of the initial compliance period. On January 19, 2011, we received a letter from Nasdaq notifying us that we have been granted an additional 180 calendar day period, or until July 18, 2011, to regain compliance with the minimum bid price requirement. The additional time period was granted based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on

The Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the additional time period. Nasdaq may, in its discretion, require our common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not demonstrate compliance by July 18, 2011, we will receive written notification from the Nasdaq Listing Qualifications Staff that our common stock will be delisted. At that time, we would have the right to appeal the determination to a Nasdaq Hearings Panel and provide a plan to regain compliance.

The level of trading activity of our common stock may decline if it is no longer listed on The Nasdaq Capital Market. As such, if our common stock ceases to be listed for trading on The Nasdaq Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, lead to decreases in analyst coverage, investor demand and information available concerning trading prices and volume, or make it more difficult for investors to buy or sell shares of our common stock. Further, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock purchase plans. Furthermore, if our common stock is delisted, we would be required to utilize the long-form registration statement on SEC Form S-1 in order to register any future securities under the Securities Act of 1933, as amended, or the Securities Act, either for sale by us or for resale by investors who previously acquired securities from us in a private placement. The SEC Form S-1 requires more information than SEC Form S-3 and will take longer and be more costly to prepare and keep current than SEC Form S-3.

If our common stock were to be delisted from The Nasdaq Capital Market, we may seek quotation on a regional stock exchange, if available. Any such change in listing could reduce the market liquidity for our common stock. If our common stock is not eligible for listing on another stock exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board or interdealer quotation system, such as the OTC Bulletin Board or the OTC Market Group’s OTC Link. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock were to be delisted from The Nasdaq Capital Market, and our trading price remained below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our stock price is volatile and, as a result, you could lose some or all of your investment.

There has been a history of significant volatility in the market prices of securities of biotechnology companies, including our common stock. In 2010, the reported high and low closing sale prices of our common stock were $2.61 and $0.36. During 2009, the reported high and low closing sale prices of our common stock were $8.63 and $1.64. Our stock price has been, and may continue to be, affected by this type of market volatility, as well as our own performance. Our business and the relative price of our common stock may be influenced by a large variety of factors, including:

•	announcements regarding the sufficiency of our cash resources and our ongoing evaluation of strategic alternatives;

•	available sources of funding;

•	developments concerning our efforts to identify and implement strategic opportunities and the terms and timing of any resulting transactions;

•	the progress and results of our clinical trials;

•	our ability to identify viable and efficient registration strategies for picoplatin in various indications;

•	future sales of significant amounts of our common stock by us or our shareholders;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us or our competitors concerning acquisitions, strategic alliances, technological innovations, new commercial products or changes in product development strategies; and

•	the availability and cost of picoplatin API and finished drug product.

In addition, public concern about the potential safety and efficacy of picoplatin, comments by securities analysts, our ability to maintain the listing of our common stock on The Nasdaq Stock Market, and conditions in the capital markets in general and in the life science capital market specifically, may have a significant effect on the market price of our common stock. The realization of any of the risks described in this report, as well as other factors, could have a material adverse impact on the market price of our common stock and may result in a loss of some or all of your investment in our securities.

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

A small number of our shareholders hold a significant amount of our outstanding stock. As of December 31, 2010, entities affiliated with Bay City Management beneficially owned an aggregate of approximately 9.4%% of our outstanding common stock. Two of our directors, Fred B. Craves and Carl S. Goldfischer, are managing directors of Bay City Capital LLC, an affiliate of Bay City Management, and possess capital and carried interests in the Bay City Management entities holding our shares. Entities affiliated with MPM beneficially owned an aggregate of approximately 13.1% of our outstanding common stock as of December 31, 2010. Nicholas J. Simon III, a director of our company, is a general partner of certain of the MPM entities that hold those shares. As a result, these shareholders will collectively be able to significantly influence all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. These shareholders may support competing transactions and have interests that are different from yours.

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

We historically have financed our operations primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional capital, we may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future; however, holders of our outstanding Series 1 preferred stock do receive payments of dividends and have certain other rights and preferences superior to those of our common shareholders.

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund our business operations. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock would be the sole source of gain for the foreseeable future.

We had 78,768 shares of $2.4375 convertible exchangeable preferred stock, or Series 1 preferred shares, outstanding as of March 23, 2011. These shares were originally issued in 1989. Pursuant to the terms of the designation of the Series 1 preferred shares, holders of Series 1 preferred shares are entitled to receive annual dividends of $2.4375 per Series 1 preferred share outstanding. Dividends on the Series 1 preferred shares are cumulative, which means that if they are not paid, the amount of the dividends accrue and, unless full cumulative dividends on the Series 1 preferred shares have been paid, no dividends may be paid on any stock ranking junior to the Series 1 preferred shares, including the common stock. In addition, holders of our Series 1 preferred shares have certain redemption rights, liquidation preferences and voting rights that are greater than or superior to the rights of our common shareholders. These rights may decrease the amount of earnings and assets available for distribution to our common shareholders.

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

Washington law imposes restrictions on certain transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the date the acquiring person first became a 10% beneficial owner of voting securities of the target corporation, unless (i) the business transaction or the acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the time the acquiring person first became a 10% beneficial owner of the target corporation’s voting securities or (ii) at or after the acquiring first person became a 10% beneficial owner of the target corporation, the business transaction is approved by a majority of the members of the target corporation’s board of directors and at least 2/3 of the outstanding voting shares of the target corporation (excluding shares held by the acquiring person). Prohibited business transactions include, among other things:

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

Our corporate headquarters is located at 750 Battery Street in San Francisco, CA, where we rent approximately 1,500 square feet of office space under a one year cost sharing agreement with VIA Pharmaceuticals, Inc., expiring September 2011 and cancelable upon 30 days prior notice. Prior to September 2010, we leased approximately 17,000 square feet of office space in South San Francisco for our corporate headquarters under a lease agreement that expires on July 10, 2011. On February 12, 2010, we executed a sublease agreement, whereby we sublet to Veracyte, Inc., effective March 1, 2010, approximately 11,000 square feet of the South San Francisco office space. On September 1, 2010, the sublease expanded to encompass the entire 17,000 square feet of space at the South San Francisco facility. The sublease will expire on July 10, 2011, at which time Veracyte will lease the office space directly from the landlord.

We also currently occupy approximately 3,800 square feet of office space located at 300 Elliott Avenue West in Seattle, WA. The Seattle lease has a one year term expiring November 2011 which is cancelable upon 30 days prior notice and may be renewed for an additional term of three years. We previously leased approximately 21,000 square feet of office space in the same building under an amended lease that was to expire December 31, 2010. We and the landlord mutually agreed to terminate this lease, without penalty, effective November 24, 2010.

We believe that the San Francisco and Seattle facilities are in good condition and are adequate for their present uses.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. [REMOVED AND RESERVED]

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 17, 2010, we transferred our common stock listing to The Nasdaq Capital Market from The Nasdaq Global Market, where it had been listed since October 1, 2007. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on The Nasdaq Capital Market or The Nasdaq Global Market, as applicable:

	High	Low
2010
First Quarter	$2.70	$1.04
Second Quarter	1.45	0.60
Third Quarter	0.68	0.38
Fourth Quarter	0.65	0.35

2009
First Quarter	$3.73	$1.50
Second Quarter	6.19	1.97
Third Quarter	9.14	6.50
Fourth Quarter	8.55	1.60

The closing sale price of our common stock on The Nasdaq Capital Market was $0.43 on March 23, 2011.

There were approximately 564 shareholders of record on March 23, 2011. This figure does not include the number of shareholders whose shares are held on record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

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

Comparison of Five-Year Cumulative Total Return Among Poniard Pharmaceuticals, Inc.,

Nasdaq Stock Market (US) and Nasdaq Pharmaceuticals Stocks Index (1)

	2005	2006	2007	2008	2009	2010
Poniard Pharmaceuticals, Inc.	$100	$111	$98	$43	$41	$12
Nasdaq Stock Market Index (US)	100	110	119	57	82	98
Nasdaq Pharmaceutical Index	100	98	103	96	108	117

(1)	Assumes $100 invested on December 31, 2005, in our common stock, the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index, an index of approximately 260 companies with common stock quoted on the Nasdaq Stock Market. The Primary Standard Industrial Classification Code Number (SIC) of these companies is #2835—Pharmaceutical Companies. Total return performance for the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index is weighted based on the market capitalization of the firms included in each index and assumes that dividends are reinvested. The Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Stocks Index are produced and published by the Center for Research in Securities Pricing at the University of Chicago.

Item 6. SELECTED FINANCIAL DATA

The following table shows selected financial data. It is important to read this selected financial data along with information in the sections of this report under the headings entitled “Financial Statements and Supplementary Data” in Item 8 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating expenses	$27,958	$42,978	$49,157	$35,353	$21,234
Loss from operations	(27,958)	(42,978)	(49,157)	(35,353)	(21,234)
Net loss	(30,051)	(45,715)	(48,565)	(32,782)	(23,294)
Net loss applicable to common shareholders	(30,787)	(46,215)	(49,065)	(33,282)	(23,794)
Net loss per common share-basic and diluted	$(0.66)	$(1.31)	$(1.41)	$(1.08)	$(1.37)
Weighted average common shares outstanding—basic and diluted	46,860	35,272	34,686	30,762	17,376

Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$1,442	$16,219	$44,425	$29,616	$44,284
Investment securities	3,046	27,451	28,611	63,286	9,562
Working capital	3,601	27,369	54,873	84,383	42,299
Total assets	11,643	52,442	84,232	105,140	69,067
Note payable and capital lease obligations, net of current portion and debt discounts	1,574	11,671	17,445	6,561	9,975
Shareholders’ equity	$8,453	$23,644	$47,647	$89,105	$46,891

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, you should review the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements set forth under the heading “Important Information Regarding Forward-Looking Statements” at the beginning of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Critical Accounting Policies and Estimates

Impairment of Long-Lived and Intangible Assets: As of December 31, 2010, we had net facilities and equipment of approximately $49,000 and a net intangible asset of approximately $6.4 million, which represents capitalized payments for our picoplatin license. In accounting for these long-lived and intangible assets, we estimate the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances, such as changes in our business strategy and plans, a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Specifically, the value of our picoplatin intangible asset could be impaired as a result of negative results of clinical trials or as a result of adverse decisions or rulings of regulatory bodies, such as the FDA. Application of the test for impairment requires significant judgment, taking into account potentially unfavorable factors, such as those mentioned above, that could adversely affect the carrying value of the asset.

In November 2009, we announced that our pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of patients with small cell lung cancer did not meet its primary endpoint of overall survival. We considered this event to be a trigger for testing our picoplatin intangible asset for possible impairment; however, upon review of the expected future undiscounted net cash flows identifiable to the picoplatin license, we determined that the picoplatin intangible was recoverable and that no impairment occurred. We continue to believe that the picoplatin intangible is recoverable as of December 31, 2010.

In March 2009, we recognized an asset impairment loss of $0.6 million on certain facilities and equipment resulting from the discontinuation of our preclinical research operations. The loss on these assets was determined based on estimates of potential sales values of used equipment and other selling costs. Additionally, at December 31, 2009, we recognized an impairment charge of approximately $1.5 million for our dedicated manufacturing equipment asset. The impairment charge was determined based on the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all.

Stock Compensation: We account for share-based compensation arrangements in accordance with the Financial Accounting Standards Board, or FASB, accounting standards for equity instruments exchanged for services, which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

•

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data, and other related information, as appropriate, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of a grant. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense, which could be material to our results of operations.

•

Restricted Stock Units (RSUs). We award RSUs, which are exchangeable for our common shares upon vesting. We use the closing market price of our common stock on the award date to estimate the fair value of awarded RSUs. For RSUs that contain performance-based vesting or vesting based on the achievement of defined milestones, we use judgment to determine the probability of achievement of a milestone to determine whether compensation should be recognized. For RSUs with milestones probable of achievement, we estimate the probable date of achievement and recognize compensation over the resulting implied service period.

Results of Operations

Years Ended December 31, 2010 and 2009

Research and Development

Research and development expenses decreased 69% to approximately $8.0 million during 2010 compared to 2009. The significant decrease in our research and development expenses during 2010 is primarily a result of the wind down and completion of our picoplatin clinical trials in 2009 and 2010. Our research and development expenses are summarized as follows:

	($ in thousands)		Annual Percentage Change
	2010	2009
Research	$—	$764	-100%
Contract manufacturing	1,122	5,638	-80%
Clinical	4,346	16,999	-74%
Share-based compensation	2,507	2,338	7%

Total	$7,975	$25,739	-69%

Research expenses include, among other things, personnel, occupancy and external laboratory expenses associated with the discovery and identification of new therapeutic agents for the treatment of cancer. Research expenses also include research activities associated with our picoplatin product candidate, including formulation and in vitro and in vivo studies. Research expenses decreased to zero in 2010 from $0.8 million in 2009 due to the discontinuation of our research operations effective March 31, 2009.

Contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, in addition to drug product stability and toxicology studies. Contract manufacturing costs decreased 80% to $1.1 million in 2010. This decrease is primarily due to the absence of drug production in 2010, in comparison to the high volume of drug production in 2009 in preparation for anticipated commercialization activities, and to reduced drug product stability testing and analysis activity in 2010 compared to 2009. No drug product was manufactured in 2010, and we currently do not anticipate the manufacture of any picoplatin drug product during 2011.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs, including clinical research organization charges, principal investigator fees, clinical site expenses and regulatory activities associated with conducting human clinical trials. Clinical expenses also include quality control and assurance activities, such as storage and shipment services for our picoplatin drug product. Clinical costs decreased 74% to $4.3 million in 2010, primarily due to the wind down and completion of our clinical trials, with no new clinical trials initiated in 2010.

Share-based compensation expenses reflect the non-cash charge recognized in accordance with the accounting rules for share-based compensation under which the fair value of all employee and non-employee share-based payments is charged to expense over the vesting period of the share-based awards. Share-based compensation expense increased 7% to approximately $2.5 million for the year ended December 31, 2010 from the comparable period in 2009, primarily due to the recognition of expense in the first quarter of 2010 for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 as incentives for performance in 2010, offset by vesting in the fourth quarter of 2009 of incentive RSUs granted in July 2009.

As of December 31, 2010, we have incurred total external costs of approximately $77.2 million in connection with our picoplatin clinical program, including our completed Phase 3 trial in small cell lung cancer and our completed Phase 2 trials in colorectal and prostate cancers. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until we complete required clinical studies and obtain FDA and other required regulatory approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

Recap of Development and Clinical Program Costs. Our research and development administrative overhead costs, consisting of rent, utilities, consulting fees and other various overhead costs, are included in total research and development expense for each period, but are not allocated to our picoplatin program. Also, our total research and development costs include the costs of various research efforts that support our trial activities and may also be directed toward the identification and evaluation of future product candidates. These other research projects are not considered major projects. We implemented a restructuring on March 31, 2009, which resulted in the discontinuation of our preclinical research operations. Our total research and development costs are summarized below:

	($ in thousands)		Annual Percentage Change
	2010	2009
Picoplatin	$3,823	$20,737	-82%
Other unallocated costs and overhead	1,645	2,664	-38%
Share-based compensation	2,507	2,338	7%

Total	$7,975	$25,739	-69%

Our external costs for picoplatin for 2010 and 2009 reflect costs associated with our various picoplatin clinical studies and the manufacture and development of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decline in 2011, reflecting reduced costs due to completion of our small cell lung, colorectal and prostate cancer trials and oral picoplatin study.

At this time, due to the risks inherent in our business and given the stage of development of picoplatin, we are unable to estimate with any certainty the costs we will incur in support of picoplatin. Clinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast with any degree of certainty when or whether picoplatin will be subject to a collaboration or other strategic arrangement, the nature and terms of any such arrangement, and the extent to which such arrangement would impact our current operations and capital requirements. We are not conducting any significant picoplatin development activities while we explore our strategic alternatives.

The process of developing and obtaining FDA approval of products is costly and time consuming. Development activities and clinical trials can take years to complete, and failure can occur at any time during the development and clinical trial process. In addition, the results from earlier clinical trials may not be predictive of results of subsequent and larger clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy, despite having progressed successfully through initial clinical testing. Although we seek to mitigate these risks, the successful development of picoplatin is highly uncertain. Further, even if picoplatin is approved for sale, it may not be successfully commercialized and, therefore, future revenues may not materialize.

If we fail to complete the development of picoplatin in a timely manner, our operations, financial position and liquidity could be severely impaired. However, we are not conducting any significant picoplatin development activities while we explore our strategic alternatives. A further discussion of the risk and uncertainties associated with completing our picoplatin development program on schedule, or at all, and the consequences of failing to do so are discussed in Part I, Item 1A under the heading “Risk Factors.”

General and Administrative

	($ in thousands)		Annual Percentage Change
	2010	2009
General and administrative	$10,738	$9,743	10%
Share-based compensation	6,402	4,955	29%

Total	$17,140	$14,698	17%

Total general and administrative expenses increased 17% to approximately $17.1 million in 2010 compared to 2009. Excluding share-based compensation expense, general and administrative expenses increased 10% to approximately $10.7 million in 2010 compared to 2009, primarily due to increased accounting and legal fees of approximately $1.6 million associated with our evaluation of potential strategic alternatives, higher facilities and consulting costs of approximately $0.7 million, and a one-time credit of approximately $0.5 million for reimbursement of patent-related legal costs in the first quarter of 2009, partially offset by decreased personnel and patent-related legal costs of approximately $1.8 million in 2010. Share-based compensation expense increased 29% to approximately $6.4 million in 2010 compared to 2009. This increase is primarily due to the recognition of expense in the first quarter of 2010 for accelerated vesting of stock options held by certain officers based on the overall achievement of corporate goals in 2009, accelerated vesting of RSUs held by employees terminated in connection with our February 2010 and April 2010 restructuring activities, and awards of RSUs granted in February 2010 as incentives for performance in 2010, partially offset by vesting in the fourth quarter of 2009 of incentive RSUs granted in July 2009.

Other Operating Expenses

	($ in thousands)
	2010	2009
Restructuring	$1,626	$468
Loss on extinguisment of debt	1,217	—
Asset impairment loss	—	2,073

2010 Restructurings. On March 24, 2010, we announced a restructuring plan in connection with our decision to suspend our efforts to pursue an NDA for picoplatin in small cell lung cancer, resulting in a reduction of our workforce from 22 employees to 12 employees, effective April 30, 2010. In connection with this plan, we recorded a restructuring charge of approximately $0.5 million upon our commitment to the restructuring plan in the first quarter of 2010, consisting of one-time employee termination benefits, which were paid in their entirety as of January 31, 2011. As a consequence of the restructuring, approximately 965,000 RSUs, which were awarded in February 2010 and held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. We recognized approximately $1.5 million in share-based compensation expense, in both research and development and general and administrative expense, for the terminated employees during 2010 related to the accelerated vesting of these RSUs as a result of this restructuring.

On February 5, 2010, we implemented a restructuring plan to conserve our capital resources, resulting in a reduction of our workforce from 50 employees to 22 employees. We recorded restructuring charges of approximately $1.1 million in the first quarter of 2010, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009 and held by the employees who were terminated, became fully vested in accordance with the terms of the underlying RSU agreements. These RSUs converted to common stock on a one-for-one basis in February 2010. We recognized approximately $0.2 million in share-based compensation expense in the first quarter of 2010, in both research and development and general and administrative expense, related to the accelerated vesting of these RSUs as a result of this restructuring.

2010 Loss on Extinguishment of Debt. In September 2008, we entered into an amended and restated secured loan facility with GE Business Financial Services, Inc. and Silicon Valley Bank in the aggregate principal amount of $27.6 million. On December 20, 2010, we voluntarily prepaid the $12.4 million aggregate principal, interest and fees due under the loan facility. The payoff amount reflects approximately $9.9 million of aggregate outstanding principal and accrued but unpaid interest as of December 20, 2010, approximately $0.5 million remaining interest due to be paid in the future and a final payment of approximately $2.0 million. We recorded a loss of $1.2 million in connection with the prepayment of the loan facility, which represents the excess of the payoff amount over our net carrying amount of the debt owed under the loan facility. The prepayment discharged our material liabilities and obligations under the loan facility, and the loan facility, including the security interests of the lenders, terminated on the prepayment date.

2009 Restructuring and Asset Impairments. On March 31, 2009, we implemented a strategic restructuring plan to refocus our cash resources on clinical and commercial development of picoplatin, which resulted in the discontinuation of our preclinical research operations and in the reduction of our workforce from 65 employees to 57 employees. This restructuring resulted in charges of approximately $0.5 million in the first quarter of 2009, consisting of approximately $0.3 million in severance charges and approximately $0.2 million in other expenses related to the closure of our lab facilities in South San Francisco, California.

In conjunction with the decision to discontinue our preclinical research operations during the quarter ended March 31, 2009, we recognized an asset impairment loss of approximately $0.6 million on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which are included in assets held for sale and reported in prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2009. Additionally, during the quarter ended December 31, 2009, we recognized an impairment charge of approximately $1.5 million for our dedicated manufacturing equipment asset. The impairment charge was determined based on the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all.

Other Income and Expense

	($ in thousands)		Annual Percentage Change
	2010	2009
Interest expense	$(2,210)	$(3,143)	-30%
Interest income and other, net	117	406	-71%

Total	$(2,093)	$(2,737)	-24%

Interest expense decreased 30% to approximately $2.2 million in 2010 compared to 2009. The decrease in interest expense was primarily due to reduced borrowings between periods. Interest income and other, net decreased 71% to approximately $0.1 million in 2010 compared to 2009. The decrease is primarily due to lower balances in and lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	December 31,
	2010	2009
	($ in thousands)
Cash, cash equivalents and investment securities	$4,330	$43,389
Working capital	3,601	27,369
Shareholders’ equity	8,453	23,644

	Years Ended December 31,
	2010	2009
	($ in thousands)
Cash provided by (used in):
Operating activities	$(24,276)	$(35,491)
Investing activities	24,025	1,160
Financing activities	(14,403)	6,125

We have historically experienced recurring operating losses and negative cash flows from operations. Cash, cash equivalents and investment securities, net of restricted cash of approximately $0.2 million, totaled $4.3 million at December 31, 2010. As of December 31, 2010, we had net working capital of $3.6 million, an accumulated deficit of $438.9 million and total shareholders’ equity of $8.5 million. We anticipate that we will continue to incur significant losses for the foreseeable future. We have historically maintained our financial position through strategic management of our resources, including, the sale of equity securities, borrowings under debt instruments, technology licensing, and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the year ended December 31, 2010 totaled $24.3 million.

Capital Resources

Equity Financings. On December 20, 2010, we entered into an equity line of credit facility with Small Cap Biotech Value, Ltd., or Small Cap Biotech, pursuant to which Small Cap Biotech committed to purchase from us up to $10.0 million worth of shares of our registered common stock, subject to a maximum aggregate limit of 9.4 million common shares. The facility provided that we could, from time to time, at our sole discretion, present Small Cap Biotech Value with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each day during the draw down period on which shares were purchased, less a discount ranging between 6 % and 7%. On February 9, 2011, we completed a draw down and sale to Small Cap Biotech of approximately 4.9 million shares of our common stock, at a price of approximately $0.39 per share, for net proceeds of approximately $1.8 million. On February 25, 2011, we completed a second draw down and sale to Small Cap Biotech of approximately 4.5 million common shares, at a price of approximately $0.34 per share, for net proceeds of approximately $1.5 million. With the closing of the second draw down, we had sold all of the 9.4 million common shares available for issuance under the equity line, and the facility, by its terms, automatically terminated on that date. We are using the net proceeds of these draw downs for working capital and other general corporate purposes.

On February 23, 2010, we entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court. On March 15, 2010, we completed a draw down and sale to Commerce Court of approximately 4.2 million shares of our common stock, at a price of approximately $1.49 per share, for net proceeds of approximately $6.1 million. We are using the proceeds of this draw down to fund our efforts to develop registration strategies and explore partnering and other strategic relationships to support the continued development of picoplatin in small cell lung, colorectal, prostate and ovarian cancers. We and Commerce Court, by mutual agreement, terminated this facility immediately prior to our entry into the equity line with Small Cap Biotech on December 20, 2010.

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

Secured Loan Facility. In September 2008, we borrowed approximately $20.0 million of additional net cash proceeds under an amended and restated loan facility with GE Business Financial Services, Inc. and Silicon Valley Bank for an aggregate total principal amount of $27.6 million. The advances under the loan facility were repayable over 42 months, commencing on October 1, 2008. Interest on the advances was fixed at 7.8% per annum. Final loan payments in the amounts of $1.1 million and $0.9 million were due upon maturity or earlier repayment of the loan advances. All final payment amounts were accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. The loan facility was secured by a first lien on all of our non-intellectual property assets.

On December 20, 2010, we voluntarily prepaid the $12.4 million aggregate principal, interest and fees due under the loan facility. The payoff amount reflects approximately $9.9 million of aggregate outstanding principal and accrued but unpaid interest as of December 20, 2010, approximately $0.5 million remaining interest due to be paid in the future, and a final payment of approximately $2.0 million. The prepayment discharged our material liabilities and obligations under the loan facility, and the loan facility, including the security interests of the lenders, terminated on the prepayment date.

Operating Agreements. On February 12, 2010, we entered into a sublease agreement with Veracyte, Inc., pursuant to which Veracyte leased from us, effective March 1, 2010, approximately 11,000 square feet of our 17,045 square feet of our former executive office space located at 7000 Shoreline Court, South San Francisco, California. Base sublease rental income for this space was $17,600 per month. In September 2010, the subleased space expanded to encompass the entire 17,045 square feet of our former executive office space. Base sublease rental income on this space is $28,124 per month until expiration of the sublease on July 10, 2011, at which time Veracyte will lease the entire space directly from the landlord. Additional rent under the sublease will be payable monthly to us by Veracyte, based on Veracyte’s share of operating expenses attributable to the subleased space. We expect to save approximately $0.7 million in aggregate rental and operating expenses over the term of the sublease.

We entered into clinical supply agreements with W. C. Heraeus GmbH, or Heraeus, and Baxter Oncology GmbH, or Baxter, pursuant to which they produced picoplatin active pharmaceutical ingredient, or API, and finished drug product, respectively, for our clinical trials. The API clinical supply agreement with Heraeus continues in effect until terminated by mutual agreement of the parties or by either party in accordance with its terms. Manufacturing services under the Heraeus clinical supply agreement are provided on a purchase order, fixed-fee basis. Our finished drug product clinical supply agreement with Baxter had an initial term ending December 31, 2009, with two one-year renewal options. In December 2009, we exercised our first renewal option, extending the term to December 31, 2010. We did not exercise our second renewal option, and the agreement terminated on December 31, 2010. The total aggregate cost during the year ended December 31, 2010 attributable to follow-on activities for clinical supplies of picoplatin API and finished drug product produced in prior periods was approximately $0.4 million. We did not have any purchase commitments under these agreements and did not incur any penalty or other costs as a result of our election not to renew the Baxter agreement.

We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. We are required to repay Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long-term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at December 31, 2010, was approximately $1.6 million, including accreted interest of approximately $89,000. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009, and, therefore, recognized an impairment charge of $1.5 million in 2009. We do not have any purchase commitments under these agreements.

During the year ended December 31, 2010, we paid total rent (base rent and additional rent based on our share of facility common operating expenses) of $1.3 million under the operating leases for our former South San Francisco, current San Francisco and Seattle facilities. Of this amount, $1.2 million represents total aggregate minimum lease payments under these leases. As discussed above, on September 1, 2010, we sublet all of our former executive office space in South San Francisco to Veracyte. On September 15, 2010, we relocated our executive offices to 750 Battery Street, Suite 330, San Francisco, where we occupy approximately 1,500 square feet of office space under a one-year cost sharing agreement with VIA Pharmaceuticals, Inc., cancelable upon 30 days prior notice. Monthly costs and shared expenses payable by us under this arrangement are approximately $5,200. In November 2010, we relocated our Seattle office to approximately 3,800 square feet of leased space located at 300 Elliot Avenue West, Suite 530. Under the Seattle lease agreement, we pay base rent and shared costs of approximately $7,300 per month. The Seattle lease has a one-year term that is cancelable upon 30 days prior notice and may be renewed for an additional term of three years. We and the landlord mutually agreed to terminate our prior Seattle office lease, without penalty, effective November 24, 2010.

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

Additional Capital Requirements. Taking into account our projected operating results, we believe that our current cash, cash equivalents and investment securities balances, including the net proceeds of our February 2011 sales of common stock under the equity line of credit facility, will provide adequate resources to fund operations at least into the fourth quarter of 2011. However, given the uncertainties of outcomes from our strategic review process, there is no assurance that we can achieve our projected operating results.

We will require substantial additional capital to support our future operations and the continued development of picoplatin. We may not be able to obtain required additional capital and/or enter into strategic transactions on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect our potential financing sources and opportunities for strategic transactions. Uncertainty about current global conditions and the current financial uncertainties affecting capital and credit markets may make it particularly difficult for us to obtain capital market financing or credit on favorable terms, if at all, or to attract potential partners or enter into other strategic relationships. Further, we have no assurance that any strategic transaction or financing would, once identified, be approved by our shareholders, if approval is required. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs, even if not completed. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We are seeking to address our liquidity needs by exploring strategic alternatives potentially available to us, including a merger with or acquisition by another company, the sale or licensing of our company assets, a partnership, or recapitalization of the company. In addition, we are continuously evaluating measures to reduce our costs and preserve additional capital. If we are unable to secure additional capital to fund working capital and capital expenditure requirements and/or complete a strategic transaction in a timely manner, we may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

The amount of additional capital we will require in the future will depend on a number of factors, including:

•	the terms and timing of any collaboration, licensing and other strategic transactions that we may execute;

•	the extent of our success in optimizing the value of our current picoplatin program and other assets;

•	the cost, timing and outcomes of any future picoplatin clinical studies and regulatory approvals;

•	the size, complexity and cost of our remaining business assets;

•	the availability and cost of picoplatin API and finished drug product;

•	the timing and amount of any milestone or other payments we may receive from or be obligated to pay to potential collaborators and other third parties;

•	our degree of success in commercializing picoplatin;

•	the emergence of competing technologies and products, and other adverse market developments;

•	the acquisition or in-licensing of other products or intellectual property; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

Our consolidated financial statements for the year ended December 31, 2010 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accountants issued as part of this report contains a statement expressing substantial doubt regarding our ability to continue as a going concern.

On June 20, 2010, we received a letter from Nasdaq stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were not in compliance with the minimum bid price requirement for listing on the Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until January 18, 2011, to regain compliance. We transferred the listing of our common stock to The Nasdaq Capital Market on December 17, 2010, at which time we were afforded the remainder of the initial compliance period. On January 19, 2011, we received a letter from Nasdaq notifying us that we have been granted an additional 180 calendar day period, or until July 18, 2011, to regain compliance with the minimum bid price requirement. The additional time period was granted based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the additional time period. Nasdaq may, in its discretion, require our common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not demonstrate compliance by July 18, 2011, we will receive written notification from the Nasdaq Listing Qualifications Staff that our common stock will be delisted. At that time, we would have the right to appeal the determination to a Nasdaq Hearings Panel and provide a plan to regain compliance.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2010, we had the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	More than 3 years
Contractual Obligations
Operating lease obligations:
S. San Francisco premises	$363	$359	$4	$—

	363	359	4	—
Capital Lease obligation (1)	1,574	—	1,574	—

Total	$1,937	$359	$1,578	$—

(1)	Amount in “Total” column includes total principal payment of $1,485.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to the debt securities included in our investment portfolio. We do not invest in any derivative financial instruments. We invest in money market funds, debt instruments of the U.S. Government and its agencies and high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may experience losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2010, we owned corporate debt securities totaling $3.0 million. Our exposure to losses as a result of interest rate changes is managed through investing primarily in securities with relatively short maturities of two years or less and in securities with variable interest rates. All corporate debt securities at December 31, 2010 have maturities less than one year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial schedules are omitted since the required information is not applicable or has been presented in the consolidated financial statements and the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Poniard Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Poniard Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poniard Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations that, due to its limited working capital, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements as of and for the year ended December 31, 2010 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Palo Alto, California

March 30, 2011

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,284	$15,938
Cash—restricted	158	281
Investment securities	3,046	27,451
Prepaid expenses and other current assets	729	826

Total current assets	5,217	44,496
Facilities and equipment, net of depreciation of $745 and $1,199 at December 31, 2010 and 2009, respectively	49	219
Other assets	—	135
Licensed products, net	6,377	7,592

Total assets	$11,643	$52,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$392	$849
Accrued liabilities	1,224	7,679
Current portion of note payable and capital lease obligations	—	8,599

Total current liabilities	1,616	17,127

Long-term liabilities:
Note payable, noncurrent portion, net of debt discounts	—	10,186
Capital lease obligations, noncurrent portion	1,574	1,485

Total long-term liabilities	1,574	11,671

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized:
Convertible preferred stock, Series 1, 78,768 and 205,340 shares issued and outstanding as of December 31, 2010 and 2009, respectively (entitled in liquidation to $1,985 and $5,175, respectively)	2	4
Common stock, $0.02 par value, 200,000,000 shares authorized:
48,547,896 and 42,079,468 shares issued and outstanding as of December 31, 2010 and 2009, respectively	971	842
Additional paid-in capital	446,415	430,971
Other comprehensive income/(loss)	8	(17)
Accumulated deficit	(438,943)	(408,156)

Total shareholders’ equity	8,453	23,644

Total liabilities and shareholders’ equity	$11,643	$52,442

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
Operating expenses:
Research and development	$7,975	$25,739
General and administrative	17,140	14,698
Restructuring	1,626	468
Loss on extinguishment of debt	1,217	—
Asset impairment loss	—	2,073

Total operating expenses	27,958	42,978

Loss from operations	(27,958)	(42,978)

Other (expense) income:
Interest expense	(2,210)	(3,143)
Interest income and other, net	117	406

Total other (expense) income, net	(2,093)	(2,737)

Net loss	(30,051)	(45,715)
Preferred stock dividends	(736)	(500)

Net loss applicable to common shareholders	$(30,787)	$(46,215)

Net loss per share applicable to common shareholders—basic and diluted	$(0.66)	$(1.31)

Weighted average common shares outstanding—basic and diluted	46,860	35,272

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock, Series 1		Common Stock		Additional Paid-In Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive (Loss)/ Income	Share- holders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2008	205	$4	34,688	$694	$409,244	$(361,941)	$(354)	$47,647
Exercise of stock options and warrants	—	—	347	7	813	—	—	820
Common stock issued, net of offering costs of $253	—	—	6,956	139	13,584	—	—	13,723
Common stock issued for fully vested restricted stock units	—	—	88	2	277	—	—	279
Share-based employee compensation expense	—	—	—	—	6,795	—	—	6,795
Stock options and warrants issued for services	—	—	—	—	225	—	—	225
Amendment of warrant exercise price	—	—	—	—	33	—	—	33
Comprehensive loss:
Net loss	—	—	—	—	—	(45,715)	—	(45,715)
Unrealized gain on investment securities	—	—	—	—	—	—	337	337

Total comprehensive loss	—	—	—	—	—	—	—	(45,378)

Preferred stock dividends	—	—	—	—	—	(500)	—	(500)

Balance, December 31, 2009	205	4	42,079	842	430,971	(408,156)	(17)	23,644
Exercise of stock options and warrants	—	—	—	—	—	—	—	—
Common stock issued, net of offering costs of $228	—	—	4,572	91	6,001	—	—	6,092
Common stock issued for fully vested restricted stock units	—	—	1,517	30	3,750	—	—	3,780
Share-based employee compensation expense	—	—	—	—	4,816	—	—	4,816
Stock options and warrants issued for services	—	—	—	—	313	—	—	313
Comprehensive loss:
Net loss	—	—	—	—	—	(30,051)	—	(30,051)
Unrealized gain on investment securities	—	—	—	—	—	—	25	25

Total comprehensive loss	—	—	—	—	—	—	—	(30,026)

Preferred stock exchange	(126)	(2)	380	8	564	—	—	570
Preferred stock dividends	—	—	—	—	—	(736)	—	(736)

Balance, December 31, 2010	79	$2	48,548	$971	$446,415	$(438,943)	$8	$8,453

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(30,051)	$(45,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,313	1,470
Amortization of discount on notes payable	1,076	1,417
Loss on extinguishment of debt	732	—
Accretion of premium on investment securities	456	428
Loss on disposal of facilities and equipment	62	—
Asset impairment loss	—	2,073
Restructuring	75	18
Interest accrued on capital lease obligation	89	—
Amendment of exercise price for certain warrants	—	33
Stock-based compensation issued for services	364	219
Stock-based employee compensation	8,545	7,074
Change in operating assets and liabilities:
Prepaid expenses and other assets	24	186
Accounts payable	(457)	245
Accrued liabilities	(6,504)	(2,939)

Net cash used in operating activities	(24,276)	(35,491)

Cash flows from investing activities:
Proceeds from maturities of investment securities	31,296	53,676
Purchases of investment securities	(7,322)	(52,607)
Facilities and equipment purchases	(7)	(21)
Proceeds from disposals of equipment and facilities	58	112

Net cash provided by investing activities	24,025	1,160

Cash flows from financing activities:
Repayment of principal on note payable	(20,388)	(7,886)
Proceeds from stock options and warrants exercised	—	820
Repayment of capital lease obligation	(38)	(32)
Net proceeds from issuance of common stock and warrants	6,092	13,723
Decrease in restricted cash	123	—
Payment of preferred dividends	(192)	(500)

Net cash (used in) provided by financing activities	(14,403)	6,125

Net decrease in cash and cash equivalents	(14,654)	(28,206)
Cash and cash equivalents:
Beginning of period	15,938	44,144

End of period	$1,284	$15,938

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividend	$166	$500
Increase in capital leases	—	1,485
Supplemental disclosure of cash paid during the period for:
Interest	$1,637	$1,746

See notes to the consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Overview and Summary of Significant Accounting Policies

Overview

Poniard Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of cancer therapeutics. The Company’s lead product candidate is picoplatin, a chemotherapeutic designed to treat solid tumors that are resistant to existing platinum-based cancer therapies. Clinical studies to date suggest that picoplatin has an improved safety profile relative to existing platinum-based cancer therapies. The Company has completed a pivotal Phase 3 SPEAR (Study of Picoplatin Efficacy After Relapse) trial of picoplatin in the second-line treatment of patients with small cell lung cancer. This trial did not meet its primary endpoint of overall survival. The Company also has completed Phase 2 trials evaluating picoplatin as a first-line treatment of metastatic colorectal cancer and castration-resistant (hormone-refractory) prostate cancer and a Phase 1 study evaluating an oral formulation of picoplatin in solid tumors.

The accompanying consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and its wholly owned subsidiary, NeoRx Manufacturing Group, Inc. (the “Company”). All inter-company balances and transactions have been eliminated.

Liquidity and Financial Resources

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business for a reasonable period following the date of these financial statements. The Company has historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2010, the Company had net working capital of $3,601,000, an accumulated deficit of $438,943,000 and total shareholders’ equity of $8,453,000. The Company’s total cash, cash equivalents and investment securities balances, net of restricted cash of $158,000, was $4,330,000 at December 31, 2010. The Company has financed its operations to date primarily through the sale of equity securities, borrowings under debt instruments, technology licensing and collaborative agreements. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the year ended December 31, 2010 totaled $24,276,000.

In February 2011, the Company sold an aggregate of 9,444,116 shares of its common stock to Small Cap Biotech Value, Ltd. (“Small Cap Biotech”), pursuant to two draw downs under an equity line of credit facility with Small Cap Biotech dated December 20, 2010. Net proceeds of approximately $3,386,000 were received, after deducting offering costs of approximately $72,000. Taking into account the Company’s projected operating results, management believes that its current cash, cash equivalents and investment securities balances, including the net proceeds received from the February 2011 sales of common stock under the equity line of credit facility, will provide adequate resources to fund operations at least into the fourth quarter of 2011. However, given the uncertainties of outcomes from its strategic review process, there is no assurance that the Company can achieve its projected operating results.

On February 5, 2010, the Company implemented a restructuring plan to conserve capital resources, which reduced its workforce from 50 employees to 22 employees. On March 24, 2010, the Company announced that it was suspending its effort to seek regulatory approval for picoplatin in small cell lung cancer. The Company made this decision following a detailed analysis of primary and updated data from its Phase 3 trial and evaluation of the New Drug Application (“NDA”) process with the U.S. Food and Drug Administration (“FDA”). In conjunction with this action, the Company completed a second reorganization, further reducing its workforce

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from 22 employees to 12 employees, effective April 30, 2010. The Company is now focusing its efforts on developing registration strategies for advancing picoplatin into pivotal clinical trials in colorectal, prostate, ovarian and small cell lung cancers and is continuing to explore partnering and other transactions to enable execution of these strategies. In March 2010, the Company engaged the investment banking firm of Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of its picoplatin program to its shareholders. These alternatives could include a recapitalization, financing, merger, asset sale, partnership and/or licensing arrangement. The Company has no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. The Company has completed internal preparation of potential registration strategies. However, the Company is not undertaking further significant picoplatin development activities while it explores its strategic alternatives.

Since its inception in 1984, the Company has dedicated substantially all of its resources to research and development. The Company has not generated any significant revenue from product sales to date and has operated at a loss in each year of its existence. The Company recorded a net loss of $30.1 million and $45.7 million for the years ended December 31, 2010 and 2009, respectively. The Company has dedicated substantially all of its resources in recent years to the development of picoplatin. The Company does not anticipate that picoplatin will be commercially available before 2014, if at all. The Company expects to incur additional operating losses and negative cash flows from operations for the foreseeable future. Clinical studies are inherently uncertain, and current and future trials of picoplatin may not confirm the results achieved in earlier clinical and preclinical studies. If picoplatin is not shown to be safe and effective, the Company will not receive the required regulatory approvals for commercial sale of such product.

The Company will require substantial additional capital to support its future operations and the continued development of picoplatin. The Company may not be able to obtain required additional capital and/or enter into strategic transactions on a timely basis, on terms that ultimately prove favorable to it, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect the Company’s potential financing sources and opportunities for strategic transactions. Uncertainty about current global conditions and the current financial uncertainties affecting capital and credit markets may make it particularly difficult for the Company to obtain capital market financing or credit on favorable terms, if at all, or to attract potential partners or enter into other strategic relationships. Further, the Company has no assurance that any strategic transaction or financing would, once identified, be approved by its shareholders, if approval is required. The Company anticipates that any such transaction would be time-consuming and may require it to incur significant additional costs, even if not completed. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking to address its liquidity needs by exploring strategic alternatives potentially available to it, including a merger with or acquisition by another company, the sale or licensing of the company assets, a partnership, or recapitalization of the company. In addition, the Company is continuously evaluating measures to reduce its costs and preserve additional capital. If the Company is unable to secure additional capital to fund working capital and capital expenditure requirements and/or complete a strategic transaction in a timely manner, it may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

On June 20, 2010, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days and that the Company was not in compliance with the minimum bid price requirement of the Nasdaq Global Market. The Company was provided an initial period of 180 calendar days, or until January 18, 2011 (the “initial compliance period”), to regain compliance. The Company transferred the listing of its common stock from The

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nasdaq Global Market to The Nasdaq Capital Market on December 17, 2010, at which time it was afforded the remainder of the initial compliance period. On January 19, 2011, the Company received a letter from Nasdaq notifying it that it had been granted an additional 180 calendar day period, or until July 18, 2011 (the “additional compliance period”), to regain compliance with the minimum bid price requirement. The additional time period was granted based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the Company’s closing bid price of its common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the additional compliance period. Nasdaq may, in its discretion, require the Company’s common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that it has demonstrated an ability to maintain long-term compliance. If the Company does not demonstrate compliance by July 18, 2011, it will receive written notification from the Nasdaq Listing Qualifications Staff that its common stock will be delisted. At that time, the Company would have the right to appeal the determination to a Nasdaq Hearings Panel and provide a plan to regain compliance.

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

Research and Development Expenses: Research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, clinical studies, external contract manufacturing costs for clinical trial drug product supplies, lab supplies, consulting, travel, and related overhead.

Cash Equivalents and Investment Securities: All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents represent cash invested primarily in money market funds. The Company considers all investment securities to be available-for-sale. All securities are carried at fair value. The Company does not invest in derivative financial instruments. Unrealized losses and gains on investment securities are reported as a component of comprehensive income or loss and classified as other comprehensive income/(loss) in shareholders’ equity. The Company monitors investment securities for other-than-temporary declines in fair value and charges impairment losses to income when an other-than-temporary decline in estimated value occurs. Investment in cash equivalents and investment securities in both fixed and floating rate interest earning instruments carry a degree of credit risk. The Company’s exposure to losses as a result of credit risk is managed through investing primarily in securities with relatively short maturities of two years or less and in securities with variable interest rates. See Note 3 below for further discussion of investment securities.

Facilities and Equipment: Facilities and equipment are stated at acquired cost, less any charges for impairment, and are depreciated using the straight-line method over estimated useful lives of the assets as follows:

Years
Office furniture and fixtures	5 - 7
Computer equipment and software	3

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leasehold improvements are depreciated using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining lease term.

When assets are retired or otherwise disposed of the cost of the assets and related accumulated depreciation or amortization are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations at the time of disposition. Expenditures for additions and improvements to the Company’s facilities are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived and Intangible Assets: Long-lived assets, including facilities and equipment and intangible assets, including capitalized license payments for the Company’s picoplatin product candidate, are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, a significant decrease in market value, a significant change in asset condition, or a significant adverse change in regulatory and/or economic climate, indicate an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate. The Company reviews long-lived and intangible assets on an as-needed basis to determine if there have been any adverse events or circumstances that would indicate an impairment exists. In particular, the value of the picoplatin intangible asset was reviewed as a result of negative results of clinical trials during 2009, with no impairment charge recorded. See Note 11 for additional details related to the Company’s picoplatin intangible asset. As discussed in Note 13, the Company recorded impairment charges on certain facilities and equipment related to restructuring activities during 2009, and as discussed in Note 8, during 2009 the Company recorded impairment charges on certain equipment related to commercial manufacturing arrangements.

Debt Issuance Costs: Costs incurred in connection with the securing of long-term bank loans and other long-term debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

Licensed Products: Licensed products represent an exclusive license to develop, manufacture and commercialize picoplatin, a platinum-based anti-cancer agent. Licensed products are amortized using the straight-line method over their estimated useful life of twelve years. The Company evaluates the recoverability of licensed products periodically and takes into account events or circumstances that might indicate that an impairment exists as discussed above under “Impairment of Long-Lived and Intangible Assets.” No impairment of licensed products was identified during 2010 or 2009. See Note 11 below for additional information.

Income Taxes: The Company accounts for income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and for operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount, if any, which is expected more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) accounting standards which prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provide guidance on various related matters such as de-recognition, interest and penalties, and disclosure. The Company has been in a net operating loss position since its inception and, by providing a full valuation allowance, has not recognized any tax benefits. The Company has adopted a policy whereby amounts

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred. Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the years ended December 31, 2010 or 2009.

Net Loss Per Common Share: Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method to the extent such common stock equivalents are not anti-dilutive. The computation of diluted net loss per share excludes the following options, restricted stock units and warrants to acquire shares of common stock for the years indicated because their effect would not be dilutive.

	2010	2009
Common stock options	5,341,000	5,606,000
Restricted stock units	2,641,000	561,000
Common stock warrants	4,765,000	5,085,000

Additionally, aggregate common shares of 14,966 and 39,015, issuable as of December 31, 2010 and 2009, respectively, upon conversion of the Company’s Series 1 convertible exchangeable preferred stock are not included in the calculation of diluted loss per share for 2010 and 2009 because the share increments would not be dilutive.

Share-Based Compensation: The Company has an incentive plan that rewards employees, directors and non-employee consultants with stock options and restricted stock units (“RSUs”). Share-based payments are accounted for in accordance with FASB accounting standards for equity instruments exchanged for services. Under the provisions of these standards, share-based compensation cost related to employee service is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The fair value of share-based awards to non-employees is measured at the grant date and as of each subsequent reporting period until the counterparty’s performance is complete, and stock-based compensation expense is recognized for the fair value of the vested portion of the awards during each reporting period. See Note 10 below for further details on share-based compensation.

Concentration in the Available Sources of Supply of Materials: The Company relies on third parties to manufacture picoplatin active pharmaceutical ingredient (“API”) and finished drug product for its clinical trials and for its possible future commercialization activities. The Company’s API clinical supply agreement continues in effect until it is terminated by mutual agreement of the parties or by either party in accordance with its terms. The Company’s finished drug product clinical supply agreement terminated on December 31, 2010. The Company’s commercial API and finished drug supply agreements have initial terms ending in late 2013. The Company has no assurance that its current suppliers will be able to manufacture sufficient picoplatin API and/or finished drug product on a timely or cost-effective basis at all times in the future. The Company believes that there are other contract manufacturers with the capacity to manufacture picoplatin API and finished drug product.

Segment Reporting: The Company has one operating business segment, cancer therapeutics development.

Note 2. Fair Value Measurements

The Company categorizes assets and liabilities recorded at fair value in its consolidated balance sheets based upon the level of judgment associated with inputs used to measure their value. Fair value is defined as the

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The following tables present a summary of the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$965	$965	$—	$—
Investment securities	3,046	—	3,046	—

	$4,011	$965	$3,046	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$15,447	$15,447	$—	$—
Investment securities	27,451	—	27,451	—

	$42,898	$15,447	$27,451	$—

As of December 31, 2010 and 2009, the Company’s cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At December 31, 2010, the cash equivalents balance consists of $965,000 in money market funds. Investment securities are comprised of corporate debt securities at December 31, 2010 and corporate debt securities and federal government and agency securities at December 31, 2009. See Note 3 below for further details on investment securities.

When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of December 31, 2010. All investment securities were in unrealized gain positions as of December 31, 2010.

Note 3. Investment Securities

The Company’s investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income/(loss) on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net, in the consolidated statements of operations.

Investment securities consisted of the following at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$3,038	$8	$—	$3,046
Corporate debt securities, with unrealized losses	—	—	—	—

	$3,038	$8	$—	$3,046

Net unrealized gain			$8

Maturity:
Less than one year	$3,038			$3,046
Due in 1–2 years	—			—

	$3,038			$3,046

Investment securities consisted of the following at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$12,608	$8	$—	$12,616
Corporate debt securities, with unrealized losses	5,565	—	(13)	5,552
Federal government and agency securities, with unrealized gains	1,509	1	—	1,510
Federal government and agency securities, with unrealized losses	7,786	—	(13)	7,773

	$27,468	$9	$(26)	$27,451

Net unrealized loss			$(17)

Maturity:
Less than one year	$23,199			$23,198
Due in 1–2 years	4,269			4,253

	$27,468			$27,451

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Facilities and Equipment

Facilities and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Office furniture and fixtures	$161	$681
Computer equipment and software	555	659
Leasehold improvements	78	78

	794	1,418
Less: accumulated depreciation	(745)	(1,199)

Total	$49	$219

Certain facilities and equipment for the Company’s lab in South San Francisco, CA, were deemed to be impaired during 2009. Additionally, the Company recognized impairment on dedicated manufacturing equipment in 2009. Refer below to Note 13 and Note 8, respectively, for details on the impaired assets. Depreciation expense on facilities and equipment totaled $98,000 and $255,000 for the years ended December 31, 2010 and 2009, respectively.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Clinical trials	$138	$6,550
Accrued expenses	716	803
Compensation	176	326
Severance	194	—

	$1,224	$7,679

Note 6. Note Payable

On September 2, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (“loan agreement”), with GE Business Financial Services Inc. and Silicon Valley Bank. The loan agreement amended and restated in its entirety the earlier loan and security agreement dated as of October 25, 2006, with the lenders, pursuant to which the Company obtained a $15,000,000 capital loan that was to mature on April 1, 2010.

The loan agreement provided for a $27,600,000 senior secured term loan facility (“loan facility”) that consisted of an initial term loan advance in the amount of $17,600,000 and a second term loan advance in the amount of $10,000,000, which was fully funded on September 30, 2008. The advances under the loan facility were repayable over 42 months, commencing on October 1, 2008. Interest on the advances was fixed at 7.8% per annum. Final loan payments in the amounts of $1,070,000 and $900,000 were due upon maturity or earlier repayment of the loan advances. All final payment amounts were accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. The loan facility was secured by a first lien on all of the non-intellectual property assets of the Company.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 20, 2010, the Company voluntarily prepaid $12,353,000 of aggregate principal, interest and fees due under the loan facility. The payoff amount reflects approximately $9,857,000 of aggregate outstanding principal and accrued but unpaid interest as of December 20, 2010, approximately $480,000 remaining interest due to be paid in the future, and the aggregate final payment of $1,970,000. The prepayment discharged the Company’s material liabilities and obligations under the loan facility which terminated, along with the security interests of the lenders, on the prepayment date.

Note 7. Common Stock Purchase Agreements

On December 20, 2010, the Company entered into an equity line of credit facility with Small Cap Biotech Value, Ltd. (“Small Cap Biotech”), pursuant to which Small Cap Biotech committed to purchase from the Company up to $10,000,000 worth of shares of the Company’s registered common stock, subject to a maximum aggregate limit of 9,444,116 common shares, which is equal to one share less than 20% of the Company’s outstanding common shares on the closing date of the facility, the trading market limit, less 221,218 shares issued to Small Cap Biotech as a commitment fee. The facility provided that the Company could, from time to time, at its sole discretion, present Small Cap Biotech with draw down notices to purchase Company common stock at a price equal to the daily volume weighted average price of the Company common shares on each day during the draw down period on which shares were purchased, less a discount ranging from 6.0% to 7.0%, based on the trading price of the Company’s common stock. On February 9, 2011, the Company completed a draw down and sale of 4,914,632 shares of common stock, at a price of approximately $0.39 per share, for net proceeds of approximately $1,850,000. On February 25, 2011, the Company completed a second draw down and sale of 4,529,484 shares of common stock, at a price of approximately $0.34 per share, for net proceeds of approximately $1,536,000. With the closing of the second draw, the Company had sold all of the 9,444,116 common shares available for issuance under the equity line and the facility, by its terms, automatically terminated on that date.

On February 23, 2010, the Company entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”). The facility provided that, upon the terms and subject to the conditions therein, Commerce Court was committed to purchase up to $20,000,000 worth of shares of the Company’s registered common stock over approximately 18 months; provided, however, that in no event may the Company issue more than 8,423,431 shares of common stock, which is equal to one share less than 20% of the Company’s outstanding common shares on the closing date of the facility, the trading market limit, less 121,183 shares issued to Commerce Court as a commitment fee. The facility provided that the Company could, from time to time, at its sole discretion, present Commerce Court with draw down notices to purchase Company common stock at a price equal to the daily volume weighted average price of the Company’s common shares on each date during the draw down period on which shares were purchased, less a discount ranging from 3.125% to 5.0%, based on the trading price of the Company’s common stock. On March 15, 2010, the Company completed a draw down and sale of 4,229,000 shares of common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6,092,000 were received, after deducting offering costs of approximately $228,000. On December 20, 2010, immediately preceding the Company’s entry into the Small Cap Biotech agreement discussed above, the Company and Commerce Court mutually agreed to terminate this equity line of credit facility. The Company did not incur any penalties in connection with such early termination.

On August, 19, 2009, the Company entered into an equity line of credit facility with Azimuth Opportunity Ltd. (“Azimuth”), as amended by Amendment 1 dated November 20, 2009, which provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $60,000,000 worth of shares of the Company’s common stock over the 18-month term; provided, however, that in no event may the

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company issue more than 6,955,606 shares of common stock, the trading market limit under the facility. On November 23, 2009, the Company completed a draw down and sale of 3,465,878 shares of common stock, at a price of approximately $2.15 per share, to Azimuth under the equity line of credit facility. Net proceeds of approximately $7,284,000 were received, after deducting offering costs of approximately $163,000. On December 22, 2009, the Company completed a second draw down and sale of 3,489,728 shares of common stock, at a price of approximately $1.87 per share, to Azimuth under the equity line of credit facility. Net proceeds of approximately $6,439,000 were received, after deducting offering costs of approximately $90,000. With the completion of the second draw, the Company sold to Azimuth the maximum aggregate number of shares that could be sold under the trading market limit. As a consequence of reaching the trading market limit, the equity line of credit facility automatically terminated by its terms on December 22, 2009.

Note 8. Commitments and Contingencies

The Company entered into an API commercial supply agreement with W.C. Heraeus (“Heraeus”) in March 2008. Under this agreement Heraeus will produce picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated manufacturing equipment (“equipment”) as required under the commercial supply agreement will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009, at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long-term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement at a rate of 8% per annum. The capital lease obligation as of December 31, 2010, is $1,574,000, including accreted finance charge. The Company does not anticipate utilizing the dedicated equipment before 2012 and has, therefore, classified the obligation as long-term. Due to the delay in the Company’s plans for the commercialization of picoplatin, which it does not anticipate will occur before 2014, if at all, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an impairment charge of $1,485,000 in the consolidated statement of operations for 2009.

The Company leases the office space for its principal locations under various leasing arrangements. The Company’s headquarters are located in San Francisco, California, where it rents approximately 1,500 square feet of office space under a one year cost sharing agreement with VIA Pharmaceuticals, Inc., effective September 2010. This lease is cancelable upon 30 days prior notice. Base rent for this lease is approximately $5,200 per month.

Prior to September 2010, the Company was headquartered in South San Francisco where it leases approximately 17,000 square feet of office space under a lease agreement that expires on July 10, 2011. Base rental payments under this lease are approximately $56,400 per month as of December 31, 2010. On February 12, 2010, the Company entered into a sublease agreement with Veracyte, Inc., pursuant to which Veracyte leased from the Company, effective March 1, 2010, approximately 11,000 square feet of the Company’s South San Francisco office space. Base rent for this subleased space was $17,600 per month. On September 1, 2010, the subleased space expanded to encompass the entire 17,000 square feet of office space. After delivery of this

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expanded sublease space, base rent increased to $28,124 per month through expiration of the lease on July 10, 2011. The Company’s sublease with Veracyte does not modify or limit the terms and conditions of the Company’s original lease with the landlord, or waive any rights or remedies of the landlord, except that the landlord releases the Company from obligations under the original lease to remove alterations or repair or restore the office space upon expiration of the original lease or following a casualty occurring during the term of the original lease.

The Company also leases approximately 3,800 square feet of office space in Seattle, Washington under a one year lease effective November 2010. This lease is cancelable upon 30 days prior notice. Base rent for this space is approximately $7,300 per month. Prior to November 2010, the Company leased approximately 21,000 square feet of office space in the same building under an amended lease that was to expire December 31, 2010, with a monthly base rent of $45,000. This lease was terminated by mutual agreement of the Company and the landlord effective November 24, 2010.

The Company has operating leases for office equipment in both the San Francisco and Seattle locations, including a non-cancelable operating lease which expires November 2012. Base rent expense under this non-cancelable lease is approximately $4,000 per year.

Upon subleasing in September 2010 the former corporate headquarters in South San Francisco in its entirety, the Company ceased using that space and recorded a $0.3 million lease exit accrual based on the remaining lease rentals, adjusted for the effects of deferred rent and reduced by expected sublease rental income from Veracyte. Other than the South San Francisco facility lease exit accrual, the Company recognizes rent expense on a straight-line basis over the term of each lease, including any periods of free rent. Total lease expense, net of expected future sublease rental income, was approximately $1,288,000 and $1,399,000 for the years 2010 and 2009, respectively. Minimum lease payments under non-cancelable operating leases as of December 31, 2010 were as follows (in thousands):

Year
2011	$359
2012	4
Thereafter	—

Total minimum lease payments	$363

The Company had restricted cash of $158,000 and $281,000 at December 31, 2010 and 2009, respectively, in the form of certificates of deposit. The certificates of deposit serve as collateral for standby letters of credit issued by Silicon Valley Bank on behalf of the Company.

Note 9. Shareholders’ Equity

Common Stock Transactions: In 2010, the Company issued 4,350,183 shares of common stock under an equity line of credit facility with Commerce Court and 221,218 shares of common stock under an equity line of credit facility with Small Cap Biotech. In 2009, the Company issued 6,955,606 shares of common stock under an equity line of credit facility with Azimuth. See Note 7 above for further details on the equity line of credit facilities and stock transactions under these facilities.

During November 2009, the Company issued approximately 63,000 shares of common stock upon the exercise of warrants issued in conjunction with 2006 financing activities. The exercise was for approximately 214,000 underlying shares of common stock, net of equivalent shares at market to cover the total exercise price.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also issued approximately 82,000 shares of common stock to Silicon Valley Bank upon the exercise of warrants issued in connection with the Company’s 2006 and 2008 loan facilities as discussed in Note 6 above. The exercise was for approximately 197,000 underlying shares of common stock, net of equivalent shares at market to cover the total exercise price.

The Company received net proceeds from the issuance of shares of common stock related to the exercise of employee stock options in the year ended December 31, 2009. There were no option exercises in the year ended December 31, 2010. Refer to Note 10 for further details on option exercises and share-based compensation.

In 2010, the Company issued approximately 1,432,000 shares of common stock upon the vesting of RSUs awarded to employees and 85,000 shares of common stock upon the vesting of RSUs awarded to a non-employee consultant. In 2009, the Company issued approximately 88,000 shares of common stock upon the vesting and release of RSUs awarded to employees. Each RSU converted to one share of common stock. See Note 10 for further details on share-based compensation.

Preferred Stock Transactions: The Company had 205,340 shares of Series 1 Convertible Exchangeable Preferred Stock (“Series 1 preferred stock”) outstanding at December 31, 2009. On February 6, 2010, the Company issued 379,956 shares of its common stock to an institutional shareholder in exchange for the shareholder’s delivery to the Company of 126,572 shares of the Company’s outstanding Series 1 preferred stock. The shareholder approached the Company with the proposed exchange transaction and the final terms of the exchange were determined by arms-length negotiation between the parties. A portion of the common stock issued by the Company in the exchange was in addition to the number of shares that were calculable under the exchange provisions of the Series 1 preferred stock designation of rights in the Company’s articles of incorporation. This portion was accounted for by the Company as an in-kind dividend, the fair value of which is approximately $570,000. The Series 1 preferred stock shares reacquired by the Company in the exchange were returned to the Company’s pool of authorized but unissued shares of preferred stock. Following the exchange and as of December 31, 2010, there were 78,768 shares of Series 1 preferred stock outstanding.

Holders of the Series 1 preferred stock are entitled to receive an annual cash dividend of $2.4375 per share, if declared by the Company’s board of directors, payable semi-annually on June 1 and December 1. Dividends are cumulative. Each share of Series 1 preferred stock is convertible into 0.19 share of common stock, subject to adjustment in certain events. The Series 1 preferred stock is redeemable at the option of the Company at $25.00 per share. Holders of Series 1 preferred stock have no voting rights, except in limited circumstances. Dividends of approximately $192,000 were paid in 2010 and $500,000 in 2009.

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

Warrants: The Company had outstanding warrants to purchase an approximate aggregate of 4,765,000 and 5,085,000 shares of the Company’s common stock as of December 31, 2010 and 2009, respectively. The weighted average exercise price of warrants outstanding was $4.51 and $4.83 per share for 2010 and 2009, respectively.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The detail of the warrants outstanding as of December 31, 2010 and 2009 is as follows (in thousands, except exercise price):

					Warrants Outstanding at
	Issuance Date	Expiration Date	Exercise Price	Exercise Dates	December 31,
					2009	Exercised	Expired	2010

Bank loan
Lenders	9/2008	9/2018	2.00	—	110	—	—	110	(1)
Lenders	10/2006	10/2011	2.00	—	87	—	—	87	(1)

2006 financing
Investors	4/2006	4/2011	4.62	—	4,036	—	—	4,036	(2)
Investors (bridge notes)	2/2006	2/2011	4.62	—	393	—	—	393	(2)
Placement Agent	4/2006	4/2011	4.62	—	139	—	—	139	(2)

2005 financing
Investors	3/2005	9/2010	9.54	—	278	—	(278)	—
Placement Agent	3/2005	9/2010	9.54	—	42	—	(42)	—

					5,085	—	(320)	4,765

(1)	See Note 6 for additional details.
(2)	Issued in connection with the bridge notes that were issued as part of the 2006 financing.

Note 10. Share-based Compensation

As of December 31, 2010, the Company’s Amended and Restated 2004 Incentive Compensation Plan (the “2004 Plan”) was the only equity compensation plan under which equity awards were available for grant. The Company’s Restated 1994 Stock Option Plan (the “1994 Plan”) terminated on February 17, 2004, and no further options can be granted under that plan. Although no Company securities are available for issuance under the 1994 Plan, options granted prior to termination of that plan continue in effect in accordance with their terms.

The 2004 Plan, as amended and restated on June 9, 2010, authorizes the Company’s board of directors or a committee appointed by the board of directors to grant share-based awards for an approximate aggregate 10,938,000 shares of common stock. The 2004 Plan contains an evergreen provision pursuant to which the number of shares available under the plan automatically increases each year, beginning in 2008, according to certain limits set forth in the plan. The approximate aggregate of 10,938,000 shares reflects an increase of approximately 2,104,000 shares on January 1, 2010, an increase of approximately 1,734,000 shares on January 1, 2009 and an increase of approximately 1,733,000 shares on January 1, 2008, pursuant to the operation of the evergreen provision. Additionally, the approximate aggregate 10,938,000 shares reflects an increase of 1,200,000 shares effective June 9, 2010, as approved by the shareholders at the 2010 annual meeting of shareholders.

The 2004 Plan allows for the issuance of incentive stock options, nonqualified stock options, restricted stock and RSUs to employees, officers, directors, agents, consultants, advisors and independent contractors of the Company, subject to certain restrictions. All option grants expire ten years from the date of grant, except in the event of earlier termination of employment or service. Option grants to employees with less than one year of service generally become exercisable at a rate of 25% after one year from the grant date and then in monthly increments at a rate of 1/36th of the remaining balance over the following three years. Option grants to employees with at least one year of service and employees receiving promotions generally become exercisable at a rate of 1/48th per month over four years from the grant date.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of each option award granted. The Company recorded expense for share-based compensation, not including expense for awards granted to non-employee consultants, for the periods presented as follows (in thousands):

	Years Ended December 31,
	2010	2009
Research and development expense	$2,109	$2,253
General and administrative expense	6,436	4,821

Total	$8,545	$7,074

The share-based compensation expense for the twelve months ended December 31, 2010 includes the grant of a stock option during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock that vests over a four year period. Share-based compensation expense for the twelve months ended December 31, 2009 includes the grant of a stock option during the first quarter of 2009 to a Company officer to purchase an aggregate of 200,000 shares of common stock that vests over a four year period. This officer’s employment was terminated in August 2010, at which time the unvested options were cancelled in accordance with the 2004 Plan.

Certain options granted to Company officers during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest another 50% on the seven-year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company’s achievement of annual performance goals established under its annual incentive plan, at the discretion of the equity awards subcommittee of the Company’s board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven-year vesting schedule in the first quarter of 2010. There was no acceleration of option vesting in 2009. As of December 31, 2010, the cumulative accelerated vesting for the portions of options subject to the seven-year vesting schedule equals 85% of such portions of options granted in 2006 and 65% of the such portions of options granted in 2007.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model. This fair value is amortized on a straight-line basis over the requisite service periods for the grants, which is generally the vesting period. The remaining unrecognized compensation cost related to unvested options at December 31, 2010, was approximately $2,040,000 and the weighted-average period of time over which this cost will be recognized is approximately 1.8 years. The Company uses historical data, and other related information as appropriate, to estimate the expected price volatility, the expected life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value per share of the Company’s stock options granted to employees was estimated to be $1.16 and $2.68 for the years ended December 31, 2010 and 2009, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2010	2009
Expected term (in years)	5.0	5.9
Risk-free interest rate	2.22%	2.32%
Expected stock price volatility	95%	95%
Expected dividend rate	0%	0%

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issues previously authorized but unissued shares of common stock upon exercise of stock options. A summary of option activity as of December 31, 2010 and changes during the two years then ended are as follows (shares and intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,893	$6.10	7.9	$103

Granted	395	3.53
Exercised	(202)	4.06
Forefeited/cancelled/expired	(480)	5.74

Outstanding at December 31, 2009	5,606	6.02	7.0	$33

Exercisable at December 31, 2009	3,363	7.06	6.4	$7

Granted	505	1.60
Exercised	—	—
Forefeited/cancelled/expired	(770)	4.93

Outstanding at December 31, 2010	5,341	5.76	5.7	$—

Exercisable at December 31, 2010	4,249	$6.41	5.1	$—

Information relating to stock options outstanding and exercisable at December 31, 2010 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.60 – $1.78	947	7.8	$1.68	263	$1.78
2.02 – 4.18	1,044	4.8	3.78	939	3.76
4.30 – 5.98	1,001	5.4	5.31	901	5.36
6.00 – 6.87	1,206	6.1	6.75	1,081	6.75
6.93 – 8.14	891	5.4	7.76	813	7.73
12.12 – 48.38	252	2.6	19.20	252	19.20

	5,341	5.7	5.76	4,249	6.41

In connection with various consulting and service contracts, the Company has granted stock options to non-employees. The fair value of these options is re-measured quarterly using the Black-Scholes option pricing model and the total value of the stock options is recognized as expense over the service period. Stock options to purchase 1,000 shares of common stock were granted to non-employees during 2009. There were no options granted to non-employees in 2010. The Company recorded compensation expense of $420,000 and $88,000 during 2010 and 2009, respectively, for non-employee options. The $420,000 expense in 2010 includes the effect of the change in status of former employees to substantive consultants.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash proceeds and intrinsic value related to total stock options exercised during the years ended December 31, 2010 and 2009 are provided in the following table (in thousands):

	Years Ended December 31,
	2010	2009
Proceeds from stock options exercised	$—	$820
Intrinsic value of stock options exercised	$—	$702

The Company’s share-based compensation expense also includes RSUs awarded to employees and non-employee consultants. Each RSU represents a contingent right to receive one share of common stock upon vesting and all RSU awards are subject to forfeiture or acceleration under certain conditions per the terms of their agreements. The table below summarizes RSU activity and awards outstanding for the years ended December 31, 2010 and 2009 (RSUs in thousands):

	Restricted Stock Units (RSUs)									Weighted Average Grant Date Fair Value per RSU
Award Date	Unvested as of December 31, 2008	Awarded	Vested	Forfeited	Unvested as of December 31, 2009	Awarded	Vested	Forfeited	Unvested as of December 31, 2010
06/09/2010	—	—	—	—	—	961	—	(125)	836	$0.83	(A)
04/20/2010	—	—	—	—	—	15	(15)	—	—	1.20	(B)
04/09/2010	—	—	—	—	—	587	—	(37)	550	1.14	(C)
02/04/2010	—	—	—	—	—	2,354	(2,223)	(131)	—	1.54	(D)
12/08/2009	—	15	—	—	15	—	—	(15)	—	2.30	(E),(J)
10/06/2009	—	100	—	—	100	—	(25)	—	75	7.27	(F)
07/23/2009	—	290	—	(14)	276	—	(263)	(13)	—	7.34	(G)
07/11/2009	—	170	—	—	170	—	(85)	—	85	6.60	(H),(J)
10/31/2008	92	4	(88)	(8)	—	—	—	—	—	3.13	(I)

Total RSUs	92	579	(88)	(22)	561	3,917	(2,611)	(321)	1,546

(A)	On June 9, 2010, the Company awarded an approximate aggregate of 711,000 RSUs to non-employee directors of the Company. The fair value of the RSU award was $0.83 per unit, or approximately $590,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vest 50% annually over a two year period. Additionally, on this date the Company awarded 250,000 RSUs to an officer of the Company. The total fair value of this RSU award was approximately $208,000 based upon the closing market price of the Company’s common stock on the award date. These RSUs vest 25% annually over four years with 50% of the award subject to achievement of a specific performance goal.
(B)	On April 20, 2010, the Company awarded 15,000 RSUs to an officer of the Company. The fair value of the RSU award was $1.20 per unit, or $18,000 in total, based upon the closing market price of the Company’s common stock on the award date. The RSUs vested in two 50% installments during 2010 based upon the achievement of certain performance objectives.
(C)	On April 9, 2010, the Company awarded an aggregate of 523,000 RSUs to officers and an approximate aggregate of 64,000 RSUs to non-officer employees. The fair value of the RSU awards was $1.14 per unit, or approximately $669,000 in total, based upon the closing market price of the Company’s common stock on the award date. The RSUs vest 50% annually over a two year period.
(D)

On February 4, 2010, the Company awarded an approximate aggregate of 1,251,000 RSUs to officers and an approximate aggregate of 1,103,000 RSUs to non-officer employees as an incentive for future performance. The fair value of the RSU awards was $1.54 per unit, or approximately $3,626,000 in total, based upon the

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

closing market price of the Company’s common stock on the award date. Per the terms of the RSU agreements, the RSUs vested on December 31, 2010, subject to earlier acceleration upon termination of employment by the Company without cause. Due to the Company’s restructuring that was effective April 30, 2010 (see Note 13 for further discussion), approximately 965,000 RSUs became fully vested on April 30, 2010. Approximately 189,000 RSUs vested August 6, 2010, upon the termination of employment of a Company officer. The remaining RSUs which vested December 31, 2010, approximately 1,069,000 shares, were released in January 2011.

(E)	On December 8, 2009, the Company awarded 15,000 RSUs to a non-employee consultant. The RSUs were to vest in two 50% installments based upon the achievement of certain performance goals. The award was cancelled by its terms in the first quarter of 2010 upon the termination of the consulting relationship.
(F)	On October 6, 2009, the Company awarded 100,000 RSUs to an officer of the Company. The fair value of the RSU award was $7.27 per unit, or $727,000 in total, based upon the closing market price of the Company’s common stock on the award date. The RSUs vest 25% annually over four years. Twenty-five percent of this award vested October 2010; however, the shares were not released until 2011.
(G)	On July 23, 2009, the Company awarded approximately 290,000 RSUs to non-officer employees as an incentive for future performance. The fair value of the RSUs was $7.34 per unit, or approximately $2,132,000 in total, based upon the closing market price of the Company’s common stock on the award date. The vesting schedule for these awards was based upon the achievement of certain performance milestones during 2010, subject to acceleration upon termination of employment by the Company without cause. Due to the Company’s restructuring on February 5, 2010 (see Note 13 for further discussion), of these RSUs, approximately 130,000 became fully vested for terminated employees by action of the underlying RSU agreements and approximately 133,000 became fully vested by action of the Company’s board of directors.
(H)	On July 11, 2009, the Company awarded 170,000 RSUs to a non-employee consultant. The award vested 50% on July 11, 2010 and the remaining 50% is scheduled to vest on July 11, 2011.
(I)	On October 31, 2008, the Company awarded approximately 92,000 RSUs to certain non-officer employees as an incentive for future performance. An additional 4,000 RSUs were awarded to non-officer employees in 2009 under this incentive plan. The average fair value of the RSUs was $3.13 per unit, or approximately $299,000 in total, based upon the closing market price of the Company’s common stock on the award dates. Vesting of the RSUs occurred in 2009 in three installments of 20%, 20% and 60% based upon the achievement of certain performance goals.
(J)	RSUs awarded to non-employee consultants. For share-based compensation expense, these awards are revalued to the underlying market price of the Company’s common stock as of each reporting period.

RSU expense is recognized on a straight-line basis from the grant date through the estimated respective vesting dates. The remaining unrecognized compensation cost related to unvested RSUs at December 31, 2010, was approximately $1,436,000 and the weighted-average period of time over which this cost will be recognized is approximately 1.5 years.

As of December 31, 2010, there were approximately 950,000 shares of common stock available for issuance as new equity awards under the 2004 Plan. As of January 1, 2011, approximately 2,428,000 additional shares of common stock became available under the 2004 Plan due to the automatic annual increase under the evergreen provision. Accordingly, as of January 1, 2011, an aggregate of 3,378,000 shares of common stock were available for issuance as new equity awards under the 2004 Plan.

No income tax benefit has been recorded for share-based compensation expense as the Company has recorded a full valuation allowance and management has concluded it is more likely than not that the Company’s net deferred tax assets will not be realized.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Picoplatin License and Amendment

The Company has entered into an exclusive worldwide license, as amended, with Genzyme Corporation (successor to AnorMED, Inc.) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Genzyme retains the right, at the Company’s cost, to prosecute its patent applications and maintain all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time up-front payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Genzyme $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Genzyme. Genzyme remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Genzyme to a maximum of 9% of annual net product sales and eliminated the sharing of sublicense revenues with Genzyme.

The Company accounted for all payments made in consideration of the picoplatin license, as amended, by capitalizing them as an intangible asset. The Company’s capitalization of the total $12,000,000 of picoplatin license payments is based on the Company’s reasonable expectation at the time of acquisition and through the date of the amendment that the intravenous formulation of picoplatin, as it existed at the time of the acquisition of the picoplatin license and the license amendment, would be used in research and development (“R&D”) projects and, therefore, had alternative future uses in the treatment of different cancer indications. At the time of acquisition, the Company planned to use intravenous picoplatin in a Phase 2 clinical trial in patients with small cell lung cancer and reasonably expected that the intravenous formulation could be used in additional, then identifiable R&D projects in the form of clinical trials for other solid tumor cancer indications, such as prostate and colorectal cancers.

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

The Company reviews its long-lived assets for possible impairment whenever significant events indicate such impairment may have occurred. In November 2009, the Company announced that its pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of patients with small cell lung cancer did not meet its primary endpoint of overall survival. The Company considers this event to be a trigger for testing its picoplatin intangible asset for possible impairment; however, upon review of the expected future undiscounted net cash flows identifiable to the picoplatin license, the Company determined that the picoplatin intangible is recoverable and that no impairment occurred. The Company continues to believe that the picoplatin intangible is recoverable as of December 31, 2010.

Licensed products consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000 less accumulated amortization of approximately $5,623,000 and $4,408,000 at December 31, 2010

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2009, respectively. The Company recognized amortization expense of $1,215,000 in each of the years ended December 31, 2010 and 2009. The estimated annual amortization expense for licensed products is approximately $1,215,000 for each of the years 2011 through 2015.

Note 12. Income Taxes

Temporary differences and carryforwards giving rise to deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2010	2009
Net operating loss carryforwards	$56,789	$45,777
Research and experimentation credit carryforwards	3,540	2,932
Capitalized research and development	20,091	22,771
Stock compensation	5,109	4,569
Property and equipment	39	191
Other	3,206	3,287

Net deferred tax assets	88,774	79,527

Deferred tax assets valuation allowance	(88,774)	(79,527)

Net deferred income taxes	$—	$—

The Company has established a valuation allowance equal to the amount of its net deferred tax assets because the Company has not had taxable income since its inception and significant uncertainty exists regarding the ultimate realization of its deferred tax assets. Accordingly, no tax benefits have been recorded in the accompanying statements of operations. The valuation allowance increased $9,247,000 in 2010 and $14,489,000 in 2009.

The Company’s total tax provision of zero differs from the expected tax benefit calculated as a product of the federal statutory rate of 34% and the book loss by approximately $10,217,000 primarily due to permanent differences such as meals and entertainment expense, the research and experimentation credit, and stock option adjustments, as well as the change in the Company’s valuation allowance.

In April 2006, the Company experienced a significant change to its capital structure which resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code (“IRC”). Consequently, the amount of net operating loss carryforwards and research and experimentation credit carryforwards available to be used in future years are limited under IRC Sections 382 and 383, respectively (“Section 382/383 limitation”). The preliminary calculation of this limitation, as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2008, resulted in the loss of approximately $93,300,000 (approximately $31,700,000 in tax benefits) of the Company’s net operating loss carryforwards. The preliminary calculation of the Section 383 limitation, which was not revised, resulted in the loss of approximately $9,100,000 of the Company’s research and development credit carryforwards.

During 2009, the Company performed an additional analysis of the Section 382 limitation and revised the amount of net operating loss carryforwards that would be lost to approximately $96,900,000 (approximately $32,900,000 in tax benefits). Accordingly, the deferred tax asset and related valuation allowance associated with these carryforwards were reduced in 2006 initially by approximately $40,800,000 and by a revised amount of approximately $41,700,000 as of December 31, 2009. In 2010, the Company performed an updated analysis through December 31, 2010, and determined there was no change of ownership pursuant to Section 382.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010, the Company has total net operating loss carryforwards of approximately $167,025,000 for federal taxes (net of the impact of the above referenced change in ownership under IRC Section 382) and approximately $29,204,000 for state taxes, which expire from 2011 through 2030 and from 2016 through 2030, respectively. Research and experimentation credits expire from 2011 to 2030. Future changes in the Company’s ownership could result in additional limitations on the Company’s ability to utilize its remaining net operating loss carryforwards and research and experimentation credit carryforwards.

Approximately $20,916,000 of the Company’s federal net operating loss carryforwards at December 31, 2010, result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders’ equity.

The Company accounts for uncertain tax provisions as required under financial accounting rules issued by the FASB. Due to the Company’s full valuation allowance against its deferred tax assets, coupled with the Section 382 limitation on prior years’ net operating loss carryforwards (as discussed above), there are no material unrecognized tax benefits as of December 31, 2010 or December 31, 2009. Furthermore, the Company does not anticipate any significant changes in its unrecognized tax benefits over the next twelve months.

Historically, the Company has not incurred any material interest or penalties associated with tax matters and no material interest or penalties were recognized during the years ended December 31, 2010 or 2009. The Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as income tax expense when incurred. The Company is subject to income taxes in the U.S. federal and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to tax examinations for years before 2007, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before 2007.

Note 13. Restructuring and Asset Impairment

April 2010 Restructuring

On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue an NDA for picoplatin in small cell lung cancer. This restructuring plan resulted in a reduction of the Company’s workforce from 22 employees to 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $543,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which were paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 RSUs, which were awarded in February 2010 pursuant to the 2004 Plan, became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 for further discussion). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $1,486,000 in share-based compensation expense during the first two quarters of 2010 for terminated employees related to the accelerated vesting of these RSUs as a result of the restructuring.

The following table summarizes the impact of the restructuring charges (excluding share-based compensation) reported in the consolidated statement of operations for the twelve months ended December 31, 2010 and in accrued liabilities in the consolidated balance sheet as of December 31, 2010 related to the April 2010 restructuring (in thousands):

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010
Employee termination benefits	$543	$(520)	$23

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2010 Restructuring

On February 5, 2010, the Company implemented a restructuring plan to conserve its capital resources, resulting in a reduction in the Company’s workforce from 50 employees to 22 employees. The Company incurred restructuring charges of approximately $1,083,000, primarily consisting of one-time employee termination benefits. As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009 pursuant to the 2004 Plan, became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 for further discussion). These RSUs converted to common stock on a one-for-one basis in February 2010. The Company recognized approximately $174,000 in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

The following table summarizes the impact of the restructuring charges (excluding share-based compensation) reported in the consolidated statement of operations for the twelve months ended December 31, 2010 and in accrued liabilities in the consolidated balance sheet as of December 31, 2010 related to the February 2010 restructuring (in thousands):

Description	Initial Restructuring Charge February 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010
Employee termination benefits	$1,061	$(1,009)	$52
Other termination costs	22	(22)	—

Total	$1,083	$(1,031)	$52

March 2009 Restructuring

On March 31, 2009, the Company implemented a strategic restructuring plan to refocus its cash resources on clinical and commercial development of picoplatin, which resulted in the discontinuation of the Company’s preclinical research operations and in the reduction of its workforce from 65 employees to 57 employees. The Company incurred severance charges totaling $296,000 related to the reduction in staff. All severance charges related to the restructuring were paid in 2009. The Company incurred additional charges totaling approximately $172,000 related to the closure of its lab facilities in South San Francisco, California. All outstanding liabilities for contract and termination costs were paid in 2009.

The following table summarizes the impact of the restructuring charges reported in the consolidated statements of operations for the periods ended December 31, 2009 and 2010 and in accrued liabilities in the consolidated balance sheets as of December 31, 2009 and 2010 related to the March 2009 restructuring (in thousands):

Description	Initial Restructuring Charge March 2009	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2009
Employee termination benefits	$296	$(296)	$—

Contract termination costs	125	(125)	—
Other termination costs	47	(47)	—

Subtotal	172	(172)	—

Total	$468	$(468)	$—

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In conjunction with the decision to discontinue the Company’s preclinical research operations during the quarter ended March 31, 2009, the Company recognized an asset impairment loss of $588,000 on certain facilities and equipment related to the lab in South San Francisco, California. The loss on the assets was determined based on estimates of potential sales values of used equipment. These impairment charges established new cost bases for the impaired assets, which were included in assets held for sale and reported in the prepaid expenses and other current assets line on the accompanying consolidated balance sheet as of December 31, 2009. All remaining impaired assets held for sale were sold in January 2010.

The following table summarizes information related to the impairment charges (in thousands):

Lab Equipment & Leasehold Improvements
Impairment loss	$588

Impaired carrying value upon restructuring March 31, 2009	$57
Disposals of assets	(52)

Post impairment carrying value as of December 31, 2009	5
Disposals of assets	(5)

Post impairment carrying value as of December 31, 2010	$—

Note 14. Employee Benefit Plan

The Company sponsors a 401(k) plan that covers substantially all employees. In its sole discretion, the Company may make contributions to the plan on a percentage of participants’ contributions. The Company made contributions of approximately $9,000 and $22,000 for the years ended December 31, 2010 and 2009, respectively. The Company has no other post-employment or post-retirement benefit plans.

Note 15. Condensed Quarterly Financial Data (Unaudited)

The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating expenses	$11,316	$5,976	$5,951	$4,715
Net loss	(11,889)	(6,546)	(6,449)	(5,167)
Net loss applicable to common shares	(12,481)	(6,594)	(6,497)	(5,215)
Net loss per common share:
Basic	(0.29)	(0.14)	(0.13)	(0.11)
Diluted	(0.29)	(0.14)	(0.13)	(0.11)

2009
Operating expenses	$12,244	$9,088	$9,198	$12,448
Net loss	(12,950)	(9,720)	(9,877)	(13,168)
Net loss applicable to common shares	(13,075)	(9,845)	(10,002)	(13,293)
Net loss per common share:
Basic	(0.38)	(0.28)	(0.29)	(0.36)
Diluted	(0.38)	(0.28)	(0.29)	(0.36)

Note: Net loss per common share, basic and diluted, may not add to net loss per common share for the year due to rounding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors and, further, to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iv) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, pursuant to the permanent exemption from Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors. The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors” and “Board of Directors and Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

(b) Executive Officers. The information concerning our executive officers is set forth in Item 1 of this report under the heading “Executive Officers of the Company.”

(c) Compliance with Section 16(a) of the Exchange Act. The information required by this item is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

(d) Code of Ethics. The information required by this item is incorporated herein by reference to the section captioned “Board of Directors and Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

(e) Audit Committee. The information required by this item is incorporated herein by reference to the section captioned “Board of Directors and Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information as of December 31, 2010, with respect to the Company’s compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance to employees and non-employees of the Company, such as directors, lenders, consultants, and advisors:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (5)
Equity Compensation Plans
Approved by Security Holders (1)	7,982,150	$5.76	950,273
Equity Compensation Plans
Not Approved by Security Holders (2)	4,765,026	$4.51	—

Total	12,747,176	$5.17	950,273

(1)	Includes the Company’s Restated 1994 Stock Option Plan (“1994 Plan”) and the Amended and Restated 2004 Incentive Compensation Plan (“2004 Plan”). The 1994 Plan was terminated on February 17, 2004. Accordingly, no further awards can be issued under the 1994 Plan. For a description of the 2004 Plan, see Note 10 to the notes to the consolidated financial statements in Item 8 of this report.
(2)	Reflects a warrant issued for placement agent services in connection with our 2006 equity financing and warrants issued to financial institutions participating in our term loan facility. For a description of these warrants, see Note 9 to the notes to the consolidated financial statements in Item 8 of this report.
(3)	Includes 2,640,654 shares subject to outstanding RSUs granted under the 2004 Plan.
(4)	The weighted-average exercise price does not include the common shares subject to outstanding RSUs which have no exercise price. If the RSUs were included, the weighted-average exercise price would be $3.85 per share and the total weighted-average exercise price would be $4.10 per share.
(5)	All common shares remaining available for issuance under equity compensation plans are issuable under our 2004 Plan. The 2004 Plan contains an evergreen provision, pursuant to which the number of common shares available under the 2004 Plan will automatically increase on the first day of each of the Company’s fiscal years beginning in 2008. The number of additional common shares made available each year is equal to the lesser of (i) 3,000,000 common shares, (ii) 5% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, (iii) any lesser number of common shares determined by the Company’s board of directors, or (iv) a number of common shares that, when added to the sum of (x) the number of common shares subject to outstanding awards under the 2004 Plan as of the end of the Company’s immediately preceding fiscal year (other than awards not subject to vesting or forfeiture conditions) and (y) the number of common shares that could be made subject to outstanding awards as of the end of the Company’s immediately preceding fiscal year, does not exceed 20% of the outstanding shares of common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year. Any additional common shares made available under the evergreen provision shall continue to be available for issuance under the 2004 Plan for subsequent years. Giving effect to the evergreen provision of the 2004 Plan, as of January 1, 2011, the aggregate number of common shares available for issuance as new awards was 3,377,668 shares.

Other information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors and Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Certain Relationships and Related Transactions with Management” and “Board of Directors and Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections captioned “Independent Registered Public Accounting Firm” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after December 31, 2010.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements—See Index to Financial Statements in Part II, Item 8 of this report.

(2) Financial Statement Schedules—Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits – See Exhibit Index of this Annual Report on Form 10-K contained herein.

(b)	Exhibits—See Exhibit Index of this Annual Report on Form 10-K contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC.
(Registrant)

/S/ MICHAEL K. JACKSON
Michael K. Jackson
Interim Chief Financial Officer and Principal Accounting Officer

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:

/s/ RONALD A. MARTELL Ronald A. Martell	Director and Chief Executive Officer	March 30, 2011

/s/ MICHAEL K. JACKSON Michael K. Jackson	Interim Chief Financial Officer and Principal Accounting Officer	March 30, 2011

/s/ GERALD MCMAHON Gerald McMahon	Director (Chairman of the Board)	March 30, 2011

/s/ ROBERT S. BASSO Robert S. Basso	Director	March 30, 2011

/s/ FRED B. CRAVES Fred B. Craves	Director	March 30, 2011

/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 30, 2011

/s/ CARL S. GOLDFISCHER Carl S. Goldfischer	Director	March 30, 2011

/s/ ROBERT M. LITTAUER Robert M. Littauer	Director	March 30, 2011

/s/ GARY A. LYONS Gary A. Lyons	Director	March 30, 2011

/s/ DAVID R. STEVENS David R. Stevens	Director	March 30, 2011

/s/ NICHOLAS J. SIMON III Nicholas J. Simon III	Director	March 30, 2011

EXHIBIT INDEX**

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation, as amended February 7, 2007	(N)

3.2	Restated Bylaws, as amended June 9, 2010	(C)

10.1	1991 Stock Option Plan for Non-Employee Directors, as amended (‡)	(E)

10.2	Restated 1994 Stock Option Plan (‡)	(F)

10.3	Stock Option Grant Program for Nonemployee Directors under the NeoRx Corporation 1994 Restated Stock Option Plan (‡)	(M)

10.4	2004 Incentive Compensation Plan, as amended and restated June 9, 2010 (‡)	(B)

10.5	Stock Option Grant Program for Nonemployee Directors under the 2004 Incentive Compensation Plan, as amended June 14, 2007 (‡)	(X)

10.6	Form of Non-Qualified Stock Option Agreement under 2004 Incentive Compensation Plan, as amended June 14, 2007 (‡)	(D)

10.7	Form of Incentive Stock Option Agreement under 2004 Incentive Compensation Plan (‡)	(O)

10.8	License Agreement dated as of April 2, 2004, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Q)

10.9	Amendment No. 1 to License Agreement effective as of September 18, 2006, between the Company and AnorMED, Inc. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment	(Y)

10.10	Lease Agreement dated November 24, 2010, between the Company and Selig Real Estate Holdings Company, LLC	(A)

10.11	Cost Sharing and Confidentiality Agreement dated August 20, 2010, between VIA Pharmaceuticals, Inc. and the Company	(S)

10.12	Change of Control Agreement dated as of February 5, 2010, between the Company and Michael S. Perry (‡)	(L)

10.13	Key Executive Severance Agreement dated as of February 5, 2010, between the Company and Michael S. Perry (‡)	(L)

10.14	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Ronald A. Martell (‡)	(V)

10.15	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Ronald A. Martell (‡)	(V)

10.16	Amendment No. 1 dated as of February 5, 2010, to Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Ronald A. Martell (‡)	(L)

10.17	Amendment No. 1 dated as of February 5, 2010, to Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Ronald A. Martell (‡)	(L)

10.18	Restricted Stock Unit Award Notice and Restricted Stock Award Agreement, dated October 6, 2009,with Ronald A Martell (‡)	(I)

10.19	Amended and Restated Key Executive Severance Agreement dated as of February 18, 2009, between the Company and Gregory L. Weaver (‡)	(V)

Exhibit	Description

10.20	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Cheni Kwok (‡)	(V)

10.21	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Cheni Kwok (‡)	(V)

10.22	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Anna Wight (‡)	(V)

10.23	Amended and Restated Change of Control Agreement dated as of February 24, 2009, between the Company and Anna Wight (‡)	(V)

10.24	Amended and Restated Key Executive Severance Agreement dated as of February 24, 2009, between the Company and Michael K. Jackson (‡)	(V)

10.25	Form of Directors’ Indemnification Agreements (‡)	(K)

10.26	Lease Agreement dated as of July 10, 2006, between the Company and ARE San Francisco No. 17 LLC	(W)

10.27	Sublease Agreement dated as of February 10, 2010, between the Company and Veracyte, Inc., including Consent to Sublease dated as of February 10, 2010, by ARE-San Francisco No. 17 LLC, the Company and Veracyte, Inc.	(R)

10.28	Commercial Picoplatin Active Pharmaceutical Ingredient Manufacturing Agreement between the Company and W.C. Heraeus GmbH, dated as of March 24, 2008. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.	(J)

10.29	Commercial Supply Agreement between the Company and Baxter Oncology GmbH, dated as of November 22, 2008. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.	(V)

10.30	Consulting Agreement dated as of April 1, 2009, between the Company and Gary A. Lyons, as amended by Amendment One to Consulting Agreement effective July 11, 2009 (‡)	(G)

10.31	Restricted Stock Unit Award Notice and Restricted Stock Award Agreement, dated July 11, 2009, with Gary A. Lyons (‡)	(G)

10.32	Poniard Pharmaceuticals, Inc. Management Incentive Plan, as amended February 17, 2010 (‡)	(U)

23.1	Consent of Independent Registered Public Accounting Firm	(Z)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(Z)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	(Z)

32.1	Section 1350 Certification of Chief Executive Officer	(Z)

32.2	Section 1350 Certification of Chief Financial Officer	(Z)

(‡)	Management contract or compensatory plan

(A)	Filed as an exhibit to the Company’s Current Report Form 8-K filed on December 1, 2010, and incorporated herein by reference.

(B)	Incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A filed on April 28, 2010.

(C)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2010, and incorporated herein by reference.

(D)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.

(E)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed April 10, 1996.

(F)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(G)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 13, 2009, and incorporated herein by reference.

(H)	Reserved.

(I)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(J)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 6, 2008, and incorporated herein by reference.

(K)	Filed as an exhibit to the Company’s Current Reports on Form 8-K filed on April 28, 2006, June 27, 2006. May 9, 2007 and July, 13, 2009, and incorporated herein by reference.

(L)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 11 2010, and incorporated herein by reference.

(M)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

(N)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 8, 2007, and incorporated herein by reference.

(O)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(P)	Reserved.

(Q)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

(R)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2010, and incorporated herein by reference.

(S)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2010, and incorporated herein by reference.

(T)	Reserved.

(U)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 19, 2010, and incorporated herein by reference.

(V)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(W)	Filed as an exhibit to the Company’s Current Report Form 8-K filed on July 13, 2006 and incorporated herein by reference.

(X)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(Y)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

(Z)	Filed herewith.

**In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties of each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreements and

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

Accordingly, these representations and warranties may not describe the actual state of affairs of as of the date they were made or any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings which are available without charge through the SEC’s website at www.sec.gov. See “Where You Can Find Other Information” in Part I, Item 1 of this Form 10-K.