Form 10-Q
period 2011-03-31
PONIARD PHARMACEUTICALS, INC.
filed 2011-05-13
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2011, 59,503,965 shares of the registrant’s common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,472	$1,284
Cash – restricted	158	158
Investment securities	0	3,046
Prepaid expenses and other current assets	479	729

Total current assets	6,109	5,217
Facilities and equipment, net of depreciation of $764 and $745 at March 31, 2011 and December 31, 2010, respectively	37	49
Licensed products, net of amortization of $5,927 and $5,623 at March 31, 2011 and December 31, 2010, respectively	6,073	6,377

Total assets	$12,219	$11,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291	$392
Accrued liabilities	993	1,224

Total current liabilities	1,284	1,616
Long-term liabilities:
Capital lease obligations, noncurrent portion	1,596	1,574

Total long-term liabilities	1,596	1,574
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized: Convertible preferred stock, Series 1, 78,768 shares issued and outstanding as of March 31, 2011 and December 31, 2010 (entitled in liquidation to $2,033 and $1,985, respectively)	2	2
Common stock, $0.02 par value, 200,000,000 shares authorized: 59,118,115 and 48,547,896 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,182	971
Additional paid-in capital	450,392	446,415
Other comprehensive income	0	8
Accumulated deficit	(442,237)	(438,943)

Total shareholders’ equity	9,339	8,453

Total liabilities and shareholders’ equity	$12,219	$11,643

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Operating expenses:
Research and development	$333	$4,891
General and administrative	2,899	4,799
Restructuring	0	1,626

Total operating expenses	3,232	11,316

Loss from operations	(3,232)	(11,316)
Other (expense) income:
Interest expense	(24)	(634)
Interest income and other, net	10	61

Total other (expense) income, net	(14)	(573)

Net loss	(3,246)	(11,889)
Preferred stock dividends	(48)	(22)
Preferred stock dividends, in-kind	0	(570)

Net loss applicable to common shareholders	$(3,294)	$(12,481)

Net loss per share applicable to common shareholders – basic and diluted	$(0.06)	$(0.29)

Weighted average common shares outstanding – basic and diluted	54,088	43,254

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,246)	$(11,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323	334
Amortization of discount on notes payable	0	312
Gain realized on sale of investment securities	(8)	0
Accretion of premium on investment securities	14	152
Restructuring	0	1,181
Interest accrued on capital lease obligation	22	0
Share-based compensation issued for services	1	306
Share-based employee compensation	1,003	3,407
Change in operating assets and liabilities:
Prepaid expenses and other assets	250	28
Accounts payable	(101)	381
Accrued liabilities	(279)	(2,556)

Net cash used in operating activities	(2,021)	(8,344)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	3,032	7,854
Purchases of investment securities	0	(6,324)
Facilities and equipment purchases	(7)	0
Proceeds from disposals of equipment and facilities	0	41

Net cash provided by investing activities	3,025	1,571

Cash flows from financing activities:
Repayment of principal on note payable	0	(2,646)
Repayment of capital lease obligation	0	(38)
Net proceeds from issuance of common stock	3,184	6,092

Net cash provided by financing activities	3,184	3,408

Net increase (decrease) in cash and cash equivalents	4,188	(3,365)

Cash and cash equivalents:
Beginning of period	1,284	15,938

End of period	$5,472	$12,573

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividends	$48	$22
Preferred stock dividends, in-kind	0	570

Supplemental disclosure of cash paid during the period for:
Interest	$0	$334

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

The accompanying condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. and its wholly-owned subsidiary, NeoRx Manufacturing Group, Inc. (the “Company”). All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.

The results of operations for the periods ended March 31, 2011 are not necessarily indicative of the expected operating results for the full year.

The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date. The balance sheet presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011, and available on the SEC’s website, www.sec.gov.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Financial Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of March 31, 2011, the Company had working capital of $4,825,000, an accumulated deficit of $442,237,000 and total shareholders’ equity

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of $9,339,000. The Company’s total cash and cash equivalents balances, net of restricted cash of $158,000, was $5,472,000 at March 31, 2011. The Company has financed its operations to date primarily through the sale of equity securities, borrowings under debt instruments, and through technology licensing and collaborative agreements. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the three months ended March 31, 2011 totaled $2,021,000.

In February 2011, the Company sold an aggregate of 9,444,116 shares of its common stock to Small Cap Biotech Value, Ltd. (“Small Cap Biotech”), pursuant to two draw downs under an equity line of credit facility dated December 20, 2010, described further in Note 6 below. Net proceeds of approximately $3,184,000 were received after deducting offering costs of approximately $274,000.

During the first half of 2010, the Company implemented two restructurings that reduced its workforce from 50 employees to 12 employees. On March 24, 2010, the Company announced that it was suspending its effort to seek regulatory approval for picoplatin in small cell lung cancer. The Company made this decision following a detailed analysis of primary and updated data from its Phase 3 trial and evaluation of the New Drug Application (“NDA”) process with the U.S. Food and Drug Administration (“FDA”). The Company is now focusing its efforts on developing registration strategies for advancing picoplatin into pivotal clinical trials in colorectal, prostate, ovarian and small cell lung cancers and is continuing to explore partnering and other transactions to enable execution of these strategies. In March 2010, the Company engaged the investment banking firm of Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of its picoplatin program to its shareholders. These alternatives could include a recapitalization, financing, merger, asset sale, partnership and/or licensing arrangement. The Company has no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. The Company has completed internal preparation of potential registration strategies. However, the Company is not undertaking further significant picoplatin development activities while it explores its strategic alternatives.

The Company will require substantial additional capital to support its future operations and the continued development of picoplatin. The Company may not be able to obtain required additional capital and/or enter into strategic transactions on a timely basis, on terms that ultimately prove favorable to it, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect the Company’s potential financing sources and opportunities for strategic transactions. Uncertainty about current global conditions and the current financial uncertainties affecting capital and credit markets may make it particularly difficult for the Company to obtain capital market financing or credit on favorable terms, if at all, or to attract potential partners or enter into other strategic relationships. In addition, the Company has no assurance that any strategic transaction or financing would, once identified, be approved by its shareholders, if approval is required. The Company anticipates that any such transaction would be time-consuming and may require it to incur significant additional costs, even if not completed. Further, the Company may be required to raise additional capital as a condition to closing any proposed transaction. The Company’s current financial condition may make securing additional capital extremely difficult. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking to address its liquidity needs by exploring strategic alternatives potentially available to it, including a merger with or acquisition by another company, the sale or licensing of the Company’s assets, a partnership, or recapitalization of the Company. In addition, the Company is continuously evaluating measures to reduce its costs and preserve additional capital. If the Company is unable to secure additional capital to fund working capital and capital expenditure requirements and/or complete a strategic transaction in a timely manner, it may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

The Company believes that its current cash and cash equivalents will be adequate to fund operations into the fourth quarter of 2011. The Company’s 2011 operating budget, however, reflects use of available cash only to fund its current operations and does not include additional costs associated with the implementation of a strategic

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

transaction or, if the Company is unable to complete a strategic transaction, the costs of a liquidation and winding up of the Company. These costs may be substantial and would include severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or financial advisory fees. The Company can provide no assurance that it will have sufficient cash to cover these additional costs.

On July 20, 2010, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that the minimum bid price of its common stock has been below $1.00 per share for 30 consecutive business days and that the Company was not in compliance with the minimum bid price requirements of The Nasdaq Global Market. The Company was provided 180 calendar days, or until January 18, 2011 (the “initial compliance period”), to regain compliance. The Company transferred the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market on December 17, 2010, at which time it was afforded the remainder of the initial compliance period. On January 19, 2011, the Company received a letter from Nasdaq notifying it that it had been granted an additional 180 calendar day period (the “additional compliance period”), to regain compliance with the minimum bid price requirement. The additional time period was granted based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the Company’s closing bid price of its common stock must meet or exceed $1.00 per share for at least ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that it has demonstrated an ability to maintain long-term compliance. If the Company does not demonstrate compliance by July 18, 2011, it will receive written notification from the Nasdaq Listing Qualifications Staff that its common stock will be delisted. At that time, the Company would have the right to appeal the determination to a Nasdaq Hearings Panel and provide a plan to regain compliance. There can be no assurance the Company will be able to regain and/or maintain compliance with the minimum bid price or other Nasdaq continued listing requirements.

The Company has presented to its shareholders, for approval at its 2011 annual meeting of shareholders to be held on June 9, 2011, a proposal to authorize the board of directors to implement a reverse stock split of the Company’s outstanding common stock at an exchange ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the board in its discretion. The Company believes that the reverse stock split may help facilitate its efforts to regain compliance with the $1.00 minimum bid price requirement, although it cannot provide any assurance that this will be the case or that any such price increase can be sustained.

Note 2. Fair Value Measurements

The Company categorizes assets and liabilities recorded at fair value in its condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then ranks the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (“FASB”). The three levels of the FASB fair value hierarchy are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following tables present a summary of the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,261	$5,261	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$965	$965	$0	$0
Investment securities	3,046	0	3,046	0

	$4,011	$965	$3,046	$0

As of March 31, 2011 and December 31, 2010, the Company’s cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At March 31, 2011, the cash equivalents balance consists of $5,261,000 in money market funds (see Note 3 below for further details on investment securities). The Company did not have any investment securities as of March 31, 2011.

When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of March 31, 2011.

Note 3. Investment Securities

The Company’s investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net, in the condensed consolidated statements of operations. The Company did not have any investment securities as of March 31, 2011.

Investment securities consisted of the following at December 31, 2010 (in thousands):

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Type of security:
Corporate debt securities, with unrealized gains	$3,038	$8	$0	$3,046
Corporate debt securities, with unrealized losses	0	0	0	0

	$3,038	$8	$0	$3,046

Net unrealized gain			$8

Maturity:

Less than one year	$3,038			$3,046
Due in 1–2 years	0			0

	$3,038			$3,046

Note 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Clinical trials	$67	$138
Accrued expenses	694	716
Compensation	199	176
Severance	33	194

	$993	$1,224

Accrued expenses above consist of general operating expenses such as legal and accounting fees, consulting, benefits and preferred dividends.

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

On December 20, 2010, the Company voluntarily prepaid $12,353,000 of aggregate principal, interest and fees due under the loan facility. The payoff amount reflects approximately $9,857,000 of aggregate outstanding principal and accrued but unpaid interest as of December 20, 2010, approximately $480,000 remaining interest due to be paid in the future, and the aggregate final payment of $1,970,000. The Company recorded a loss on extinguishment of debt of $1,217,000 in the fourth quarter of 2010 in connection with the prepayment of the loan facility. The prepayment discharged the Company’s material liabilities and obligations under the loan facility which

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

terminated, along with the security interests of the lenders, on the prepayment date.

Note 6. Common Stock Purchase Agreements

On December 20, 2010, the Company entered into an equity line of credit facility with Small Cap Biotech, pursuant to which Small Cap Biotech committed to purchase from the Company up to $10,000,000 worth of shares of the Company’s registered common stock, subject to a maximum aggregate limit of 9,444,116 common shares, which is equal to one share less than 20% of the Company’s outstanding common shares on the closing date of the facility, the trading market limit, less 221,218 shares issued to Small Cap Biotech as a commitment fee. The facility provided that the Company could, from time to time, at its sole discretion, present Small Cap Biotech with draw down notices to purchase Company common stock at a price equal to the daily volume weighted average price of the Company common shares on each day during the draw down period on which shares were purchased, less a discount ranging from 6.0% to 7.0%, based on the trading price of the Company’s common stock. On February 9, 2011, the Company completed a draw down and sale of 4,914,632 shares of common stock, at a price of approximately $0.39 per share, for net proceeds of approximately $1,702,000. On February 25, 2011, the Company completed a second draw down and sale of 4,529,484 shares of common stock, at a price of approximately $0.34 per share, for net proceeds of approximately $1,482,000. With the closing of the second draw, the Company had sold all of the 9,444,116 common shares available for issuance under the equity line and the facility, by its terms, automatically terminated on that date.

On February 23, 2010, the Company entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”). The facility provided that, upon the terms and subject to the conditions therein, Commerce Court was committed to purchase up to $20,000,000 worth of shares of the Company’s registered common stock over approximately 18 months; provided, however, that in no event could the Company issue to Commerce Court more than 8,423,431 shares of common stock, which is equal to one share less than 20% of the Company’s outstanding common shares on the closing date of the facility, the trading market limit, less 121,183 shares issued to Commerce Court as a commitment fee. The facility provided that the Company could, from time to time, at its sole discretion, present Commerce Court with draw down notices to purchase Company common stock at a price equal to the daily volume weighted average price of the Company’s common shares on each date during the draw down period on which shares were purchased, less a discount ranging from 3.125% to 5.0%, based on the trading price of the Company’s common stock. On March 15, 2010, the Company completed a draw down and sale of 4,229,000 shares of common stock, at a price of approximately $1.49 per share, to Commerce Court under the equity line of credit facility. Net proceeds of approximately $6,092,000 were received, after deducting offering costs of approximately $228,000. On December 20, 2010, immediately preceding the Company’s entry into the Small Cap Biotech agreement discussed above, the Company and Commerce Court mutually agreed to terminate this equity line of credit facility. The Company did not incur any penalties in connection with such early termination.

Note 7. Restructuring

April 2010 Restructuring

On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue an NDA for picoplatin in small cell lung cancer. This restructuring plan resulted in a reduction of the Company’s workforce from 22 employees to 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $543,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which were paid in their entirety by January 31, 2011. As a consequence of the restructuring, approximately 965,000 restricted stock units (“RSUs”), which were awarded in February 2010 pursuant to the Amended and Restated 2004 Incentive Compensation Plan (the “2004 Plan”), became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 below for additional information). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $962,000 in share-based compensation expense for the terminated employees for the period ended March 31, 2010 related to the accelerated vesting of these RSUs as a

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

result of the restructuring.

The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and in accrued liabilities in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 related to the April 2010 restructuring (in thousands):

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2011
Employee termination benefits	$543	$(520)	$23	$(23)	$0

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

The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and in accrued liabilities in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 related to the February 2010 restructuring (in thousands):

Description	Initial Restructuring Charge February 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2011
Employee termination benefits	$1,061	$(1,009)	$52	$(52)	$0
Other termination costs	22	(22)	0	0	0

Total	$1,083	$(1,031)	$52	$(52)	$0

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company, at the time of acquisition of the picoplatin license, reasonably anticipated using intravenous picoplatin in clinical trials that could be conducted during the remaining term of the primary patent, which is active through 2016. The Company concluded that the 12 years remaining for the primary patent term was the appropriate useful life for the picoplatin intangible asset, in accordance with the FASB’s guidance for intangibles, and is amortizing the initial $2,000,000 aggregate license payment over this 12 year useful life beginning in April 2004. The Company concluded that no change in the 12 year useful life of the picoplatin intangible asset occurred as a result of the 2006 license amendment and is, therefore, continuing to amortize the initial $2,000,000 aggregate license payment over the 12 year useful life and is amortizing the license amendment payment of $10,000,000 over the remainder of the 12 year useful life of the picoplatin intangible asset.

The Company reviews its long-lived assets for possible impairment whenever significant events indicate such impairment may have occurred. In November 2009, the Company announced that its pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of patients with small cell lung cancer did not meet its primary endpoint of overall survival. The Company considers this event to be a trigger for testing its picoplatin intangible asset for possible impairment; however, upon review of the expected future undiscounted net cash flows identifiable to the picoplatin license, the Company determined that the picoplatin intangible asset is recoverable and that no impairment occurred. The Company continues to believe that the picoplatin intangible is recoverable as of March 31, 2011.

The licensed products balance consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $5,927,000 and $5,623,000 at March 31, 2011 and December 31, 2010, respectively.

Note 9. Net Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. The calculation of diluted loss per share excludes the effect of stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive. The following table presents the weighted-average number of shares that were excluded from

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the number of shares used to calculate diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2011	2010
Common stock options	5,260	5,842
Restricted stock units	2,770	1,831
Common stock warrants	4,512	5,085

In addition, 14,966 shares of common stock that would be issuable upon conversion of the Company’s $2.4375 convertible exchangeable preferred stock, Series 1 (“Series 1 shares”) are not included in the calculation of diluted loss per share for the periods ended March 31, 2011 and 2010, because the effect of including such shares would not be dilutive.

Note 10. Share-based Compensation

A summary of the Company’s fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at March 31, 2011	4,323	$6.05	5.3	$0

The Company recorded the following amounts of share-based compensation expense, excluding expense for non-employee consultants, for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development expense	$100	$1,369
General and administrative expense	903	2,038

Total	$1,003	$3,407

There were no options granted during the three month period ended March 31, 2011. The share-based compensation expense for the three months ended March 31, 2010 includes a stock option granted during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock that vests over a four year period.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	NA	5.0
Risk-free interest rate	NA	2.22%
Expected stock price volatility	NA	95%
Expected dividend rate	NA	0%

Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company’s achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company’s board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven year vesting schedule in the first quarter of 2010. As of March 31, 2011, the cumulative accelerated vesting for options subject to the seven year vesting schedule equals 85% of the shares granted in 2006 and 65% of the shares granted in 2007.

The Company’s share-based compensation expense also includes RSUs awarded to employees and non-employee consultants. All RSUs awarded are subject to acceleration or forfeiture based upon the terms of their specific agreement. The table below summarizes RSU awards outstanding as of March 31, 2011 (RSUs in thousands):

	Restricted Stock Units (RSUs)									Weighted Average Grant Date Fair Value per RSU
Award Date	Unvested as of December 31, 2009	Awarded	Vested	Forfeited	Unvested as of December 31, 2010	Awarded	Vested	Forfeited	Unvested as of March 31, 2011
03/14/2011	0	0	0	0	0	224	0	0	224	$0.38	(A)
02/15/2011	0	0	0	0	0	2,430	0	0	2,430	0.39	(B)
06/09/2010	0	961	0	(125)	836	0	(32)	0	804	0.83
04/20/2010	0	15	(15)	0	0	0	0	0	0	1.20
04/09/2010	0	587	0	(37)	550	0	0	(2)	548	1.14
02/04/2010	0	2,354	(2,223)	(131)	0	0	0	0	0	1.54
12/08/2009	15	0	0	(15)	0	0	0	0	0	2.30
10/06/2009	100	0	(25)	0	75	0	0	0	75	7.27
07/23/2009	276	0	(263)	(13)	0	0	0	0	0	7.34
07/11/2009	170	0	(85)	0	85	0	0	0	85	6.60

Total RSUs	561	3,917	(2,611)	(321)	1,546	2,654	(32)	(2)	4,166

(A)	On March 14, 2011, the Company awarded 224,000 RSUs to an officer of the Company. The fair value of the RSU award was $0.38 per unit, or approximately $85,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vested 50% on April 9, 2011 and the remaining 50% will vest on April 9, 2012.
(B)	On February 15, 2011, the Company awarded an approximate aggregate of 1,973,000 RSUs to officers and an approximate aggregate of 457,000 RSUs to non-officer employees of the Company as an

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

incentive for future performance. The fair value of the RSU award was $0.39 per unit, or approximately $948,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vest on February 15, 2012, the one year anniversary of the award date.

No income tax benefit has been recorded for share-based compensation expense as the Company has a full valuation allowance and management has concluded that it is more likely than not that the Company’s net deferred tax assets will not be realized. As of March 31, 2011, total unrecognized costs related to employee share-based compensation is approximately $4,144,000. Unrecognized share-based compensation expense from outstanding stock options is approximately $2,035,000 and is expected to be recognized over a weighted average period of approximately 2.0 years. Unrecognized share-based compensation expense from outstanding RSUs is approximately $2,109,000 and is expected to be recognized over a weighted average period of approximately 1.0 year subject to acceleration with the occurrence of certain qualifying events.

Note 11. Comprehensive Loss

The Company’s comprehensive loss for the three months ended March 31, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$3,246	$11,889
Net unrealized loss/(gain) on investment securities	8	(6)

Comprehensive loss	$3,254	$11,883

Note 12. Commitments and Contingencies

The Company entered into a picoplatin active pharmaceutical ingredient (“API”) commercial supply agreement with W.C. Heraeus GmbH (“Heraeus”) in March 2008. Under this agreement Heraeus will produce the picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of December 31, 2009, Heraeus had completed construction of the dedicated equipment at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long-term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at March 31, 2011 was $1,596,000, including accreted interest of approximately $111,000. The Company does not anticipate beginning production of commercial supplies of picoplatin API, thereby utilizing the dedicated equipment, within the next 12 months and has, therefore, classified the obligation as long-term. Due to the delay in the Company’s plans for the commercialization of picoplatin, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an asset impairment charge of $1,485,000 in the consolidated statement of operations for the year ended December 31, 2009.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Exchange of Preferred Stock

On February 6, 2010, the Company issued 379,956 shares of its common stock to an institutional shareholder in exchange for the shareholder’s delivery to the Company of 126,572 shares of the Company’s outstanding Series 1 shares. The shareholder approached the Company with the proposed exchange transaction and the final terms of the exchange were determined by arms-length negotiation between the parties. A portion of the common stock issued by the Company in the exchange was in addition to the number of shares that were calculable under the exchange provisions of the Series 1 preferred stock designation of rights in the Company’s articles of incorporation. This portion was accounted for by the Company in 2010 as an in-kind dividend, the fair value of which is $570,000. The Series 1 shares received by the Company in the exchange constitute authorized but unissued shares of preferred stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “propose,” “continue,” “assume” or other similar expressions, or the negatives of those expressions. All statements contained in this Form 10-Q regarding our corporate objectives and strategies, future operations, potential partnering and other strategic transactions, projected financial position, planned product development activities, proposed registration strategies and product indications, future regulatory approvals, proposed product commercialization, adequacy of current cash resources, projected costs, potential sources and availability of capital, ability to regain and maintain compliance with The Nasdaq Stock Market continued listing requirements, future prospects, the future of our industry, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements.

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

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on March 30, 2011 and available on the SEC’s website, www.sec.gov, including under the heading “Risk Factors” in the Form 10-K, and in this Form 10-Q, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in the section entitled “Risk Factors” in Part II of this report. Please consider our forward-looking statements in light of these risks as you read this report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Research and Development

Research and development expenses decreased 93% to approximately $0.3 million during the first quarter of 2011 from the comparable period in 2010. The significant decrease in our research and development expenses during the three months ended March 31, 2011 is primarily a result of the wind down and completion of our picoplatin trials in 2010. Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2011	2010	% Change
	($ in thousands)
Contract manufacturing	$16	$518	-97%
Clinical	217	2,714	-92%
Share-based compensation	100	1,659	-94%

Total	$333	$4,891	-93%

Contract manufacturing costs decreased 97% to approximately $16,000 in the first quarter of 2011 from the comparable period in 2010. This decrease reflects reduced and completed drug product stability testing and analyses in 2011 compared to 2010. Clinical costs decreased 92% to approximately $0.2 million in the first quarter of 2011 from the comparable period in 2010. This decrease is primarily due to the wind down and completion of our clinical trials and the impact of our corporate restructurings in 2010. Share-based compensation expense decreased 94% to approximately $0.1 million in the first quarter of 2011 from the comparable period in 2010, primarily due to expense recognized for accelerated vesting of restricted stock units, or RSUs, in connection with our February 2010 and April 2010 restructurings and to lower expense recognized for options resulting from the reduction in our headcount during 2010, offset by RSUs awarded in the first quarter of 2011 as incentives for future performance.

Recap of Development and Clinical Program Costs. Our research and development administrative overhead costs, consisting of rent, utilities, indirect personnel costs, consulting fees and other various overhead costs, are included in total research and development expense for each period, but are not allocated to our picoplatin project. We implemented a restructuring on March 31, 2009, which resulted in the discontinuation of our preclinical research operations. Our total research and development costs are summarized below:

	Three Months Ended March 31,
	2011	2010	% Change
	($ in thousands)
Picoplatin	$25	$2,379	-99%
Other unallocated costs and overhead	208	853	-76%
Share-based compensation	100	1,659	-94%

Total	$333	$4,891	-93%

Our external costs for picoplatin for the three month period ended March 31, 2011 and for the comparable period in 2010, reflect costs associated with our various picoplatin clinical studies and the manufacture and development of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decrease in 2011, reflecting reduced costs due to completion of our small cell lung, colorectal and prostate cancer trials and oral picoplatin study.

As of March 31, 2011, we have incurred external costs of approximately $77.2 million in connection with our entire picoplatin clinical program. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until we complete required clinical studies and obtain U.S. Food and Drug Administration, or FDA, and other required regulatory approvals, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

Due to the risks inherent in our business and given the stage of development of picoplatin, we are unable to estimate with any certainty the future costs we will incur in support of picoplatin. Clinical development timeliness, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast with any degree of certainty when or whether picoplatin will be subject to a collaboration or other strategic arrangement, the nature and terms of any such arrangement, and the extent to which such arrangement would impact our current operations and capital requirements.

The process of developing and obtaining FDA approval of product is costly and time consuming. Development activities and clinical trials can take years to complete, and failure can occur at any time during the development and clinical trial process. In addition, the results from earlier trials may not be predictive of results of subsequent and larger clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy, despite having progressed successfully through initial clinical testing. Although we seek to mitigate these risks, the successful development of picoplatin is highly uncertain. Further, even if picoplatin is approved for sale, it may not be successfully commercialized and, therefore, future revenues may not materialize.

If we fail to complete the development of picoplatin in a timely manner, our operations, financial position and liquidity could be severely impaired. We are not conducting any significant picoplatin development activities while we explore our strategic alternatives and we cannot predict the period in which material cash inflows from our picoplatin program will commence, if ever.

A further discussion of the risk and uncertainties associated with completing our picoplatin development program on schedule, or at all, and the consequences of failing to do so are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of this report under the heading “Risk Factors.”

General and Administrative

	Three Months Ended March 31,
	2011	2010	% Change
	($ in thousands)
General and administrative	$1,995	$2,745	-27%
Share-based compensation	904	2,054	-56%

Total	$2,899	$4,799	-40%

Total general and administrative expenses costs decreased 40% to approximately $2.9 million in the first quarter of 2011 from the comparable period in 2010. Excluding share-based compensation expense, general and administrative expenses decreased 27% to approximately $2.0 million in the first quarter of 2011 from the comparable period in 2010, primarily due to decreased personnel costs in 2011. Share-based compensation expense decreased 56% to approximately $0.9 million in the first quarter of 2011 from the comparable period in 2010, primarily as a result of the higher expense recognized in the first quarter of 2010 for accelerated vesting of RSUs in connection with our February 2010 and April 2010 restructurings and for accelerated vesting of stock options held by certain officers based on overall achievement of 2009 corporate goals, offset by RSUs awarded in the first quarter of 2011 as incentives for future performance.

Other Operating Expense

	Three Months Ended March 31,
	2011	2010	% Change
	($ in thousands)
Restructuring	$0	$1,626	-100%

2010 Restructurings. In February 2010, we restructured our operations to conserve resources and support our registration and partnering strategies, followed by another reduction in workforce headcount in April 2010. Through these two restructuring steps, our headcount was reduced from 50 to 12 employees. In connection with these two restructurings, in the first quarter of 2010 we recorded charges of approximately $1.1 million and $0.5 million, respectively, consisting of one-time employee termination benefits. As a consequence of the February restructuring, approximately 130,000 RSUs held by the terminated employees became fully vested in accordance with the terms of the underlying RSU agreements and converted to common stock on a one-for-one basis in February 2010. We recognized approximately $0.2 million in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs resulting from this restructuring. As a consequence of the April restructuring, approximately 965,000 RSUs held by the terminated employees became fully vested in accordance with the terms of the underlying RSU agreements and converted to common stock on a one-for-one basis in the second quarter of 2010. We recognized approximately $1.0 million in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs resulting from this restructuring.

Other Income and Expense

	Three Months Ended March 31,
	2011	2010	% Change
	($ in thousands)
Interest expense	$(24)	$(634)	-96%
Interest income and other, net	10	61	-84%

	$(14)	$(573)	-98%

Interest expense decreased 96% for the three months ended March 31, 2011 to $24,000 from the comparable period in 2010. The decrease in interest expense was primarily due to the payoff of our secured loan facility in December 2010. Interest income and other, net decreased 84% to $10,000 during the first quarter of 2011 from the comparable period in 2010. The decrease was primarily due to decreased balances in and lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
	($ in thousands)
Cash, cash equivalents and investment securities	$5,472	$4,330
Working capital	4,825	3,601
Shareholders’ equity	9,339	8,453

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Cash provided by (used in):
Operating activities	$(2,021)	$(8,344)
Investing activities	3,025	1,571
Financing activities	3,184	3,408

We have historically experienced recurring operating losses and negative cash flows from operations. Cash and cash equivalents, net of restricted cash of approximately $0.2 million, totaled $5.5 million at March 31, 2011. As of March 31, 2011, we had working capital of $4.8 million, an accumulated deficit of $442.2 million and total shareholders’ equity of $9.3 million. We have historically maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings under debt instruments, technology licensing, and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the three months ended March 31, 2011 totaled approximately $2.0 million.

Capital Resources

Equity Financings. On December 20, 2010, we entered into an equity line of credit facility with Small Cap Biotech Value, Ltd., or Small Cap Biotech, pursuant to which Small Cap Biotech committed to purchase from us up to $10.0 million worth of shares of our registered common stock, subject to a maximum aggregate limit of 9.4 million common shares. The facility provided that we could, from time to time, at our sole discretion, present Small Cap Biotech with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each day during the draw down period on which shares were purchased, less a discount ranging between 6% and 7%. On February 9, 2011, we completed a draw down and sale to Small Cap Biotech of approximately 4.9 million shares of our common stock, at a price of approximately $0.39 per share, for net proceeds of approximately $1.7 million. On February 25, 2011, we completed a second draw down and sale to Small Cap Biotech of approximately 4.5 million common shares, at a price of approximately $0.34 per share, for net proceeds of approximately $1.5 million. With the closing of the second draw down, we had sold all of the 9.4 million common shares available for issuance under the equity line, and the facility, by its terms, automatically terminated on that date. We are using the net proceeds of these draw downs for working capital and other general corporate purposes. See Note 6 to the Notes to the condensed consolidated financial statements for additional information.

On February 23, 2010, we entered into an equity line of credit facility with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court. On March 15, 2010, we completed a draw down and sale to Commerce Court of approximately 4.2 million shares of our common stock, at a price of approximately $1.49 per share, for net proceeds of approximately $6.1 million. We are using the proceeds of this draw down to fund our efforts to develop registration strategies and explore partnering and other strategic relationships to support the continued development of picoplatin in small cell lung, colorectal, prostate and ovarian cancers. We and Commerce Court, by mutual agreement, terminated this facility immediately prior to our entry into the equity line with Small Cap Biotech on December 20, 2010

Secured Loan Facility. In September 2008, we borrowed approximately $20.0 million of additional net cash proceeds under an amended and restated loan facility with GE Business Financial Services, Inc. and Silicon Valley Bank for an aggregate total principal amount of $27.6 million. The advances under the loan facility were repayable over 42 months, commencing on October 1, 2008. Interest on the advances was fixed at 7.8% per annum. Final loan payments in the amounts of $1.1 million and $0.9 million were due upon maturity or earlier repayment of the loan advances. All final payment amounts were accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. The loan facility was secured by a first lien on all of our non-intellectual property assets.

On December 20, 2010, we voluntarily prepaid the $12.4 million aggregate principal, interest and fees due under the loan facility. The payoff amount reflects approximately $9.9 million of aggregate outstanding principal and accrued but unpaid interest as of December 20, 2010, approximately $0.5 million remaining interest due to be paid in the future, and a final payment of approximately $2.0 million. We recorded a loss on extinguishment of debt of approximately $1.2 million in the fourth quarter of 2010 in connection with the prepayment of the loan facility. The prepayment discharged our material liabilities and obligations under the loan facility, and the loan facility, including the security interests of the lenders, terminated on the prepayment date.

Operating Agreements. We entered into clinical supply agreements with W. C. Heraeus GmbH, or Heraeus, and Baxter Oncology GmbH, or Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. The API clinical supply agreement with Heraeus continues in effect until terminated by mutual agreement of the parties or by either party in accordance with its terms. Manufacturing services under the Heraeus clinical supply agreement are provided on a purchase order, fixed-fee basis. Our finished drug product clinical supply agreement with Baxter had an initial term ending December 31, 2009, with two one-year renewal options. In December 2009, we exercised our first renewal option, extending the term to December 31, 2010. We did not exercise our second renewal option, and the agreement terminated on December 31, 2010. The total aggregate cost during the three months ended March 31, 2011 attributable to follow-on activities for clinical supplies of picoplatin API and finished drug product produced in prior periods was approximately $10,000. We did not have any purchase commitments under these agreements and did not incur any penalty or other costs as a result of our election not to renew the Baxter agreement.

We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. We are required to repay Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long-term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at March 31, 2011, was approximately $1.6 million, including accreted interest of approximately $111,000. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009, and, therefore, recognized an impairment charge of $1.5 million in 2009. We do not have any purchase commitments under these agreements.

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

During the three months ended March 31, 2011, total rent (also equal to total aggregate minimum lease payments) was $38,000 under the operating leases for our San Francisco and Seattle facilities. As discussed above, on September 1, 2010, we sublet all of our former executive office space in South San Francisco to Veracyte. On September 15, 2010, we relocated our executive offices to 750 Battery Street, Suite 330, San Francisco, where we occupy approximately 1,500 square feet of office space under a one-year cost sharing agreement with VIA Pharmaceuticals, Inc., cancelable upon 30 days prior notice. Monthly costs and shared expenses payable by us under this arrangement are approximately $5,200. In November 2010, we relocated our Seattle office to approximately 3,800 square feet of leased space located at 300 Elliott Avenue West, Suite 530. Under the Seattle lease agreement, we pay base rent and shared costs of approximately $7,300 per month. The Seattle lease has a one-year term that is cancelable upon 30 days prior notice and may be renewed for an additional term of three years. We and the landlord mutually agreed to terminate our prior Seattle office lease, without penalty, effective November 24, 2010.

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

Additional Capital Requirements. We will require substantial additional capital to support our future operations and the continued development of picoplatin. We may not be able to obtain required additional capital and/or enter into strategic transactions on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets in general, and in the life science capital markets specifically, may affect our potential financing sources and opportunities for strategic transactions. Uncertainty about current global conditions and the current financial uncertainties affecting capital and credit markets may make it particularly difficult for us to obtain capital market financing or credit on favorable terms, if at all, or to attract potential partners or enter into other strategic relationships. In addition, we have no assurance that any strategic transaction or financing would, once identified, be approved by our shareholders, if approval is required. We anticipate that any such transaction would be time-consuming and may require us to incur significant additional costs, even if not completed. Further, we may be required to raise additional capital as a condition to closing any proposed transaction. Our current financial condition may make securing additional capital extremely difficult. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We are seeking to address our liquidity needs by exploring strategic alternatives potentially available to us, including a merger with or acquisition by another company, the sale or licensing of our assets, a partnership, or recapitalization of our company. In addition, we are continuously evaluating measures to reduce our costs and preserve additional capital. If we are unable to secure additional capital to fund working capital and capital expenditure requirements and/or complete a strategic transaction in a timely manner, we may be forced to explore liquidation alternatives, including seeking protection from creditors through the application of bankruptcy laws.

We believe that our current cash and cash equivalents will be adequate to fund operations into the fourth quarter of 2011. Our 2011 operating budget, however, reflects use of available cash only to fund our current operations and does not include additional costs associated with the implementation of a strategic transaction or, if we are unable to complete a strategic transaction, the costs of a liquidation and winding up of the company. These costs may be substantial and would include severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or financial advisory fees. We can provide no assurance that we will have sufficient cash to cover these additional costs.

The amount of additional capital we will require in the future will depend on a number of factors, including:

•	our success in implementing a strategic transaction and the costs, terms and timing of any such transaction;

•	the extent of our success in optimizing the value of our current picoplatin program and other assets;

•	if a strategic transaction is not implemented, the costs associated with the dissolution and winding up of the company;

•	the cost, timing and outcomes of any future picoplatin clinical studies and regulatory approvals;

•	the size, complexity and cost of any continuing operations of the company;

•	the availability and cost of picoplatin API and finished drug product;

•	the timing and amount of any milestone or other payments we may receive from or be obligated to pay to potential collaborators and other third parties;

•	our degree of success in commercializing picoplatin;

•	the emergence of competing technologies and products, and other adverse market developments;

•	the acquisition or in-licensing of other products or intellectual property; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accountants issued in connection with our Annual Report on Form 10-K for the year ended December 31, 2010 contains a statement expressing substantial doubt regarding our ability to continue as a going concern.

On July 20, 2010, we received a letter from The Nasdaq Stock Market, or Nasdaq, stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were not in compliance with the minimum bid price requirement for listing on The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until January 18, 2011, to regain compliance. We transferred the listing of our common stock to The Nasdaq Capital Market on December 17, 2010, at which time we were afforded the remainder of the initial compliance period. On January 19, 2011, we received a letter from Nasdaq notifying us that we have been granted an additional 180 calendar day period, or until July 18, 2011, to regain compliance with the minimum bid price requirement. The additional time period was granted based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the additional time period. Nasdaq may, in its discretion, require our common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not demonstrate compliance by July 18, 2011, we will receive written notification from the Nasdaq Listing Qualifications Staff that our common stock will be delisted. At that time, we would have the right to appeal the determination to a Nasdaq Hearings Panel and provide a plan to regain compliance.

We have presented to our shareholders, for approval at our 2011 annual meeting of shareholders to be held on June 9, 2011, a proposal to authorize the board of directors to implement a reverse stock split of our outstanding common stock at an exchange ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the board in its discretion. If approved by our shareholders, we believe that a reverse stock split may facilitate our efforts to regain compliance with the Nasdaq minimum bid price requirement, although we cannot provide any assurance that this will be the case or that any such price increase can be sustained. See “Item 1A, Risk Factors,” in Part II of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market rate risks at March 31, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and its Interim Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I, “Item 1A, Risk Factors,” in our Form 10-K. Other than the updated risk factors set forth below, there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

If we are unable to implement a reverse stock split prior to July 18, 2011, we may be unable to regain compliance with the Nasdaq $1.00 minimum bid price requirement and our common stock may be delisted from The Nasdaq Capital Market. If our stock is no longer listed on The Nasdaq Capital Market, the liquidity and market price of our securities could be impaired.

As described in the section entitled “Additional Capital Requirements” beginning on page 23 of this report, Nasdaq has provided us until July 18, 2011 to regain compliance with the $1.00 minimum bid price requirement for continued listing of our common stock on The Nasdaq Capital Market. As a mean to potentially facilitate our efforts to achieve compliance with the minimum bid price requirement, we have presented to our shareholders, for approval at our 2011 annual meeting of shareholders to be held on June 9, 2011, a proposal to authorize the board of directors to implement a reverse stock split of our outstanding common stock at an exchange ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the board in its discretion. If the reverse stock split proposal is approved by the shareholders, the board intends to select a reverse stock split ratio that it believes would enable us to maintain our common stock listing on The Nasdaq Capital Market at a market price that provides reasonable assurance of such continued listing and sufficient latitude to address strategic alternatives, including the merger of a company not currently listed on Nasdaq into Poniard. In such case, if the merger results in a “change of control” of Poniard within the meaning of applicable Nasdaq listing rules, a minimum closing bid price of at least $4.00 per share would be required to list our post-merger common stock on The Nasdaq Capital Market. Accordingly, if the reverse stock split is approved by our shareholders, the board plans to select a reverse stock split ratio that it believes would allow us to achieve and maintain a minimum $4.00 per share closing bid price.

Under Washington law, the reverse stock split proposal cannot be effected unless it is approved by a majority of our outstanding common shares. If shareholder approval is not received, our board would not have the authority to implement a reverse stock split. In such case, we may be unable to cure the minimum bid price deficiency in a timely manner, which would result in the delisting of our common stock from The Nasdaq Capital Market. If our common stock was to be delisted from The Nasdaq Capital Market, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board or interdealer quotation system, such as the OTC Bulletin Board and the OTC Market Group’s OTC Link. Such change could have a material adverse effect on the liquidity and market price of our common stock because these alternatives generally are considered less efficient markets. As a result, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. The impairment of liquidity of our common stock could limit our potential to raise future capital through the sale of our common stock and our ability to enter into strategic transactions, which could materially harm our ability to continue as a going concern.

If implemented, a reverse stock split may not increase our stock price, and there is no assurance that we will be able to achieve and maintain compliance with The Nasdaq Capital Market listing requirements.

We expect that a reverse stock split of our common stock would increase the market price of our common stock so that we are able to achieve and maintain compliance with the Nasdaq minimum bid price listing standard. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and there can be no assurance that the market price per post-split share will meet or remain in excess of the $1.00 minimum bid price for a sustained period of time.

There are numerous risks and uncertainties that could affect the value of our common stock after a reverse stock split. In addition to risks and uncertainties related directly to our company, including our cash position, the results of our current review of strategic alternatives, our ability to execute a strategic transaction on favorable terms (if at all), the status of our drug development program, the results of our clinical trials, our financial condition and results of operations, and our ability to retain key personnel, the market price of our common stock may be affected by conditions in the capital markets and the general economic environment. If the market price of our common stock declines after a reverse stock split, our total market capitalization (the aggregate value of all of our outstanding common shares at the then existing market price) after the reverse stock split may be lower than before the reverse stock split. In such case, we may be unable to fund our activities, resulting in reductions in our stockholders’ equity. In addition to minimum bid price, there are other requirements for continued listing on The Nasdaq Capital Market, including the requirement that we maintain stockholders’ equity of at least $2.5 million. If we are unable to comply with the stockholders’ equity requirement, we may be delisted from The Nasdaq Capital Market, even if the post-split market price of our common stock meets or remains in excess of the minimum bid price requirement.

If implemented, the proposed reverse stock split would increase the authorized and unissued shares of our common stock, and the future issuance of such shares may have a dilutive effect on shareholders.

The reverse stock split proposal presented for approval of our shareholders would not impact the number of our authorized shares of common stock. As a result, the proportion of common shares owned by our shareholders relative to the number of common share authorized for issuance would decrease, and the additional authorized shares would be available for issuance at such time and for such purposes as the board deems advisable without further action by the shareholders, except as required by applicable laws and regulations. We currently do not have any agreement or commitment to issue the any of the authorized but unissued shares that would be available as a result of the proposed reverse stock split. However, the future issuance of a substantial number of additional shares would have a dilutive effect on existing shareholders and may adversely affect the market price of our common stock.

If effected, a reverse stock split may decrease the liquidity of our stock.

Because the reverse stock split would reduce the number of shares of common stock available in the public market, the trading market for and/or the overall valuation of our common stock may be harmed, particularly if the stock price does not increase as a result of the reverse stock split. This could result in increased volatility and adversely affect our liquidity. Moreover, there is no assurance that a reverse stock split will generate any increased interest in our common stock by institutional investors, investment funds, advisors or broker-dealers or that the per share market price of our common stock will satisfy the trading guidelines of such investors.

Item 6. Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)

Date: May 13, 2011	By:	/s/ MICHAEL K. JACKSON
Michael K. Jackson
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(A	)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	(A	)

32.1	Section 1350 Certification of Chief Executive Officer	(A	)

32.2	Section 1350 Certification of Interim Chief Financial Officer	(A	)

(A)	Filed herewith.