Form 10-Q
period 2011-06-30
PONIARD PHARMACEUTICALS, INC.
filed 2011-08-12
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 5, 2011, 59,944,271 shares of the registrant’s common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,692	$1,284
Cash - restricted	158	158
Investment securities	0	3,046
Prepaid expenses and other current assets	344	729

Total current assets	4,194	5,217
Facilities and equipment, net of depreciation of $778 and $745 at June 30, 2011 and December 31, 2010, respectively	25	49
Licensed products, net of amortization of $6,230 and $5,623 at June 30, 2011 and December 31, 2010, respectively	5,770	6,377

Total assets	$9,989	$11,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,161	$392
Accrued liabilities	926	1,224

Total current liabilities	2,087	1,616
Long-term liabilities:
Capital lease obligations, noncurrent portion	1,618	1,574

Total long-term liabilities	1,618	1,574
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized: Convertible preferred stock, Series 1, 78,768 shares issued and outstanding as of June 30, 2011 and December 31, 2010 (entitled in liquidation to $1,985)	2	2
Common stock, $0.02 par value, 200,000,000 shares authorized: 59,859,271 and 48,547,896 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,197	971
Additional paid-in capital	451,228	446,415
Other comprehensive income	0	8
Accumulated deficit	(446,143)	(438,943)

Total shareholders’ equity	6,284	8,453

Total liabilities and shareholders’ equity	$9,989	$11,643

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating expenses:
Research and development	$442	$2,088	$775	$6,979
General and administrative	3,396	3,888	6,295	8,687
Restructuring	0	0	0	1,626

Total operating expenses	3,838	5,976	7,070	17,292

Loss from operations	(3,838)	(5,976)	(7,070)	(17,292)
Other (expense) income:
Interest expense	(23)	(594)	(47)	(1,228)
Interest income and other, net	3	24	13	85

Total other (expense) income, net	(20)	(570)	(34)	(1,143)

Net loss	(3,858)	(6,546)	(7,104)	(18,435)
Preferred stock dividends	(48)	(48)	(96)	(70)
Preferred stock dividends, in-kind	0	0	0	(570)

Net loss applicable to common shareholders	$(3,906)	$(6,594)	$(7,200)	$(19,075)

Net loss per share applicable to common shareholders - basic and diluted	$(0.07)	$(0.14)	$(0.13)	$(0.42)

Weighted average common shares outstanding - basic and diluted	59,548	47,525	54,304	45,401

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,104)	$(18,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	640	662
Amortization of discount on note payable	0	577
Gain realized on sale of investment securities	(8)	0
Accretion of premium on investment securities	14	286
Loss on disposal of facilities and equipment	0	65
Restructuring	0	670
Interest accrued on capital lease obligation	44	44
Share-based compensation issued for services	(12)	373
Share-based employee compensation	1,867	5,429
Change in operating assets and liabilities:
Prepaid expenses and other assets	385	109
Accounts payable	769	(306)
Accrued liabilities	(298)	(4,833)

Net cash used in operating activities	(3,703)	(15,359)

Cash flows from investing activities:
Proceeds from maturities of investment securities	3,032	15,439
Purchases of investment securities	0	(7,322)
Facilities and equipment purchases	(9)	0
Proceeds from disposals of equipment and facilities	0	42

Net cash provided by investing activities	3,023	8,159

Cash flows from financing activities:
Repayment of principal on note payable	0	(4,618)
Repayment of capital lease obligation	0	(38)
Decrease in restricted cash	0	123
Net proceeds from issuance of common stock	3,184	6,092
Payment of preferred dividends	(96)	(96)

Net cash provided by financing activities	3,088	1,463

Net increase (decrease) in cash and cash equivalents	2,408	(5,737)
Cash and cash equivalents:
Beginning of period	1,284	15,938

End of period	$3,692	$10,201

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividends	$96	$70
Preferred stock dividends, in-kind	0	570
Supplemental disclosure of cash paid during the period for:
Interest	$0	$635

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

The accompanying condensed consolidated financial statements include the accounts of Poniard Pharmaceuticals, Inc. (“Poniard”) and its wholly-owned subsidiaries, NeoRx Manufacturing Group, Inc. and FV Acquisition Corp. (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

The results of operations for the periods ended June 30, 2011, are not necessarily indicative of the expected operating results for the full year.

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

Merger Agreement with Allozyne, Inc.

On June 22, 2011, Poniard, FV Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Poniard (“Merger Sub”), and Allozyne, Inc., a private Delaware corporation (“Allozyne”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Under the terms of the Merger Agreement, which was approved by the boards of directors of Poniard and Allozyne, Merger Sub will merge with and into Allozyne, with Allozyne becoming a wholly-owned subsidiary of Poniard and the surviving corporation of the merger. The merger is expected to create a NASDAQ-listed biotechnology company focused on the development and commercialization of therapeutics in the area of autoimmune and inflammatory disease and cancer. The combined company expects to seek a partnership for the continued development of picoplatin. The resulting company will be named Allozyne, Inc. and will be headquartered in Seattle, Washington.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

If the merger is consummated, at the effective time of the merger, the outstanding shares of Allozyne common and preferred stock will be converted into the right to receive the number of shares of Company common stock representing approximately 65% of the shares of outstanding common stock of the combined company, after giving effect to the issuance of shares pursuant to Allozyne’s and the Company’s outstanding options, warrants and other securities convertible into capital stock. Each share of Allozyne common stock and Allozyne preferred stock is expected to convert into the right to receive that number of shares of Company common stock equal to approximately 0.1007, which is also known as the exchange ratio, after giving effect to the 1-for-25 reverse stock split of Company common stock to be implemented subject to approval by the Company’s shareholders and prior to the consummation of the merger. The actual number of shares of Company common stock to be issued in respect of each share of Allozyne common stock or preferred stock, or the actual exchange ratio, will be adjusted to reflect the Company’s and Allozyne’s net cash or net debt and certain permitted financings completed prior to the closing of the merger, divided by the number of shares of Allozyne common stock and Allozyne preferred stock outstanding and deemed outstanding pursuant to the formula set forth in the Merger Agreement.

Consummation of the merger is subject to certain closing conditions, including, among other things, approval by the shareholders of the Company and Allozyne and approval for listing of the common shares of the combined company on The Nasdaq Capital Market. As a condition to the parties entering into the Merger Agreement, certain of Allozyne’s stockholders who in the aggregate beneficially own approximately 65% of the outstanding shares of Allozyne capital stock, and certain of the Company’s shareholders who in the aggregate beneficially own approximately 21% of the outstanding shares of Company common stock, entered into shareholder agreements, whereby they have agreed to vote in favor of the transactions contemplated by the Merger Agreement and against any competing acquisition proposal, subject to the terms of the shareholder agreements. In addition, subject to certain limited exceptions, such Allozyne and Company shareholders also have agreed not to sell or transfer their shares of Allozyne capital stock or Company common stock, including shares of Company common stock received in the merger or issuable upon exercise of Company options or warrants, until the earlier of the termination of the Merger Agreement or six months after the effective time of the merger.

The Merger Agreement contains certain termination rights for both the Company and Allozyne, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,000,000.

In addition, in connection with the merger, the employment of all of the Company’s current executive officers will be terminated prior to the consummation of the merger. The executive officers of Allozyne will assume their respective positions in the combined company following the closing of the merger. The combined company’s board of directors is expected to consist of a total of seven members, four of whom are currently directors of Allozyne, two of whom are currently directors of the Company (Ronald A. Martell and Fred B. Craves, Ph.D.), and one director to be appointed by a majority of the members of the board of directors of the combined company.

On July 25, 2011, the Company filed its Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the proposed merger.

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Liquidity and Financial Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of June 30, 2011, the Company had working capital of $2,107,000, an accumulated deficit of $446,143,000 and total shareholders’ equity of $6,284,000. The Company’s total cash and cash equivalent balances, excluding restricted cash of $158,000, was $3,692,000 at June 30, 2011. The Company has financed its operations to date primarily through the sale of equity securities, borrowings under debt instruments, and through technology licensing and collaborative agreements. The Company invests excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the six months ended June 30, 2011 totaled $3,703,000.

Concurrent with execution of the Merger Agreement discussed above, Bay City Capital LLC (“BCC”), a related party, executed a binding commitment to loan the Company $2,400,000, on a nonrecourse basis, prior to the closing of the merger. Two Company directors, Fred B. Craves, Ph.D. and Carl S. Goldfischer M.D., are managing directors and managers of BCC and its affiliates. Michael S. Perry, D.V.M., Ph.D., the Company’s President and Chief Medical Officer, is a venture partner of BCC. The Company’s receipt of the loan funds is a condition to Allozyne’s obligation to effect the merger. The Company intends to use the loan proceeds to satisfy the employee severance, change of control and other related employee obligations arising in connection with the merger with Allozyne, which are expected to total approximately $2,400,000. The Company paid BCC a commitment fee of $50,000 in connection with BCC’s delivery of its binding commitment on June 22, 2011. The commitment fee is recorded as an issuance cost and will be amortized over the term of the loan. See Note 5 below for further details about the BCC loan.

In February 2011, the Company sold an aggregate of 9,444,116 shares of its common stock to Small Cap Biotech Value, Ltd. (“Small Cap Biotech”), pursuant to two draw downs under an equity line of credit facility dated December 20, 2010, described further in Note 6 below. Net proceeds of approximately $3,184,000 were received after deducting offering costs of approximately $274,000.

During the first half of 2010, the Company implemented two restructurings that reduced its workforce from 50 employees to 12 employees. On March 24, 2010, the Company announced that it was suspending its effort to seek regulatory approval for picoplatin in small cell lung cancer. The Company made this decision following a detailed analysis of primary and updated data from its Phase 3 trial and evaluation of the New Drug Application (“NDA”) process with the U.S. Food and Drug Administration (“FDA”). The Company subsequently has focused its efforts on developing registration strategies for advancing picoplatin into pivotal clinical trials in colorectal, prostate, ovarian and small cell lung cancers and exploring partnering and other transactions to enable execution of these strategies. In March 2010, the Company engaged the investment banking firm of Leerink Swann LLC to conduct a comprehensive review of strategic alternatives aimed at supporting and optimizing the value of its picoplatin program to its shareholders. The Company has completed internal preparation of potential registration strategies and is conducting stability studies of its picoplatin supplies and maintaining active investigational new drug applications (“INDs”) in the U.S. and IND equivalents in China and in Europe to preserve its picoplatin clinical program. However, the Company is not conducting significant picoplatin development activities while it explores potential picoplatin partnering opportunities and works to complete the proposed merger with Allozyne.

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company believes that its current cash resources and cash equivalents will be adequate to continue operations at substantially their current level through the third quarter of 2011. The Company’s operating budget, however, does not include additional costs associated with the proposed merger with Allozyne or, if the Company is unable to complete the proposed merger, the costs of a liquidation and winding up the Company. These costs may be substantial and include costs incurred in connection with the proposed merger, estimated to total approximately $1,550,000, in addition to severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or advisory fees. The Company can provide no assurance that it will have sufficient cash to cover these additional costs.

If the merger with Allozyne is not completed, the Company’s board of directors will be required to explore alternatives for the Company’s business and assets. These alternatives might include raising capital, seeking to merge or combine with another company, seeking dissolution and liquidation, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with the Company or would agree to a price and other terms that the Company would deem adequate or that its shareholders would approve any such transaction. Although the Company may try to pursue an alternative transaction and would seek to continue its current efforts to enter into a partnership or other strategic collaboration to support the continued development of picoplatin, the Company likely will have very limited cash resources and, unless it raises additional capital, likely will be forced to file for federal bankruptcy protection.

Nasdaq Common Stock Listing

On July 20, 2010, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) stating that the minimum bid price of its common stock has been below $1.00 per share for 30 consecutive business days and that the Company was not in compliance with the minimum bid price requirements of The Nasdaq Global Market. The Company was provided 180 calendar days, or until January 18, 2011 (the “initial compliance period”), to regain compliance. The Company transferred the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market on December 17, 2010, at which time it was afforded the remainder of the initial compliance period. On January 19, 2011, the Company received a letter from the Staff notifying it that it had been granted an additional 180 calendar day period (the “additional compliance period”), to regain compliance with the minimum bid price requirement. The additional time period was granted based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the Company’s closing bid price of its common stock must meet or exceed $1.00 per share for at least ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that it has demonstrated an ability to maintain long-term compliance.

On June 9, 2011, after election of directors and ratification of auditors, the Company adjourned its 2011 annual meeting of shareholders to July 8, 2011 and further adjourned to July 22, 2011, to solicit additional proxies to vote in favor of a proposal to authorize the board of directors to, on or before August 1, 2011, implement a reverse stock split of the Company’s outstanding common stock at a ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the Company board in its discretion. The purpose of the reverse stock split proposal was to facilitate Company’s efforts to regain compliance with The Nasdaq Capital Market minimum bid price requirement. The Company adjourned its reconvened annual meeting of shareholders on July 22, 2011, with an insufficient number of votes to approve the reverse stock split proposal. Although 91.6% of the shareholders who voted at the annual meeting voted in favor of the reverse stock split proposal, those shareholders held only 49.2% of the Company’s common stock outstanding and entitled to vote. A majority (50% of the shares outstanding, plus one share) of the

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company’s common stock outstanding and entitled to vote was required to approve the reverse stock split proposal. On July 19, 2011, the Company received a letter from the Staff advising that the Company has not regained compliance with the $1.00 per share minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) and, unless the Company requests an appeal of this determination, the Company’s common stock would be delisted from The Nasdaq Capital Market. On July 26, 2011, the Company submitted a request for an oral hearing before the Nasdaq Hearings Panel (the “Panel”), which request will stay the delisting of the Company’s common stock pending the Panel’s decision. The oral hearing before the Panel is scheduled to be held on August 25, 2011. At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum bid price requirement by undertaking a reverse stock split of its outstanding common stock, at a minimum exchange ratio of 1-for-25, in connection with the proposed merger with Allozyne and will request that the Panel exercise its discretionary authority to grant the Company an additional period of time until December 31, 2011 to complete such plan. The Company will seek shareholder approval of the proposed reverse stock split at a special meeting of Company shareholders to be held in connection with the merger. A detailed description of the reverse stock split proposal and other matters to be voted on at the special meeting will be included in a definitive proxy statement/prospectus/consent solicitation that will be mailed to Company and Allozyne shareholders. There can be no assurance that the Company’s plan of compliance will be accepted by the Panel and, if accepted, that the Panel will grant the full extension period requested. Further, the Company cannot assure that the proposed reverse stock split will be successfully implemented or that the Company will in the future continue to meet the $2,500,000 shareholders’ equity and other requirements for continued listing on The Nasdaq Capital Market.

Note 2. Fair Value Measurements

The Company categorizes assets and liabilities recorded at fair value in its condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then ranks the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (“FASB”). The three levels of the FASB fair value hierarchy are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present a summary of the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$3,011	$3,011	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$965	$965	$0	$0
Investment securities	3,046	0	3,046	0

	$4,011	$965	$3,046	$0

As of June 30, 2011 and December 31, 2010, the Company’s cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources. At June 30, 2011, the cash equivalents balance consists of $3,011,000 in money market funds (see Note 3 below for further details on investment securities). The Company did not have any investment securities as of June 30, 2011.

When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of June 30, 2011.

Note 3. Investment Securities

The Company’s investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net, in the condensed consolidated statements of operations. The Company did not have any investment securities as of June 30, 2011.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment securities consisted of the following at December 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
Type of security:
Corporate debt securities, with unrealized gains	$3,038	$8	$0	$3,046
Corporate debt securities, with unrealized losses	0	0	0	0

	$3,038	$8	$0	$3,046

Net unrealized gain			$8

Maturity:
Less than one year	$3,038			$3,046
Due in 1–2 years	0			0

	$3,038			$3,046

Note 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Clinical trials	$274	$138
Accrued expenses	429	716
Compensation	223	176
Severance	0	194

	$926	$1,224

Accrued expenses above consist of general operating expenses such as legal and accounting fees, consulting, benefits and preferred dividends.

Note 5. Notes Payable

Bay City Capital Loan Commitment

On June 22, 2011, concurrent with the Merger Agreement discussed under Note 1 above, BCC, a related party, executed a binding commitment to loan the Company $2,400,000 (“the BCC Loan”), on a nonrecourse basis, immediately prior to the closing of the merger. Two of the Company’s directors, Fred B. Craves, Ph.D. and Carl S. Goldfischer, M.D., are managing directors and managers of BCC and its affiliates. Michael S. Perry, D.V.M., Ph.D., the Company’s President and Chief Medical Officer, is a venture partner of BCC. The receipt of the loan funds is a condition to Allozyne’s obligation to effect the merger, and the BCC Loan will continue as an obligation of the combined company following closing of the merger. The Company intends to use the loan proceeds to satisfy employee severance, change of control and other related employee obligations arising in connection with the merger with Allozyne, which are expected to total approximately $2,400,000. The Company paid BCC a commitment fee of $50,000 in connection with BCC’s delivery of its binding commitment. The commitment fee is recorded as an issuance cost and will be amortized over the term of the loan.

The terms of the BCC Loan will be as set forth in a loan and security agreement and related instruments (the “Loan Documents”), agreed upon by the Company and BCC at the time of delivery of the loan commitment. Under the loan and security agreement, BCC will lend the Company $2,400,000 against the Company’s issuance of a secured non-recourse promissory note. The BCC Loan will accrue interest at the rate of 18% per annum, with the principal amount of the BCC Loan, all accrued interest and all other amounts payable under the Loan Documents due and payable in full within one year after the date of the BCC Loan. Repayment and performance of the BCC Loan will be secured by a first priority exclusive security interest in the Company’s trademarks, patents and agreements related to picoplatin (the “Collateral”).

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Upon the occurrence and continuation of any event of default under the Loan Documents, BCC will have the right, without notice or demand, to any or all of the following:

•	declare all obligations under the Loan Documents immediately due and payable;

•	take possession of the Collateral and take any action that BCC considers necessary or reasonable to protect the Collateral and/or its security interest in the Collateral; or

•	exercise all rights and remedies available to BCC under the Loan Documents or at law or equity.

In addition, BCC may during any event of default require the Company (or the combined company) to:

•	seek any consent required to transfer or assign all or part of the Collateral to BCC or its designee;

•	grant to BCC or its designee an exclusive license or sublicense to all or part of the Collateral; and

•	assign to BCC any investigational new drug application or other regulatory approval pertaining to the Collateral, to the extent assignable.

Any of the following would be deemed “event of default” under Loan Documents:

•	the failure to pay the principal amount of the BCC Loan and all accrued interest in full on the maturity date;

•	any breach of any term, covenant, condition or agreement contained in the Loan Documents;

•	the material inaccuracy of any representation or warranty made in the Loan Documents;

•	the occurrence of a change of control of the combined company without the prior written consent of BCC;

•	the failure to create a valid and perfected first priority security interest in any Collateral; and

•	any bankruptcy or insolvency proceedings of the Company (or the combined company).

The loan and security agreement provides that BCC will not enter into, and will require that any transferee or licensee of any interest in the Collateral not enter into, any agreement or arrangement with W.C. Heraeus GmbH (“Heraeus”) or its affiliates, for the supply of picoplatin active pharmaceutical ingredient (“API”), without assuming the Company’s obligation to repay the costs to Heraeus for the purchase and set-up of dedicated equipment under the picoplatin API commercial supply agreement between the Company and Heraeus. This obligation is described further below under Note 12, Commitment and Contingency.

During the time that any obligations under the Loan Documents are outstanding, the Company agrees not to take the following actions without first obtaining the written consent of BCC:

•

create, incur or allow any mortgage, lien, pledge, security interest or other encumbrance on any Collateral or permit any Collateral not to be subject to the first priority security interest granted under the Loan Documents;

•

transfer or otherwise assign, pledge, license, or encumber, or enter into any agreement (except with or in favor of BCC) that directly or indirectly prohibits or has the effect of prohibiting BCC from selling, transferring, assigning, pledging, or encumbering any of the intellectual property included in the Collateral;

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•

file a petition for bankruptcy or permit or suffer any receiver, trustee or assignee for the benefit of creditors, or any other custodian to be appointed to take possession of all or any of the Company’s assets;

•

change the Company’s state of organization, location of the Company chief executive office/chief place of business or remove its books and records from the location specified in the Loan Documents, or change the Company name, identity or structure to such an extent that any financing statement filed in connection with the Loan Documents would become ineffective or seriously misleading, except that the Company may change the Company’s name to “Allozyne, Inc.” upon closing of the merger;

•

take any action which could reasonably be expected to result in a material alteration or impairment of any of the assigned agreements included in the Collateral or of the Loan Documents which is materially adverse to the interests of BCC; and

•	deliver any notice of termination or terminate any of the assigned agreements included in the Collateral.

GE Business Financial Services, Inc. and Silicon Valley Bank Loan Agreement

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 7. Restructuring

April 2010 Restructuring

On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue a NDA for picoplatin in small cell lung cancer. This restructuring plan resulted in a reduction of the Company’s workforce from 22 employees to 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $543,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which were paid in their entirety by January 31, 2011. The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 related to the April 2010 restructuring (in thousands):

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2011
Employee termination benefits	$543	$(520)	$23	$(23)	$0

As a consequence of the restructuring, approximately 965,000 restricted stock units (“RSUs”), which were awarded in February 2010 pursuant to the Amended and Restated 2004 Incentive Compensation Plan (the “2004 Plan”), became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 below for additional information). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $524,000 and $1,486,000 in share-based compensation expense for the terminated employees for the three and six month periods ended June 30, 2010, respectively, related to the accelerated vesting of these RSUs as a result of the restructuring.

February 2010 Restructuring

On February 5, 2010, the Company implemented a restructuring plan to conserve its capital resources, resulting in a reduction in the Company’s workforce from 50 employees to 22 employees. The Company incurred restructuring charges of approximately $1,083,000, primarily consisting of one-time employee termination benefits. The following table summarizes the impact of the restructuring charges reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 related to the February 2010 restructuring (in thousands):

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

Note 8. Picoplatin License and Amendment

The Company has entered into an exclusive worldwide license, as amended, with Sanofi-Aventis (successor to Genzyme Corporation (successor to AnorMED, Inc.)) for the development and commercial sale of picoplatin. Under that license, the Company is solely responsible for the development and commercialization of picoplatin. Sanofi-Aventis retains the right, at the Company’s cost, to prosecute its patent applications and maintain

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

all licensed patents. The parties executed the license agreement in April 2004, at which time the Company paid a one-time up-front payment of $1,000,000 in common stock and $1,000,000 in cash. The original agreement excluded Japan from the licensed territory and provided for $13,000,000 in development and commercialization milestones, payable in cash or a combination of cash and common stock, and a royalty rate of up to 15% on product net sales after regulatory approval. The parties amended the license agreement on September 18, 2006, modifying several key financial terms and expanding the licensed territory to include Japan, thereby providing the Company worldwide rights. In consideration of the amendment, the Company paid Sanofi-Aventis $5,000,000 in cash on October 12, 2006 and an additional $5,000,000 in cash on March 30, 2007. The amendment eliminated all development milestone payments to Sanofi-Aventis. Sanofi-Aventis remains entitled to receive up to $5,000,000 in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin after regulatory approval. The amendment also reduced the royalty payable to Sanofi-Aventis to a maximum of 9% of annual net product sales and eliminated the sharing of sublicense revenues with Sanofi-Aventis.

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

The Company reviews its long-lived assets for possible impairment whenever significant events indicate such impairment may have occurred. In November 2009, the Company announced that its pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of patients with small cell lung cancer did not meet its primary endpoint of overall survival. The Company considered this event a trigger for testing its picoplatin intangible asset for possible impairment; however, upon analysis of the expected future undiscounted net cash flows identifiable to the picoplatin license, the Company determined that the picoplatin intangible asset was recoverable and that no impairment occurred. In connection with the Company’s current efforts to identify strategic partnering and other collaborative arrangements for picoplatin and its proposed merger with Allozyne, the Company considered it appropriate to update its analysis of the recoverability of the picoplatin intangible asset as of June 30, 2011. Based on the results of this updated analysis, the Company reaffirmed that no impairment to the picoplatin intangible asset has occurred. The Company continues to believe that the picoplatin intangible is recoverable as of June 30, 2011.

The licensed products balance consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $6,230,000 and $5,623,000 at June 30, 2011 and December 31, 2010, respectively.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Net Loss Per Common Share

Basic and diluted loss per share are based on net loss applicable to common shares, which is comprised of net loss and preferred stock dividends in all periods presented. Shares used to calculate basic loss per share are based on the weighted average number of common shares outstanding during the period. Shares used to calculate diluted loss per share are based on the potential dilution that would occur upon the exercise or conversion of securities into common stock using the treasury stock method. The calculation of diluted loss per share excludes the effect of stock options and warrants to purchase additional shares of common stock because the share increments would not be dilutive. The following table presents the weighted-average number of shares that were excluded from the number of shares used to calculate diluted net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Common stock options	5,025	5,887	5,142	5,865
Restricted stock units	3,736	2,737	3,256	2,287
Common stock warrants	1,390	5,085	2,942	5,085

In addition, 14,966 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the three and six month periods ended June 30, 2011 and 2010, respectively, because the effect of including such shares would not be dilutive.

Note 10. Share-based Compensation

A summary of the Company’s fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at June 30, 2011	4,225	$5.96	5.2	$0

The Company recorded the following amounts of share-based compensation expense, excluding expense for non-employee consultants, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expense	$91	$634	$191	$2,003
General and administrative expense	773	1,388	1,676	3,426

Total	$864	$2,022	$1,867	$5,429

There were no options granted during the three or six month periods ended June 30, 2011. The share-based compensation expense for the three and six months ended June 30, 2011 and 2010 includes a stock option granted during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock which vests over a four year period.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected term (in years)	NA	NA	NA	5.0
Risk-free interest rate	NA	NA	NA	2.22%
Expected stock price volatility	NA	NA	NA	95%
Expected dividend rate	NA	NA	NA	0%

Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company’s achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company’s board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven year vesting schedule in the first quarter of 2010. As of June 30, 2011, the cumulative accelerated vesting for options subject to the seven year vesting schedule equals 85% of the shares granted in 2006 and 65% of the shares granted in 2007.

The Company’s share-based compensation expense also includes RSUs awarded to employees and non-employee consultants. All RSUs awarded are subject to acceleration or forfeiture based upon the terms of their specific agreement. The table below summarizes RSU awards outstanding as of June 30, 2011 (RSUs in thousands):

	Restricted Stock Units (RSUs)									Weighted Average Grant Date Fair Value per RSU
Award Date	Unvested as of December 31, 2010	Awarded	Vested	Forfeited	Unvested as of March 31, 2011	Awarded	Vested	Forfeited	Unvested as of June 30, 2011
03/14/2011	0	224	0	0	224	0	(112)	0	112	$0.38	(A)
02/15/2011	0	2,430	0	0	2,430	0	0	0	2,430	0.39	(B)
06/09/2010	836	0	(32)	0	804	0	(355)	0	449	0.83
04/09/2010	550	0	0	(2)	548	0	(274)	0	274	1.14
10/06/2009	75	0	0	0	75	0	0	0	75	7.27
07/11/2009	85	0	0	0	85	0	0	0	85	6.60

Total RSUs	1,546	2,654	(32)	(2)	4,166	0	(741)	0	3,425

(A)	On March 14, 2011, the Company awarded 224,000 RSUs to an officer of the Company. The fair value of the RSU award was $0.38 per unit, or approximately $85,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vested 50% on April 9, 2011 and the remaining 50% will vest on April 9, 2012.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(B)	On February 15, 2011, the Company awarded an approximate aggregate of 1,973,000 RSUs to officers and an approximate aggregate of 457,000 RSUs to non-officer employees of the Company as an incentive for future performance. The fair value of the RSU award was $0.39 per unit, or approximately $948,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vest on February 15, 2012, the one year anniversary of the award date.

On June 22, 2011, the board of directors of the Company, upon recommendation from the Compensation Committee of the board of directors, approved a resolution to modify the terms of all awards outstanding under the 2004 Plan such that 100% of awards outstanding under the 2004 Plan would be accelerated upon consummation of the Allozyne merger or, if earlier, upon termination of employment by the Company without cause. Management reviewed the resolution in conjunction with the specific terms of all outstanding awards (options and RSUs) and determined that a modification occurred. The modification, however, did not result in a change in accounting for the outstanding awards as the modification did not result in an increase in fair value of the awards nor would the expense be accelerated for the change of control until consummation of the merger.

Additionally, on June 22, 2011, the board of directors, upon recommendation from the Compensation Committee of the board of directors, approved a resolution to award the Company’s Chief Executive Officer (“CEO”) an RSU grant under the 2004 Plan in lieu of certain cash compensation payable to him under his severance and change of control agreements in the event of a qualifying termination of employment prior to or in connection with the merger. The RSU award is to be calculated as the equivalent number of shares of Company common stock equal to (i) the amount of accrued but unpaid vacation as of the effective date of termination and the total bonus severance amount payable to the CEO under his change of control agreement, divided by (ii) $5.675 (the 5-day average closing sales price of Company common stock prior to announcement of the Merger Agreement after giving effect to the 1-for-25 reverse stock split to be implemented subject to approval by the Company’s shareholders and prior to the consummation of the merger), rounded up to the nearest whole number of shares and the RSUs would vest and be settled in shares of Company common stock upon consummation of the merger. However, there is no guarantee that the reverse stock split or merger will occur. If the merger is not consummated, the CEO will forfeit the RSU award and will receive his accrued but unpaid vacation in cash at that time but will not be eligible to receive any portion of the bonus severance amount.

No income tax benefit has been recorded for share-based compensation expense as the Company has a full valuation allowance and management has concluded that it is more likely than not that the Company’s net deferred tax assets will not be realized. As of June 30, 2011, total unrecognized costs related to employee share-based compensation is approximately $2,636,000. Unrecognized share-based compensation expense from outstanding stock options is approximately $1,005,000 and is expected to be recognized over a weighted average period of approximately 2.0 years. Unrecognized share-based compensation expense from outstanding RSUs is approximately $1,631,000 and is expected to be recognized over a weighted average period of approximately 0.7 year subject to acceleration with the occurrence of certain qualifying events.

Note 11. Comprehensive Loss

The Company’s comprehensive loss for the three and six months ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$3,858	$6,546	$7,104	$18,435
Net unrealized loss/(gain) on investment securities	0	(13)	8	(20)

Comprehensive loss	$3,858	$6,533	$7,112	$18,415

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Commitment and Contingency

Contractual Commitment

The Company entered into a picoplatin API commercial supply agreement with Heraeus in March 2008. Under this agreement Heraeus will produce the picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of December 31, 2009, Heraeus had completed construction of the dedicated equipment at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long-term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at June 30, 2011 was $1,618,000, including accreted interest of approximately $133,000. The Company does not anticipate beginning production of commercial supplies of picoplatin API, thereby utilizing the dedicated equipment, within the next 12 months and has, therefore, classified the obligation as long-term. Due to the delay in the Company’s plans for the commercialization of picoplatin, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an asset impairment charge of $1,485,000 in the consolidated statement of operations for the year ended December 31, 2009.

Contingency

On June 27, 2011, a putative class action lawsuit was filed in the Superior Court of California, San Francisco County, against Poniard, its board of directors and Allozyne. The action, titled Aronheim v. Poniard Pharmaceuticals, Inc., et al. (Case Number: CGC-11-512033) alleges in summary that, in connection with the proposed merger with Allozyne, the members of the Poniard board of directors breached their fiduciary duties by purportedly conducting an unfair sale process and agreeing to an unfair sale price, by purportedly making inadequate disclosures about the merger, and by purportedly engineering the proposed merger to provide them with improper personal benefits. The action also alleges that Poniard and Allozyne aided and abetted the Poniard board members’ purported breaches of fiduciary duty. The plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, a declaration that the Merger Agreement was entered into in breach of the Poniard board members’ fiduciary duties, rescission of the Merger Agreement, an injunction against the proposed merger, a directive that the Poniard board members exercise their fiduciary duties to obtain a transaction that is in the best interests of Poniard’s shareholders, the imposition of a constructive trust in favor of the plaintiff and the class upon any benefits improperly received by the Poniard board members as a result of their purportedly wrongful conduct and fees and costs. Poniard and its board of directors believe that the claims are without merit and intend to vigorously defend against them. As a loss is not deemed probable at this time, the Company has not recorded a liability related to this suit.

Note 13. Exchange of Preferred Stock

On February 6, 2010, the Company issued 379,956 shares of its common stock to an institutional shareholder in exchange for the shareholder’s delivery to the Company of 126,572 shares of the Company’s outstanding $2.4375 convertible exchangeable preferred stock, Series 1 (“Series 1 shares”). The shareholder approached the Company with the proposed exchange transaction and the final terms of the exchange were determined by arms-length negotiation between the parties. A portion of the common stock issued by the Company in the exchange was in addition to the number of shares that were calculable under the exchange provisions of the Series 1 preferred stock designation of rights in the Company’s articles of incorporation. This portion was accounted for by the Company in 2010 as an in-kind dividend, the fair value of which is $570,000. The Series 1 shares received by the Company in the exchange constitute authorized but unissued shares of preferred stock of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “propose,” “continue,” “assume” or other similar expressions, or the negatives of those expressions. All statements contained in this Form 10-Q regarding our corporate objectives and strategies, future operations, the proposed merger with Allozyne, Inc., potential picoplatin partnering and other strategic collaborations, projected financial position, planned product development activities, proposed registration strategies and product indications, future regulatory approvals, proposed product commercialization, adequacy of current cash resources, projected costs, potential sources and availability of capital, ability to regain and maintain compliance with The Nasdaq Stock Market listing requirements, future prospects, the future of our industry, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements.

You should not place undue reliance on our forward-looking statements because these statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report or, in the case of forward-looking statements incorporated herein by reference, the date of the filing that includes the statement. Over time, our actual results, performance or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Factors that could contribute to such differences include, but are not limited to, our limited cash resources, our significant corporate expenses and limited or no revenue to offset those expenses, the failure of Poniard or Allozyne to meet any of the conditions to closing the merger, the failure to realize anticipated benefits of the merger, the availability of appropriate strategic opportunities, litigation and the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on March 30, 2011 and available on the SEC’s website, www.sec.gov, including under the heading “Risk Factors” in the Form 10-K, and in this Form 10-Q, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in the section entitled “Risk Factors” in Part II of this report. Please consider our forward-looking statements in light of these risks as you read this report and our other SEC filings.

Except as required by law, we undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Recent Events

On June 22, 2011, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Allozyne, Inc., a private Delaware corporation, or Allozyne. Under the terms of the Merger Agreement, which was approved by our board of directors and the board of directors of Allozyne, FV Acquisition Corp., our wholly owned subsidiary, will merge with and into Allozyne, with Allozyne surviving the merger and becoming a wholly-owned subsidiary of Poniard. The merger is expected to create a NASDAQ-listed biotechnology company focused on the development and commercialization of therapeutics in the area of autoimmune and inflammatory disease and cancer. The combined company expects to seek a partnership for the continued development of picoplatin. The resulting company will be named Allozyne, Inc. and will be headquartered in Seattle, Washington.

If the merger is consummated, at the effective time of the merger, the outstanding shares of Allozyne common and preferred stock will be converted into the right to receive the number of shares of our common stock representing approximately 65% of the shares of outstanding common stock of the combined company, after giving effect to the issuance of shares pursuant to Allozyne’s and our outstanding options, warrants and other securities convertible into capital stock. Each share of Allozyne common stock and Allozyne preferred stock is expected to convert into the right to receive that number of shares of our common stock equal to approximately 0.1007, after giving effect to the 1-for-25 reverse stock split of our common stock to be implemented subject to approval by our shareholders and prior to the consummation of the merger. The actual number of shares of our common shares to be issued in respect of each share of Allozyne common stock or preferred stock will be adjusted to reflect our and Allozyne’s net cash or net debt and certain permitted financings completed prior to the closing of the merger, divided by the number of shares of Allozyne common stock and Allozyne preferred stock outstanding and deemed outstanding pursuant to the formula set forth in the Merger Agreement.

Consummation of the merger is subject to certain closing conditions, including, among other things, approval by our shareholders and the stockholders of Allozyne and approval for listing of the common shares of the combined company on The Nasdaq Capital Market. As a condition to the parties entering into the Merger Agreement, certain of Allozyne’s stockholders who in the aggregate beneficially own approximately 65% of the outstanding shares of Allozyne capital stock, and certain of our shareholders who in the aggregate beneficially own approximately 21% of the our outstanding common shares, entered into shareholder agreements, whereby they have agreed to vote in favor of the transactions contemplated by the Merger Agreement and against any competing acquisition proposal, subject to the terms of the shareholder agreements. In addition, subject to certain limited exceptions, such shareholders also have agreed not to sell or transfer their shares of Allozyne capital stock or our common stock, including shares of our common stock received in the merger or issuable upon exercise of our options or warrants, until the earlier of the termination of the Merger Agreement or six months after the effective time of the merger.

The Merger Agreement contains certain termination rights for both us and Allozyne, and further provides that, upon termination of the Merger Agreement under specified circumstances, either we or Allozyne may be required to pay the other party a termination fee of $1.0 million.

In addition, in connection with the merger, the employment of all of our current executive officers will be terminated prior to consummation of the merger. The executive officers of Allozyne will assume their respective positions in the combined company following the closing of the merger. The combined company’s board of directors is expected to consist of a total of seven members, four of whom are currently directors of Allozyne, two of whom are currently directors of Poniard (Ronald A. Martell and Fred B. Craves, Ph.D.), and one director to be appointed by a majority of the members of the board of directors of the combined company.

Important Additional Information to be Filed with the SEC

On July 25, 2011, we filed a Registration Statement on Form S-4, which includes a preliminary proxy statement/prospectus/consent solicitation in connection with the merger. Once declared effective by the SEC, the definitive proxy statement/prospectus/consent solicitation included in the Form S-4 will be mailed to Poniard and Allozyne shareholders. Investors and security holders of Poniard and Allozyne are urged to read the definitive proxy statement/prospectus/consent solicitation, when it becomes available, because it will contain important information about Poniard, Allozyne and the proposed transaction.

Investors and security holders of Poniard will be able to obtain free copies of the definitive proxy statement/prospectus/consent solicitation, when it becomes available, through the website maintained by the SEC at www.sec.gov. Free copies of the definitive proxy statement/prospectus/consent solicitation, when it becomes available, and Poniard’s other filings with the SEC also may be obtained by contacting us at 750 Battery Street, Suite 330, San Francisco, CA 94111, or accessed via our website at www.poniard.com.

Poniard, and our directors and executive officers, may be deemed to be participants in the solicitation of proxies from our shareholders in favor of the proposed transaction. Information regarding our directors and executive officers and their interests in the proposed transaction will be available in the definitive proxy statement/prospectus/information statement, when it becomes available.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Research and Development

Research and development expenses decreased 79% to approximately $0.4 million in the second quarter of 2011 and decreased 89% to approximately $0.8 million in the first six months of 2011 from the comparable periods in 2010. The significant decrease in our research and development expenses during the three and six months ended June 30, 2011 is primarily a result of the wind down and completion of our picoplatin trials in 2010. Our research and development expenses are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Contract manufacturing	$165	$339	-51%	$181	$857	-79%
Clinical	186	1,009	-82%	403	3,723	-89%
Share-based compensation	91	740	-88%	191	2,399	-92%

Total	$442	$2,088	-79%	$775	$6,979	-89%

Contract manufacturing costs decreased 51% to approximately $0.2 million in the second quarter of 2011 and decreased 79% to approximately $0.2 million in the first six months of 2011 from the comparable periods in 2010. These decreases reflect completed and reduced drug product stability testing and analyses in 2011 compared to 2010. Clinical costs decreased 82% to approximately $0.2 million in the second quarter of 2011 and decreased 89% to approximately $0.4 million in the first six months of 2011 from the comparable periods in 2010. These decreases are primarily due to the wind down and completion of our clinical trials and the impact of our corporate restructurings in 2010. Share-based compensation expense decreased 88% to approximately $0.1 million in the second quarter of 2011 and decreased 92% to approximately $0.2 million from the comparable periods in 2010, primarily due to expense recognized for accelerated vesting of restricted stock units, or RSUs, in connection with our February 2010 and April 2010 restructurings and to lower expense recognized for options resulting from the reduction in our headcount in 2010, offset by RSUs awarded in the first quarter of 2011 as incentives for future performance.

Recap of Development and Clinical Program Costs. Our research and development administrative overhead costs, consisting of rent, utilities, indirect personnel costs, consulting fees and other various overhead costs, are included in total research and development expense for each period, but are not allocated to our picoplatin project. Our total research and development costs are summarized below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Picoplatin	$167	$872	-81%	$192	$3,251	-94%
Other unallocated costs and overhead	184	476	-61%	392	1,329	-71%
Share-based compensation	91	740	-88%	191	2,399	-92%

Total	$442	$2,088	-79%	$775	$6,979	-89%

Our external costs for picoplatin for the three and six month periods ended June 30, 2011 and for the comparable periods in 2010, reflect costs associated with our various picoplatin clinical studies and the manufacture and development of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decrease for the remainder of 2011, reflecting reduced costs due to completion of our small cell lung, colorectal and prostate cancer trials and oral picoplatin study.

As of June 30, 2011, we have incurred external costs of approximately $77.4 million in connection with our entire picoplatin clinical program. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until required clinical studies are completed and U.S. Food and Drug Administration, or FDA, and other required regulatory approvals are obtained, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

Due to the risks inherent in our business and given the stage of development of picoplatin, we are unable to estimate with any certainty the future costs we will incur in support of picoplatin. Clinical development timeliness, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast with any degree of certainty when or whether picoplatin will be subject to collaboration or other strategic arrangement, the nature and terms of any such arrangement, and the extent to which such arrangement would impact our current operations and capital requirements.

The process of developing and obtaining FDA approval of product is costly and time consuming. Development activities and clinical trials can take years to complete and failure can occur at any time during the development and clinical trial process. In addition, the results from earlier trials may not be predictive of results of subsequent and larger clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy, despite having progressed successfully through initial clinical testing. Although we seek to mitigate these risks, the successful development of picoplatin is highly uncertain. Further, even if picoplatin is approved for sale, it may not be successfully commercialized and, therefore, future revenues may not materialize.

If we fail to complete the development of picoplatin in a timely manner, our operations, financial position and liquidity could be severely impaired.

We are not conducting significant picoplatin development activities while we explore potential picoplatin partnering opportunities and work to complete the proposed merger with Allozyne, and we cannot predict the period in which material cash inflows from our picoplatin program will commence, if ever.

A further discussion of the risk and uncertainties associated with completing our picoplatin development program on schedule, or at all, and the consequences of failing to do so are discussed in our Annual Report on Form 10-K filed with the SEC and in Part II, Item 1A, of this report under the heading “Risk Factors.”

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
General and administrative	$2,636	$2,539	4%	$4,631	$5,284	-12%
Share-based compensation	760	1,349	-44%	1,664	3,403	-51%

Total	$3,396	$3,888	-13%	$6,295	$8,687	-28%

Total general and administrative expenses costs decreased 13% to approximately $3.4 million in the second quarter of 2011 and decreased 28% to approximately $6.3 million in the first six months of 2011 from the comparable periods in 2010. Excluding share-based compensation expense, general and administrative expenses increased 4% to approximately $2.6 million in the second quarter of 2011 and decreased 12% to approximately $4.6 million in the first six months of 2011 from the comparable periods in 2010. The three and six month periods ended June 30, 2011 reflect decreased personnel costs compared to the comparable periods in 2010 due to headcount reductions in 2010. However, this is offset by increased legal fees in connection with the proposed merger of approximately $0.6 million in the second quarter of 2011 compared to the second quarter of 2010. Share-based compensation expense decreased 44% to approximately $0.8 million in the second quarter of 2011 and decreased 51% to approximately $1.7 million from the comparable periods in 2010, primarily as a result of the higher expense recognized in the six months of 2010 for accelerated vesting of RSUs in connection with our February 2010 and April 2010 restructurings and for accelerated vesting of stock options held by certain officers based on overall achievement of 2009 corporate goals, offset by RSUs awarded in the first quarter of 2011 as incentives for future performance.

Other Operating Expense

	Six Months Ended June 30,
	2011	2010	% Change
	($ in thousands)
Restructuring	$0	$1,626	-100%

2010 Restructurings. In February 2010, we restructured our operations to conserve resources and support our registration and partnering strategies, followed by another reduction in workforce headcount effective in April 2010. Through these two restructuring steps, our headcount was reduced from 50 to 12 employees. In connection with these two restructurings, in the first quarter of 2010 we recorded charges of approximately $1.1 million and $0.5 million, respectively, consisting of one-time employee termination benefits. There were no restructuring charges recorded in the second quarter of 2011 or 2010.

As a consequence of the February 2010 restructuring, approximately 130,000 RSUs, held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements and converted to common stock on a one-for-one basis in February 2010. We recognized approximately $0.2 million in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs resulting from this restructuring. As a consequence of the April 2010 restructuring, approximately 965,000 RSUs, held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements and converted to common stock on a one-for-one basis in the second quarter of 2010. We recognized approximately $0.5 million and $1.5 million in share-based compensation expense in the three and six month periods ended June 30, 2010, respectively, related to the accelerated vesting of these RSUs resulting from this restructuring.

Other Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(23)	$(594)	-96%	$(47)	$(1,228)	-96%
Interest income and other, net	3	24	-88%	13	85	-85%

Total	$(20)	$(570)	-96%	$(34)	$(1,143)	-97%

Interest expense decreased 96% to approximately $23,000 in the second quarter of 2011 and decreased 96% to approximately $47,000 in the six months ended June 30, 2011 from the comparable periods in 2010. The decreases in interest expense are primarily due to the payoff of our secured loan facility in December 2010. Interest income and other, net decreased 88% to approximately $3,000 in the second quarter of 2011 and decreased 85% to approximately $13,000 in the six months ended June 30, 2011 from the comparable periods in 2010. The decreases are primarily due to decreased balances in and lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	June 30,	December 31,
	2011	2010
	($ in thousands)
Cash, cash equivalents and investment securities	$3,692	$4,330
Working capital	2,107	3,601
Shareholders’ equity	6,284	8,453

	Six Months Ended
	June 30,
	2011	2010
	($ in thousands)
Cash provided by (used in):
Operating activities	$(3,703)	$(15,359)
Investing activities	3,023	8,159
Financing activities	3,088	1,463

We have historically experienced recurring operating losses and negative cash flows from operations. Cash and cash equivalents, net of restricted cash of approximately $0.2 million, totaled approximately $3.7 million at June 30, 2011. As of June 30, 2011, we had working capital of approximately $2.1 million, an accumulated deficit of approximately $446.1 million and total shareholders’ equity of approximately $6.3 million. We have historically maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings under debt instruments, technology licensing, and collaborative agreements. We invest excess cash in investment securities that will be used to fund future operating costs. Cash used for operating activities for the six months ended June 30, 2011 totaled approximately $3.7 million.

Capital Resources

Equity Financings. On December 20, 2010, we entered into an equity line of credit facility with Small Cap Biotech Value, Ltd., or Small Cap Biotech, pursuant to which Small Cap Biotech committed to purchase from us up to $10.0 million worth of shares of our registered common stock, subject to a maximum aggregate limit of approximately 9.4 million common shares. The facility provided that we could, from time to time, at our sole discretion, present Small Cap Biotech with draw down notices to purchase our common stock at a price equal to the daily volume weighted average price of our common stock on each day during the draw down period on which shares were purchased, less a discount ranging between 6 % and 7%. On February 9, 2011, we completed a draw down and sale to Small Cap Biotech of approximately 4.9 million shares of our common stock, at a price of approximately $0.39 per share, for net proceeds of approximately $1.7 million. On February 25, 2011, we completed a second draw down and sale to Small Cap Biotech of approximately 4.5 million common shares, at a price of approximately $0.34 per share, for net proceeds of approximately $1.5 million. With the closing of the second draw down, we had sold all of the 9.4 million common shares available for issuance under the equity line, and the facility, by its terms, automatically terminated on that date. We are using the net proceeds of these draw downs for working capital and other general corporate purposes.

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

Bay City Capital Loan Commitment. Concurrent with execution of the Merger Agreement discussed above in the section entitled “Recent Events”, Bay City Capital LLC, or BCC, a related party, executed a binding commitment to loan us $2.4 million, on a nonrecourse basis, prior to the closing of the merger. We refer to this as the BCC Loan. Two of our directors, Fred B. Craves, Ph.D. and Carl S. Goldfischer M.D., are managing directors and managers of BCC and its affiliates. Michael S. Perry, D.V.M., Ph.D., our President and Chief Medical Officer, is a venture partner of BCC. Our receipt of the loan funds is a condition to Allozyne’s obligation to effect the merger, and the BCC Loan will continue as an obligation of the combined company following closing of the merger. We intend to use the loan proceeds to satisfy employee severance, change of control and other related employee obligations arising in connection with the merger with Allozyne, which are expected to total approximately $2.4 million. We paid BCC a commitment fee of $50,000 in connection with BCC’s delivery of its binding commitment on June 22, 2011. The commitment fee is recorded as an issuance cost and will be amortized over the term of the loan.

The terms of the BCC Loan will be as set forth in a loan and security agreement and related instruments, or the Loan Documents, agreed upon by us and BCC at the time of delivery of the loan commitment. Under the loan and security agreement, BCC will lend us $2.4 million, against our issuance of a secured non-recourse promissory note. The BCC Loan will accrue interest at the rate of 18% per annum, with the principal amount of the BCC Loan, all accrued interest and all other amounts payable under the Loan Documents due and payable in full within one year after the date of the BCC Loan. Repayment and performance of the BCC Loan will be secured by a first priority exclusive security interest in our trademarks, patents and agreements related to picoplatin, or the Collateral.

Upon the occurrence and continuation of any event of default under the Loan Documents, BCC will have the right, without notice or demand, to any or all of the following:

•	declare all obligations under the Loan Documents immediately due and payable;

•	take possession of the Collateral and take any action that BCC considers necessary or reasonable to protect the Collateral and/or its security interest in the Collateral; or

•	exercise all rights and remedies available to BCC under the Loan Documents or at law or equity.

In addition, BCC may during any event of default require us (or the combined company) to:

•	seek any consent required to transfer or assign all or part of the Collateral to BCC or its designee;

•	grant to BCC or its designee an exclusive license or sublicense to all or part of the Collateral; and

•	assign to BCC any investigational new drug application or other regulatory approval pertaining to the Collateral, to the extent assignable.

Any of the following would be deemed “event of default” under Loan Documents:

•	the failure to pay the principal amount of the BCC Loan and all accrued interest in full on the maturity date;

•	any breach of any term, covenant, condition or agreement contained in the Loan Documents;

•	the material inaccuracy of any representation or warranty made in the Loan Documents;

•	the occurrence of a change of control of the combined company without the prior written consent of BCC;

•	the failure to create a valid and perfected first priority security interest in any Collateral; and

•	any bankruptcy or insolvency proceedings of us (or the combined company).

The loan and security agreement provides that BCC will not enter into, and will require that any transferee or licensee of any interest in the Collateral not enter into, any agreement or arrangement with W.C. Heraeus GmbH, or Heraeus, or its affiliates for the supply of picoplatin active pharmaceutical ingredient, or API, without assuming our obligation to repay the costs to Heraeus for the purchase and set-up of dedicated equipment under the picoplatin API commercial supply agreement between us and Heraeus. This obligation is described below under the heading “Operating Agreements”.

During the time that any obligations under the Loan Documents are outstanding, we will agree not to take the following actions without first obtaining the written consent of BCC:

•

create, incur or allow any mortgage, lien, pledge, security interest or other encumbrance on any Collateral or permit any Collateral not to be subject to the first priority security interest granted under the Loan Documents;

•

transfer or otherwise assign, pledge, license, or encumber, or enter into any agreement (except with or in favor of BCC) that directly or indirectly prohibits or has the effect of prohibiting BCC from selling, transferring, assigning, pledging, or encumbering any of the intellectual property included in the Collateral;

•

file a petition for bankruptcy or permit or suffer any receiver, trustee or assignee for the benefit of creditors, or any other custodian to be appointed to take possession of all or any of the our assets;

•

change our state of organization, location of our chief executive office/chief place of business or remove its books and records from the location specified in the Loan Documents, or change its name, identity or structure to such an extent that any financing statement filed in connection with the Loan Documents would become ineffective or seriously misleading, except that we may change our name to “Allozyne, Inc.” upon closing of the merger;

•

take any action which could reasonably be expected to result in a material alteration or impairment of any of the assigned agreements included in the Collateral or of the Loan Documents which is materially adverse to the interests of BCC; and

•	deliver any notice of termination or terminate any of the assigned agreements included in the Collateral.

GE Business Financial Services, Inc. and Silicon Valley Bank Loan Agreement. In September 2008, we borrowed approximately $20.0 million of additional net cash proceeds under an amended and restated loan facility with GE Business Financial Services, Inc. and Silicon Valley Bank for an aggregate total principal amount of $27.6 million. The advances under the loan facility were repayable over 42 months, commencing on October 1, 2008. Interest on the advances was fixed at 7.8% per annum. Final loan payments in the amounts of $1.1 million and $0.9 million were due upon maturity or earlier repayment of the loan advances. All final payment amounts were accreted to the note payable balance over the term of the loan facility using the effective interest rate method and reflected as additional interest expense. The loan facility was secured by a first lien on all of our non-intellectual property assets.

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

Operating Agreements. We entered into clinical supply agreements with Heraeus and Baxter Oncology GmbH, or Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. The API clinical supply agreement with Heraeus continues in effect until terminated by mutual agreement of the parties or by either party in accordance with its terms. Manufacturing services under the Heraeus clinical supply agreement are provided on a purchase order, fixed-fee basis. Our finished drug product clinical supply agreement with Baxter had an initial term ending December 31, 2009, with two one-year renewal options. In December 2009, we exercised our first renewal option, extending the term to December 31, 2010. We did not exercise our second renewal option, and the agreement terminated on December 31, 2010. The total aggregate cost during the three and six month periods ended June 30, 2011 attributable to follow-on activities for clinical supplies of picoplatin API and finished drug product produced in prior periods were approximately $10,000 and $157,000, respectively. We did not have any purchase commitments under these agreements and did not incur any penalty or other costs as a result of our election not to renew the Baxter agreement.

We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. We are required to repay Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of

December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long-term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at June 30, 2011, was approximately $1.6 million, including accreted interest of approximately $0.1 million. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009, and, therefore, recognized an impairment charge of $1.5 million in 2009. We do not have any purchase commitments under these agreements.

On February 12, 2010, we entered into a sublease agreement with Veracyte, Inc., pursuant to which Veracyte leased from us, effective March 1, 2010, approximately 11,000 square feet of our 17,045 square feet of our former executive office space located at 7000 Shoreline Court, South San Francisco, California. Base sublease rental income for this space was $17,600 per month. In September 2010, the subleased space expanded to encompass the entire 17,045 square feet of our former executive office space. Base sublease rental income on this space is $28,124 per month until expiration of the sublease on July 10, 2011, at which time Veracyte began leasing the entire space directly from the landlord. Additional rent under the sublease was payable monthly to us by Veracyte, based on Veracyte’s share of operating expenses attributable to the subleased space. We saved approximately $0.7 million in aggregate rental and operating expenses over the term of the sublease.

During the three and six month periods ended June 30, 2011, total rent (also equal to total aggregate minimum lease payments) was approximately $38,000 and $76,000, respectively, under the operating leases for our San Francisco and Seattle facilities. As discussed above, on September 1, 2010, we sublet all of our former executive office space in South San Francisco to Veracyte. On September 15, 2010, we relocated our executive offices to 750 Battery Street, Suite 330, San Francisco, where we occupy approximately 1,500 square feet of office space under a one-year cost sharing agreement with VIA Pharmaceuticals, Inc., cancelable upon 30 days prior notice. Monthly costs and shared expenses payable by us under this arrangement are approximately $5,200. In November 2010, we relocated our Seattle office to approximately 3,800 square feet of leased space located at 300 Elliott Avenue West, Suite 530. Under the Seattle lease agreement, we pay base rent and shared costs of approximately $7,300 per month. The Seattle lease has a one-year term that is cancelable upon 30 days prior notice and may be renewed for an additional term of three years. We and the landlord mutually agreed to terminate our prior Seattle office lease, without penalty, effective November 24, 2010.

Potential Milestone and Royalty Obligations. If we are successful in our efforts to commercialize picoplatin, we would, under our amended license agreement with Sanofi-Aventis (successor to Genzyme Corporation (successor to AnorMED, Inc.)), be required to pay Sanofi-Aventis up to $5.0 million in commercialization milestones upon the attainment of certain levels of annual net sales of picoplatin. Sanofi-Aventis also would be entitled to royalty payments of up to 9% of annual net sales of picoplatin related products.

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

We believe that our current cash resources and cash equivalents will be adequate to continue operations at substantially their current level through the third quarter of 2011. Our operating budget, however, does not include additional costs associated with the proposed merger with Allozyne or, if we are unable to complete the proposed merger, the costs of a liquidation and winding up the company. These costs may be substantial and include costs incurred in connection with the proposed merger, estimated to total approximately $1.6 million, in addition to severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or advisory fees. We can provide no assurance that we will have sufficient cash to cover these additional costs.

The amount of additional capital we will require in the future will depend on a number of factors, including:

•	our success in implementing the proposed merger with Allozyne and the costs and timing of such transaction;

•	the extent of our success in seeking a partnering and other strategic collaborations to support our current picoplatin program and the terms, costs and timing of any such arrangements;

•	if the merger with Allozyne is not consummated, the costs associated with the dissolution and winding up of the company;

•	the cost, timing and outcomes of any future picoplatin clinical studies and regulatory approvals;

•	the availability and cost of picoplatin API and finished drug product;

•	the timing and amount of any milestone or other payments we may receive from or be obligated to pay to potential collaborators and other third parties;

•	our degree of success in commercializing picoplatin;

•	the emergence of competing technologies and products, and other adverse market developments;

•	the acquisition or in-licensing of other products or intellectual property; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

If the merger with Allozyne is not completed, our board of directors will be required to explore alternatives for our business and assets. These alternatives might include raising capital, seeking to merge or combine with another company, seeking dissolution and liquidation, or initiating bankruptcy proceedings. Although we may try to pursue an alternative transaction and would seek to continue our current efforts to enter into a partnership or other strategic collaboration to support the continued development of picoplatin, we likely will have very limited cash resources and, unless we raise additional capital, likely will be forced to file for federal bankruptcy protection. See “Risk Factors” in Part II of this report.

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

Nasdaq Capital Market Listing. On July 20, 2010, we received a letter from the Nasdaq Listing Qualifications Staff, or the Staff, stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were not in compliance with the minimum bid price requirement for listing on The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until January 18, 2011, to regain compliance. We transferred the listing of our common stock to The Nasdaq Capital Market on December 17, 2010, at which time we were afforded the remainder of the initial compliance period. On January 19, 2011, we received a letter from the Staff notifying us that we have been granted an additional 180 calendar day period, or until July 18, 2011, to regain compliance with the minimum bid price requirement. The additional time period was granted based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during the additional time period. Nasdaq may, in its discretion, require our common stock to maintain a closing bid price of at least $1.00 for a period in excess of ten consecutive trading days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance.

On June 9, 2011, after election of directors and ratification of auditors, we adjourned our 2011 annual meeting of shareholders to July 8, 2011 and further adjourned to July 22, 2011, to solicit additional proxies to vote in favor of a proposal to authorize our board of directors to, on or before August 1, 2011, implement a reverse stock split of our outstanding common stock at a ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the board in its discretion. The purpose of the reverse stock split proposal was to facilitate our efforts to regain compliance with The Nasdaq Capital Market minimum bid price requirement. We adjourned our reconvened annual meeting of shareholders on July 22, 2011, with an insufficient number of votes to approve the reverse stock split proposal. Although 91.6% of the shareholders who voted at the annual meeting voted in favor of the reverse stock split proposal, those shareholders held only 49.2% of our common stock outstanding and entitled to vote. A majority (50%, plus one share) of the Company’s common stock outstanding and entitled to vote was required to approve the reverse stock split proposal.

On July 19, 2011, we received a letter from the Staff advising that we have not regained compliance with the $1.00 per share minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) and, unless we request an appeal of this determination, our common stock would be delisted from The Nasdaq Capital Market. On July 26, 2011, we submitted a request for an oral hearing before the Nasdaq Hearings Panel, or the Panel, which request stays the delisting of our common stock pending the Panel’s decision. The oral hearing before the Panel is scheduled to be held on August 25, 2011. At the Panel hearing, we intend to present a plan to regain compliance with the minimum bid price requirement by undertaking a reverse stock split of our outstanding common stock, at a minimum exchange ratio of 1-for-25, in connection with the proposed merger with Allozyne and will request that the Panel exercise its discretionary authority to grant to us an additional period of time until December 31, 2011 to implement such plan. We will seek shareholder approval of the proposed reverse stock split at a special meeting of Company shareholders to be held in connection with the merger. A detailed description of the reverse stock split proposal and other matters to be voted on at the special meeting will be included in a definitive proxy statement/prospectus/consent solicitation that will be mailed to Company and Allozyne shareholders. See the section in Part I, Item 2 above entitled “Important Additional Information to be Filed with the SEC.” There can be no assurance that our plan of compliance will be accepted by the Panel and, if accepted, that the Panel will grant the full extension period requested. Further, we cannot assure you that the proposed reverse stock split will be successfully implemented or that we will in the future continue to meet the $2.5 million shareholders’ equity and other requirements for continued listing on The Nasdaq Capital Market.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market rate risks at June 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 27, 2011, a putative class action lawsuit was filed in the Superior Court of California, San Francisco County, against Poniard, its board of directors and Allozyne. The action, titled Aronheim v. Poniard Pharmaceuticals, Inc., et al. (Case Number: CGC-11-512033) alleges in summary that, in connection with the proposed merger with Allozyne, the members of the Poniard board of directors breached their fiduciary duties by purportedly conducting an unfair sale process and agreeing to an unfair sale price, by purportedly making inadequate disclosures about the merger, and by purportedly engineering the proposed merger to provide them with improper personal benefits. The action also alleges that Poniard and Allozyne aided and abetted the Poniard board members’ purported breaches of fiduciary duty. The plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, a declaration that the Merger Agreement was entered into in breach of the Poniard board members’ fiduciary duties, rescission of the Merger Agreement, an injunction against the proposed merger, a directive that the Poniard board members exercise their fiduciary duties to obtain a transaction that is in the best interests of Poniard’s shareholders, the imposition of a constructive trust in favor of the plaintiff and the class upon any benefits improperly received by the Poniard board members as a result of their purportedly wrongful conduct and fees and costs. Poniard and its board of directors believe that the claims are without merit and intend to vigorously defend against them. As a loss is not deemed probable at this time, the Company has not recorded a liability related to this suit.

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

We may not be able to complete the merger with Allozyne, in which case, we will need to explore other alternatives and may file for bankruptcy.

We cannot assure you that we will be able to complete the proposed merger with Allozyne in a timely manner or at all or that the proposed merger will return value to our shareholders. The Merger Agreement is subject to many closing conditions and termination rights. In addition to our picoplatin product candidate, our assets currently consist primarily of our limited cash and cash equivalents.

We estimate that our current cash resources will be sufficient to continue operations at substantially their current level through the third quarter of 2011. Our operating budget, however, does not include additional costs associated with the proposed merger with Allozyne or, if we are unable to complete the proposed merger, the costs of a liquidation and winding up the company. These costs may be substantial and include costs incurred in connection with the proposed merger, estimated to total approximately $1.6 million, in addition to severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or advisory fees.

If the merger with Allozyne is not completed, our board of directors will be required to explore alternatives for our business and assets. These alternatives might include raising capital, seeking to merge or combine with another company, seeking dissolution and liquidation, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with us or would agree to a price and other terms that we would deem adequate or that our shareholders would approve any such transaction. Although we may try to pursue an alternative transaction and would seek to continue our current efforts to enter into a partnership or other strategic collaboration to support the continued development of picoplatin, we likely will have very limited cash resources and likely will be forced to file for federal bankruptcy protection, unless we raises additional capital. If we file for bankruptcy protection, our picoplatin license agreement and commercial supply contracts would be subject to termination by the other parties to those agreements and certain liabilities under those agreements would accelerate. In the event we seek bankruptcy protection, our creditors would have first claim on the value of our assets which, other than any remaining cash, would most likely be liquidated in a bankruptcy sale. We can give no assurance of the magnitude of the net proceeds of any such sale and whether such proceeds would be sufficient to satisfy our obligations to our creditors, let alone permit any distribution to our equity holders.

Item 6.	Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)

Date: August 12, 2011	By:	/s/ MICHAEL K. JACKSON
Michael K. Jackson
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 22, 2011, by and among Poniard Pharmaceuticals, Inc., FV Acquisition Corp. and Allozyne, Inc.	(A	)

2.2	Form of Poniard Shareholder Agreement and Irrevocable Proxy and a schedule of signatories thereto (attached as Exhibit C and Schedule II to the Agreement and Plan of Merger filed as Exhibit 2.1)	(B	)

2.3	Form of Allozyne Stockholder Agreement and Irrevocable Proxy and a schedule of signatories thereto (attached as Exhibit B and Schedule I to the Agreement and plan of Merger filed as Exhibit 2.1)	(C	)

10.1	Letter Agreement dated as of June 22, 2011, between Poniard Pharmaceuticals, Inc. and Ronald A. Martell*	(D	)

10.2	Letter Agreement dated as of June 22, 2011, between Poniard Pharmaceuticals, Inc. and Michael S. Perry*	(E	)

10.3	Letter Agreement dated as of June 22, 2011, between Poniard Pharmaceuticals, Inc. and Michael K. Jackson*	(F	)

10.4	Letter Agreement dated as of June 22, 2011, between Poniard Pharmaceuticals, Inc. and Cheni Kwok*	(G	)

10.5	Letter Agreement dated as of June 22, 2011, between Poniard Pharmaceuticals, Inc. and Anna Wight*	(H	)

10.6	Binding Commitment to Lend dated June 22, 2011, between Bay City Capital Fund IV, LP and Poniard Pharmaceuticals, Inc.	(I	)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(J	)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	(J	)

32.1	Section 1350 Certification of Chief Executive Officer	(J	)

32.2	Section 1350 Certification of Interim Chief Financial Officer	(J	)

101.	The following financial statements from the Poniard Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.	(J	)

*	Compensatory plan or arrangement.
(A)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(B)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(C)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(D)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.

(E)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(F)	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(G)	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(H)	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2011, and incorporated herein by reference.
(I)	Filed as Exhibit 10.32 of the Company’s Registration Statement on Form S-4 (Commission No. 333-1775778) filed with the SEC on July 25, 2011, and incorporated by reference herein. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment.
(J)	Filed herewith.