Form 10-Q
period 2011-09-30
PONIARD PHARMACEUTICALS, INC.
filed 2011-10-28
CIK 755806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 25, 2011, 59,969,271 shares of the registrant’s common stock, $0.02 par value per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,984	$1,284
Cash—restricted	22	158
Investment securities	0	3,046
Prepaid expenses and other current assets	246	729

Total current assets	2,252	5,217
Facilities and equipment, net of depreciation of $701 and $745 at September 30, 2011 and December 31, 2010, respectively	18	49
Licensed products, net of amortization of $6,534 and $5,623 at September 30, 2011 and December 31, 2010, respectively	5,466	6,377

Total assets	$7,736	$11,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,483	$392
Accrued liabilities	1,496	1,224

Total current liabilities	2,979	1,616

Long-term liabilities:
Capital lease obligations, noncurrent portion	1,640	1,574

Total long-term liabilities	1,640	1,574

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.02 par value, 2,998,425 shares authorized: Convertible preferred stock, Series 1, 78,768 shares issued and outstanding as of September 30, 2011 and December 31, 2010 (entitled in liquidation to $2,033 and $1,985, respectively)	2	2
Common stock, $0.02 par value, 200,000,000 shares authorized: 59,944,271 and 48,547,896 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,199	971
Additional paid-in capital	451,878	446,415
Other comprehensive income	0	8
Accumulated deficit	(449,962)	(438,943)

Total shareholders’ equity	3,117	8,453

Total liabilities and shareholders’ equity	$7,736	$11,643

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Operating expenses:
Research and development	$287	$891	$1,062	$7,870
General and administrative	3,461	5,060	9,756	13,747
Restructuring	0	0	0	1,626

Total operating expenses	3,748	5,951	10,818	23,243

Loss from operations	(3,748)	(5,951)	(10,818)	(23,243)

Other (expense) income:
Interest expense	(23)	(516)	(70)	(1,744)
Interest income and other, net	0	18	13	103

Total other (expense) income, net	(23)	(498)	(57)	(1,641)

Net loss	(3,771)	(6,449)	(10,875)	(24,884)
Preferred stock dividends	(48)	(48)	(144)	(118)
Preferred stock dividends, in-kind	0	0	0	(570)

Net loss applicable to common shareholders	$(3,819)	$(6,497)	$(11,019)	$(25,572)

Net loss per share applicable to common shareholders – basic and diluted	$(0.06)	$(0.13)	$(0.20)	$(0.55)

Weighted average common shares outstanding – basic and diluted	59,934	48,237	54,506	46,357

See notes to the condensed consolidated financial statements.

PONIARD PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2011	2010
Cash flows from operating activities:
Net loss	$(10,875)	$(24,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	989
Amortization of discount on note payable	0	820
Gain realized on sale of investment securities	(8)	0
Accretion of premium on investment securities	14	390
Loss on disposal of facilities and equipment	0	58
Restructuring	0	321
Decrease in restricted cash for operating lease	136	0
Interest accrued on capital lease obligation	66	66
Share-based compensation issued for services	(12)	369
Share-based employee compensation	2,519	6,998
Change in operating assets and liabilities:
Prepaid expenses and other assets	483	(25)
Accounts payable	1,091	730
Accrued liabilities	224	(5,062)

Net cash used in operating activities	(5,411)	(19,230)

Cash flows from investing activities:
Proceeds from maturities of investment securities	3,032	22,089
Purchases of investment securities	0	(7,322)
Facilities and equipment purchases	(9)	(7)
Proceeds from disposals of equipment and facilities	0	58

Net cash provided by investing activities	3,023	14,818

Cash flows from financing activities:
Repayment of principal on note payable	0	(6,589)
Repayment of capital lease obligation	0	(38)
Decrease in restricted cash	0	123
Net proceeds from issuance of common stock	3,184	6,092
Payment of preferred dividends	(96)	(96)

Net cash provided by (used in) financing activities	3,088	(508)

Net increase (decrease) in cash and cash equivalents	700	(4,920)
Cash and cash equivalents:
Beginning of period	1,284	15,938

End of period	$1,984	$11,018

Supplemental disclosure of non-cash financing activities:
Accrual of preferred dividends	$144	$118
Preferred stock dividends, in-kind	0	570
Supplemental disclosure of cash paid during the period for:
Interest	$0	$897

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

Basis of Presentation

The accompanying condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

The results of operations for the periods ended September 30, 2011, are not necessarily indicative of the expected operating results for the full year.

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

If the merger is consummated, at the effective time of the merger, the outstanding shares of Allozyne common and preferred stock will be converted into the right to receive the number of shares of Company common stock representing approximately 65% of the shares of outstanding common stock of the combined company, after giving effect to the issuance of shares pursuant to Allozyne’s and the Company’s outstanding options, warrants and other

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

securities convertible into capital stock. Each share of Allozyne common stock and Allozyne preferred stock is expected to convert into the right to receive that number of shares of Company common stock equal to approximately 0.0610 after giving effect to a 1-for-40 reverse stock split of Company common stock to be implemented subject to approval by the Company’s shareholders and prior to the consummation of the merger. The actual number of shares of Company common stock to be issued in respect of each share of Allozyne common stock or preferred stock will be adjusted to reflect the Company’s and Allozyne’s net debt and net cash, respectively, and certain permitted financings completed prior to the closing of the merger, divided by the number of shares of Allozyne common stock and Allozyne preferred stock outstanding and deemed outstanding pursuant to the formula set forth in the Merger Agreement.

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

On July 25, 2011, the Company filed its Registration Statement on Form S-4 (No. 333-175778) (the “Registration Statement”) with the SEC in connection with the proposed merger. The SEC declared the Company’s Registration Statement effective on October 7, 2011.

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

Liquidity and Financial Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. The Company has historically experienced recurring operating losses and negative cash flows from operations. As of September 30, 2011, the Company had negative working capital of $727,000, an accumulated deficit of $449,962,000 and total shareholders’ equity of $3,117,000. The Company’s total cash and cash equivalent balances, excluding restricted cash of $22,000, was $1,984,000 at September 30, 2011. The Company has financed its operations to date primarily through the sale

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of equity securities, borrowings under debt instruments, and through technology licensing and collaborative agreements. The Company invests any excess cash in investment securities to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2011 totaled $5,411,000.

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

The Company believes that its current cash resources and cash equivalents will be adequate to continue operations at substantially their current level into the fourth quarter of 2011. The Company’s operating budget, however, does not include additional costs associated with the proposed merger with Allozyne or, if the Company is

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

unable to complete the proposed merger, the costs of a liquidation and winding up the Company. These costs may be substantial and include costs incurred in connection with the proposed merger, estimated to total approximately $1,550,000, in addition to severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or advisory fees. The Company can provide no assurance that it will have sufficient cash to cover these additional costs.

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

On June 9, 2011, after election of directors and ratification of auditors, the Company adjourned its 2011 annual meeting of shareholders to July 8, 2011 and further adjourned to July 22, 2011, to solicit additional proxies to vote in favor of a proposal to authorize the board of directors to, on or before August 1, 2011, implement a reverse stock split of the Company’s outstanding common stock at a ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the Company board in its discretion. The purpose of the reverse stock split proposal was to facilitate Company’s efforts to regain compliance with The Nasdaq Capital Market minimum bid price requirement. The Company adjourned its reconvened annual meeting of shareholders on July 22, 2011, with an insufficient number of votes to approve the reverse stock split proposal. Although 91.6% of the shareholders who voted at the annual meeting voted in favor of the reverse stock split proposal, those shareholders held only 49.2% of the Company’s common stock outstanding and entitled to vote. A majority (50% plus one share) of the Company’s common stock outstanding and entitled to vote was required to approve the reverse stock split proposal. On July 19, 2011, the Company received a letter from the Staff advising that the Company has not regained compliance with the $1.00 per share minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) and, unless the Company requests an appeal of this determination, the Company’s common stock would be delisted from The Nasdaq Capital Market. On August 25, 2011, representatives of the Company attended a hearing to appeal the Staff decision and to present a plan for compliance. On September 2, 2011, the Nasdaq Hearings Panel determined to allow the continued listing of the Company’s common stock on The Nasdaq Capital Market subject to the conditions that, on or before December 31, 2011, the Company must have (i) held a shareholders’ meeting; (ii) obtained shareholder approval for the merger

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

with Allozyne and a reverse stock split in a ratio sufficient to allow the stock to trade above $4.00 per share; and (iii) obtained approval of the Staff for listing of the combined company on The Nasdaq Capital Market. The Company intends to regain compliance with the minimum bid price requirement by undertaking a reverse stock split of its outstanding common stock, at an exchange ratio of 1-for-40, in connection with the proposed merger with Allozyne. The Company is seeking shareholder approval of the proposed reverse stock split at the special meeting of Company shareholders to be held on November 21, 2011 in connection with the merger. A detailed description of the reverse stock split proposal and other matters to be voted on at the special meeting is included in the definitive proxy statement/prospectus/consent solicitation dated October 10, 2011, which was mailed to Company and Allozyne shareholders on or about October 13, 2011. There can be no assurance that the proposed reverse stock split will be approved by the Company’s shareholders or that the Company will in the future continue to meet the $2,500,000 shareholders’ equity and other requirements for continued listing on The Nasdaq Capital Market.

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

The following tables present a summary of the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,411	$1,411	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$965	$965	$0	$0
Investment securities	3,046	0	3,046	0

	$4,011	$965	$3,046	$0

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2011 and December 31, 2010, the Company’s cash equivalents and investment securities are recorded at fair value as determined through market prices and other observable and corroborated sources (see Note 3 below for further details on investment securities). At September 30, 2011, the cash equivalents balance consists of $1,411,000 in money market funds. The Company did not have any investment securities as of September 30, 2011.

When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged to investment income. The Company has not deemed it necessary to record any charges related to impairments or other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses as of September 30, 2011.

Note 3. Investment Securities

The Company’s investment securities, consisting of debt securities, are classified as available-for-sale. Unrealized holding gains or losses on these securities are included in other comprehensive income on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income and other, net, in the condensed consolidated statements of operations. The Company did not have any investment securities as of September 30, 2011.

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Clinical trials	$217	$138
Accrued expenses	1,051	716
Compensation	228	176
Severance	0	194

	$1,496	$1,224

Accrued expenses above consist of general operating expenses such as legal and accounting fees, consulting, benefits and preferred dividends.

Note 5. Notes Payable

Bay City Capital Loan Commitment

On June 22, 2011, concurrent with the Merger Agreement discussed under Note 1 above, BCC, a related party, executed a binding commitment to loan the Company $2,400,000 (the “BCC Loan”), on a nonrecourse basis, immediately prior to the closing of the merger. Two of the Company’s directors, Fred B. Craves, Ph.D. and Carl S. Goldfischer, M.D., are managing directors and managers of BCC and its affiliates. Michael S. Perry, D.V.M., Ph.D., the Company’s President and Chief Medical Officer, is a venture partner of BCC. The receipt of the loan funds is a condition to Allozyne’s obligation to effect the merger, and the BCC Loan will continue as an obligation of the combined company following closing of the merger. The Company intends to use the loan proceeds to satisfy employee severance, change of control and other related employee obligations arising in connection with the merger with Allozyne, which are expected to total approximately $2,400,000. The Company paid BCC a commitment fee of $50,000 in connection with BCC’s delivery of its binding commitment. The commitment fee is recorded as an issuance cost and will be amortized over the term of the loan.

The terms of the BCC Loan will be as set forth in a loan and security agreement and related instruments (the “Loan Documents”) agreed upon by the Company and BCC at the time of delivery of the loan commitment. Under the loan and security agreement, BCC will lend the Company $2,400,000 against the Company’s issuance of a secured non-recourse promissory note. The BCC Loan will accrue interest at the rate of 18% per annum, with the principal amount of the BCC Loan, all accrued interest and all other amounts payable under the Loan Documents due and payable in full within one year after the date of the BCC Loan. Repayment and performance of the BCC Loan will be secured by a first priority exclusive security interest in the Company’s trademarks, patents, agreements and other rights and interests related to picoplatin (the “Collateral”).

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 7. Restructuring

April 2010 Restructuring

On March 24, 2010, the Company announced a restructuring plan in connection with its decision to suspend efforts to pursue a NDA for picoplatin in small cell lung cancer. This restructuring plan resulted in a reduction of the Company’s workforce from 22 employees to 12 employees, effective April 30, 2010. In connection with this plan, the Company recorded a restructuring charge of approximately $543,000 for the period ended March 31, 2010, consisting of one-time employee termination benefits, which were paid in their entirety by January 31, 2011. The following table summarizes the activity related to these restructuring charges (in thousands):

Description	Initial Restructuring Charge March 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2011
Employee termination benefits	$543	$(520)	$23	$(23)	$0

As a consequence of the restructuring, approximately 965,000 restricted stock units (“RSUs”), which were awarded in February 2010 pursuant to the Amended and Restated 2004 Incentive Compensation Plan (the “2004 Plan”), became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 below for additional information). These RSUs converted to common stock on a one-for-one basis in the second quarter of 2010. The Company recognized approximately $1,486,000 in share-based compensation expense for the terminated employees in the first half of 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

February 2010 Restructuring

On February 5, 2010, the Company implemented a restructuring plan to conserve its capital resources, resulting in a reduction in the Company’s workforce from 50 employees to 22 employees. The Company incurred restructuring charges of approximately $1,083,000, primarily consisting of one-time employee termination benefits. The following table summarizes the activity related to these restructuring charges (in thousands):

Description	Initial Restructuring Charge February 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of December 31, 2010	Payment of Restructuring Obligations	Accrued Restructuring Charge as of March 31, 2011
Employee termination benefits	$1,061	$(1,009)	$52	$(52)	$0
Other termination costs	22	(22)	0	0	0

Total	$1,083	$(1,031)	$52	$(52)	$0

As a consequence of the restructuring, approximately 130,000 RSUs, which were awarded in July 2009 pursuant to the 2004 Plan, became fully vested in accordance with the terms of the underlying RSU agreements (see Note 10 below for additional information). These RSUs converted to common stock on a one-for-one basis in February 2010. The Company recognized approximately $174,000 in share-based compensation expense for the terminated employees in the first quarter of 2010 related to the accelerated vesting of these RSUs as a result of the restructuring.

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

The Company reviews its long-lived assets for possible impairment whenever significant events indicate such impairment may have occurred. In November 2009, the Company announced that its pivotal Phase 3 SPEAR trial of picoplatin in the second-line treatment of patients with small cell lung cancer did not meet its primary endpoint of overall survival. The Company considered this event a trigger for testing its picoplatin intangible asset for possible impairment; however, upon analysis of the expected future undiscounted net cash flows identifiable to the picoplatin license, the Company determined that the picoplatin intangible asset was recoverable and that no impairment occurred. In connection with the Company’s current efforts to identify strategic partnering and other collaborative arrangements for picoplatin and its proposed merger with Allozyne, the Company considered it appropriate to update its analysis of the recoverability of the picoplatin intangible asset as of June 30, 2011. Consistent with prior periods, the Company estimated the fair value of the picoplatin intangible asset using a

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

discounted cash flow analysis. Such cash flows were based on the Company’s estimates of the probability of entering into various licensing and related arrangements for the future development of picoplatin and achieving potential milestones, and then discounted using an appropriate rate for such transactions, which is a level 3 basis of determining fair value as discussed above in Note 2. Based on the results of this updated analysis, the Company reaffirmed that no impairment to the picoplatin intangible asset has occurred. The Company continues to believe that the picoplatin intangible is recoverable as of September 30, 2011.

The licensed products balance consists of the picoplatin amortizable intangible asset with a gross amount of $12,000,000, net of accumulated amortization of $6,534,000 and $5,623,000 at September 30, 2011 and December 31, 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock options	4,844	5,758	5,042	5,829
Restricted stock units	3,350	2,982	3,287	2,521
Common stock warrants	197	4,991	2,017	5,054

In addition, 14,966 shares of common stock that would be issuable upon conversion of the Company’s Series 1 preferred stock are not included in the calculation of diluted loss per share for the three and nine month periods ended September 30, 2011 and 2010, respectively, because the effect of including such shares would not be dilutive.

Note 10. Share-based Compensation

The Company recorded the following amounts of share-based compensation expense, excluding expense for non-employee consultants, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expense	$86	$136	$277	$2,139
General and administrative expense	566	1,433	2,242	4,859

Total	$652	$1,569	$2,519	$6,998

There were no options granted during the three or nine month periods ended September 30, 2011. The share-based compensation expense for the three and nine months ended September 30, 2011 and 2010 includes a stock option granted during the first quarter of 2010 to a Company officer to purchase an aggregate of 500,000 shares of common stock which vests over a four year period.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of the Company’s fully vested stock options is presented below (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options exercisable at September 30, 2011	4,279	$5.87	5.1	$0

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

Certain options that were granted to officers of the Company during 2006 and 2007 vest 50% in equal monthly installments over four years from the date of grant and vest 50% on the seven year anniversary of the date of grant, subject to accelerated vesting of up to 25% of such portion of the options, based on the Company’s achievement of annual performance goals established under its management incentive plan, at the discretion of the equity awards subcommittee of the compensation committee of the Company’s board of directors. Based on the overall achievement of corporate goals in 2009, the equity awards subcommittee accelerated vesting with respect to 25% of the shares subject to the seven year vesting schedule in the first quarter of 2010. As of September 30, 2011, the cumulative accelerated vesting for options subject to the seven year vesting schedule equals 85% of the shares granted in 2006 and 65% of the shares granted in 2007.

The Company’s share-based compensation expense also includes RSUs awarded to employees and non-employee consultants. All RSUs awarded are subject to acceleration or forfeiture based upon the terms of their specific agreement. The table below summarizes RSU awards outstanding as of September 30, 2011 (RSUs in thousands):

	Restricted Stock Units (RSUs)													Weighted Average Grant Date Fair Value per RSU
Award Date	Unvested as of Decem- ber 31, 2010	Awarded	Vested	Forfeited	Unvested as of March 31, 2011	Awarded	Vested	Forfeited	Unvested as of June 30, 2011	Awarded	Vested	Forfeited	Unvested as of Septe- mber 30, 2011
03/14/2011	0	224	0	0	224	0	(112)	0	112	0	0	0	112	$0.38	(A)
02/15/2011	0	2,430	0	0	2,430	0	0	0	2,430	0	0	0	2,430	0.39	(B)
06/09/2010	836	0	(32)	0	804	0	(355)	0	449	0	0	0	449	0.83
04/09/2010	550	0	0	(2)	548	0	(274)	0	274	0	0	0	274	1.14
10/06/2009	75	0	0	0	75	0	0	0	75	0	0	0	75	7.27
07/11/2009	85	0	0	0	85	0	0	0	85	0	(85)	0	0	6.60

Total RSUs	1,546	2,654	(32)	(2)	4,166	0	(741)	0	3,425	0	(85)	0	3,340

(A)	On March 14, 2011, the Company awarded 224,000 RSUs to an officer of the Company. The fair value of the RSU award was $0.38 per unit, or approximately $85,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vested 50% on April 9, 2011 and the remaining 50% will vest on April 9, 2012.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(B)	On February 15, 2011, the Company awarded an approximate aggregate of 1,973,000 RSUs to officers and an approximate aggregate of 457,000 RSUs to non-officer employees of the Company as an incentive for future performance. The fair value of the RSU award was $0.39 per unit, or approximately $948,000 in total, based upon the closing market price of the Company’s common stock on the award date. These RSUs vest on February 15, 2012, the one year anniversary of the award date.

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

Additionally, on June 22, 2011, the board of directors, upon recommendation from the Compensation Committee of the board of directors, approved a resolution to award the Company’s Chief Executive Officer (“CEO”) an RSU grant under the 2004 Plan in lieu of certain cash compensation payable to him under his severance and change of control agreements in the event of a qualifying termination of employment prior to or in connection with the merger. The RSU award is to be calculated as the equivalent number of shares of Company common stock equal to (i) the amount of accrued but unpaid vacation as of the effective date of termination and the total bonus severance amount payable to the CEO under his change of control agreement, divided by (ii) $9.08 (the 5-day average closing sales price of Company common stock prior to announcement of the Merger Agreement after giving effect to the 1-for-40 reverse stock split to be implemented subject to approval by the Company shareholders and prior to the consummation of the merger), rounded up to the nearest whole number of shares and the RSUs would vest and be settled in shares of Company common stock upon consummation of the merger. However, there is no guarantee that the reverse stock split or merger will occur. If the merger is not consummated, the CEO will forfeit the RSU award and will receive his accrued but unpaid vacation in cash at that time but will not be eligible to receive any portion of the bonus severance amount.

No income tax benefit has been recorded for share-based compensation expense as the Company has a full valuation allowance and management has concluded that it is more likely than not that the Company’s net deferred tax assets will not be realized. As of September 30, 2011, total unrecognized costs related to employee share-based compensation is approximately $1,985,000. Unrecognized share-based compensation expense from outstanding stock options is approximately $808,000 and is expected to be recognized over a weighted average period of approximately 1.9 years. Unrecognized share-based compensation expense from outstanding RSUs is approximately $1,177,000 and is expected to be recognized over a weighted average period of approximately six months subject to acceleration with the occurrence of certain qualifying events.

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Comprehensive Loss

The Company’s comprehensive loss for the three and nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$3,771	$6,449	$10,875	$24,884
Net unrealized loss/(gain) on investment securities	0	(13)	8	(33)

Comprehensive loss	$3,771	$6,436	$10,883	$24,851

Note 12. Commitment and Contingency

Contractual Commitment

The Company entered into a picoplatin API commercial supply agreement with Heraeus in March 2008. Under this agreement, Heraeus will produce the picoplatin API to be used for preparing picoplatin finished drug product for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The costs to Heraeus for the purchase and set-up of dedicated equipment as required under the commercial supply agreement, will be repaid by the Company in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If the Company orders and takes delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, it will be obligated to pay the balance of the dedicated equipment cost as of that date. As of December 31, 2009, Heraeus had completed construction of the dedicated equipment at a total cost of approximately $1,485,000. The Company determined that the equipment should be accounted for as a capital lease and accordingly recognized an asset and long-term obligation for the equipment of $1,485,000 on its consolidated balance sheet as of December 31, 2009. The Company will reflect the surcharge payments as reductions to the capital lease balance outstanding, and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at September 30, 2011 was $1,640,000, including accreted interest of approximately $155,000. The Company does not anticipate beginning production of commercial supplies of picoplatin API, thereby utilizing the dedicated equipment, within the next 12 months and has, therefore, classified the obligation as long-term. Future minimum payments for the obligation as of September 30, 2011 are approximately $1,841,000. Because payments are determined based on the production of commercial supplies, which has been delayed, the Company is not able to identify payment totals for each of the years after September 30, 2011, but assumes that the entire amount of $1,841,000 will be paid no later than December 31, 2013. Due to the delay in the Company’s plans for the commercialization of picoplatin, the Company determined that its capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009 and, therefore, recognized an asset impairment charge of $1,485,000 in the consolidated statement of operations for the year ended December 31, 2009.

Contingency

On June 27, 2011, a putative class action lawsuit was filed in the Superior Court of California, San Francisco County, against the Company, its board of directors and Allozyne. The action, titled Aronheim v. Poniard Pharmaceuticals, Inc., et al. (Case Number: CGC-11-512033) alleges in summary that, in connection with the proposed merger with Allozyne, the members of the Company board of directors breached their fiduciary duties by purportedly conducting an unfair sale process and agreeing to an unfair sale price, by purportedly making inadequate disclosures about the merger, and by purportedly engineering the proposed merger to provide them with improper personal benefits. The action also alleges that the Company and Allozyne aided and abetted the Company board members’ purported breaches of fiduciary duty. The plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, a declaration that the Merger Agreement was entered into in breach of the Company board members’ fiduciary duties, rescission of the Merger Agreement, an injunction against the proposed merger, a directive that the Company board members exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders, the imposition of a constructive trust in favor of the plaintiff and

PONIARD PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the class upon any benefits improperly received by the Company board members as a result of their purportedly wrongful conduct and fees and costs. The Company and its board of directors believe that the claims are without merit.

On August 24, 2011, a putative class action lawsuit was filed in the Superior Court of California, San Francisco County, against the Company and its board of directors, as well as against the Company’s Chief Executive Officer, its President and Chief Medical Officer, its Interim Chief Financial Officer, its Senior Vice President of Corporate Development, and its Vice President, Legal and Corporate Secretary. The action, titled Wing Sze Wu v. Robert S. Basso, et al. (Case Number: CGC-11-513652), alleges in summary that the members of the Company’s board of directors breached their fiduciary duties by agreeing to pay purportedly excessive compensation and benefits to the Company’s senior management, that such members of the Company’s senior management were allegedly unjustly enriched when they received such executive compensation and benefits, that the Company’s board of directors breached its fiduciary duties by conducting a purportedly unfair sale process in connection with the proposed transaction with Allozyne and agreeing to an allegedly unfair and dilutive sale price and a transaction that included improper “deal protection measures,” and by providing allegedly materially inadequate disclosures and material disclosure omissions to the Company’s shareholders. The plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, an injunction against the proposed merger, rescission of the proposed merger to the extent it occurs before final judgment in the lawsuit or rescissory damages, a directive that the defendants account for all damages allegedly caused by them and account for all profits and special benefits obtained as a result of their alleged breaches of their fiduciary duties, and for costs, attorneys fees, expenses and such other relief as the court deems just and proper. The Company, its board of directors and Company management believe that the claims are without merit.

The parties to both the Aronheim case and the Wu case signed a Memorandum of Understanding dated October 19, 2011, providing for the settlement of both cases. The settlement is subject to final settlement documentation, court approval, and the closing of the merger transaction, among other things. The settlement would provide for dismissal of both the Aronheim and Wu cases, for certain additional disclosures, and for payment of plaintiffs’ attorneys’ fees. The Company has estimated a possible range of loss and has accrued a loss contingency equal to the minimum value of this range, or $215,000. There can be no assurance that the settlement will become effective. If the settlement does not become effective, the Aronheim and Wu cases will continue. If that should happen, the Company would vigorously defend the lawsuits. An estimate of the possible loss or range of loss in that event cannot be made at this time.

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

You should not place undue reliance on our forward-looking statements because these statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. Over time, our actual results, performance or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Factors that could contribute to such differences include, but are not limited to, our limited cash resources, our significant corporate expenses and limited or no revenue to offset those expenses, the failure of Poniard or Allozyne to meet any of the conditions to closing the merger, the failure to realize anticipated benefits of the merger, the availability of appropriate strategic opportunities, litigation and the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on March 30, 2011 and available on the SEC’s website, www.sec.gov, including under the heading “Risk Factors” in the Form 10-K, and in this Form 10-Q, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in the section entitled “Risk Factors” in Part II of this report. Please consider our forward-looking statements in light of these risks as you read this report and our other SEC filings.

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

If the merger is consummated, at the effective time of the merger, the outstanding shares of Allozyne common and preferred stock will be converted into the right to receive the number of shares of our common stock representing approximately 65% of the shares of outstanding common stock of the combined company, after giving effect to the issuance of shares pursuant to Allozyne’s and our outstanding options, warrants and other securities convertible into capital stock. Each share of Allozyne common stock and Allozyne preferred stock is expected to convert into the right to receive that number of shares of our common stock equal to approximately 0.0610, after giving effect to a 1-for-40 reverse stock split of our common stock to be implemented subject to approval by our shareholders and prior to the consummation of the merger. The actual number of shares of our common shares to be issued in respect of each share of Allozyne common stock or preferred stock will be adjusted to reflect ours and Allozyne’s net debt and net cash, respectively, and certain permitted financings completed prior to the closing of the merger, divided by the number of shares of Allozyne common stock and Allozyne preferred stock outstanding and deemed outstanding pursuant to the formula set forth in the Merger Agreement.

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

In addition, in connection with the merger, the employment of all of our current executive officers will be terminated prior to the consummation of the merger. The executive officers of Allozyne will assume their respective positions in the combined company following the closing of the merger. The combined company’s board of directors is expected to consist of a total of seven members, four of whom are currently directors of Allozyne, two of whom are currently directors of Poniard (Ronald A. Martell and Fred B. Craves, Ph.D.), and one director to be appointed by a majority of the members of the board of directors of the combined company.

Important Additional Information Filed with the SEC

On July 25, 2011, we filed a Registration Statement on Form S-4 (No. 333-75778), which included a preliminary proxy statement/prospectus/consent solicitation in connection with the merger. The Registration Statement was declared effective by the SEC on October 7, 2011 and the definitive proxy statement/prospectus/consent solicitation dated October 10, 2011 was mailed to the Company and Allozyne shareholders on or about October 13, 2011. Investors and security holders of the Company and Allozyne are urged to carefully read the definitive proxy statement/prospectus/consent solicitation and any supplements or amendments thereto because these materials contain important information about the Company, Allozyne and the proposed transaction.

Investors and security holders of the Company may obtain free copies of the definitive proxy statement/prospectus/consent solicitation through the website maintained by the SEC at www.sec.gov. Free copies of the definitive proxy statement/prospectus/consent solicitation and our other filings with the SEC also may be obtained by contacting us at 750 Battery Street, Suite 330, San Francisco, CA 94111, or accessed via our website at www.poniard.com.

The Company, and our directors and executive officers, may be deemed to be participants in the solicitation of proxies from shareholders in favor of the proposed transaction. Information regarding our directors and executive officers and their interests in the proposed transaction is available in the definitive proxy statement/prospectus/information statement.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011. For a more complete description, please refer to our Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Research and Development

Research and development expenses decreased 68% to approximately $0.3 million in the third quarter of 2011 and decreased 87% to approximately $1.1 million in the first nine months of 2011 from the comparable periods in 2010. The significant decrease in our research and development expenses during the three and nine months ended September 30, 2011 is primarily a result of the wind down and completion of our picoplatin trials in 2010. Our research and development expenses are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Contract manufacturing	$15	$167	-91%	$196	$1,024	-81%
Clinical	186	586	-68%	589	4,309	-86%
Share-based compensation	86	138	-38%	277	2,537	-89%

Total	$287	$891	-68%	$1,062	$7,870	-87%

Contract manufacturing costs decreased 91% to approximately $15,000 in the third quarter of 2011 and decreased 81% to approximately $0.2 million in the first nine months of 2011 from the comparable periods in 2010. These decreases reflect completed and reduced drug product stability testing and analyses in 2011 compared to 2010. Clinical costs decreased 68% to approximately $0.2 million in the third quarter of 2011 and decreased 86% to approximately $0.6 million in the first nine months of 2011 from the comparable periods in 2010. These decreases are primarily due to the wind down and completion of our clinical trials and the impact of our corporate restructurings in 2010. Share-based compensation expense decreased 38% to approximately $86,000 in the third quarter of 2011 and decreased 89% to approximately $0.3 million in the first nine months of 2011 from the comparable periods in 2010, primarily due to expense recognized for accelerated vesting of restricted stock units, or RSUs, in connection with our February 2010 and April 2010 restructurings and to lower expense recognized for options resulting from the reduction in our headcount in 2010, offset by RSUs awarded in the first quarter of 2011 as incentives for future performance.

Recap of Development and Clinical Program Costs. Our research and development administrative overhead costs, consisting of rent, utilities, indirect personnel costs, consulting fees and other various overhead costs, are included in total research and development expense for each period, but are not allocated to our picoplatin project. Our total research and development costs are summarized below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Picoplatin	$16	$587	-97%	$208	$3,838	-95%
Other unallocated costs and overhead	185	166	11%	577	1,495	-61%
Share-based compensation	86	138	-38%	277	2,537	-89%

Total	$287	$891	-68%	$1,062	$7,870	-87%

Our external costs for picoplatin for the three and nine month periods ended September 30, 2011 and for the comparable periods in 2010, reflect costs associated with our various picoplatin clinical studies and the manufacture and development of drug product to support our clinical trials. We expect our external costs for picoplatin to continue to decrease for the remainder of 2011, reflecting reduced costs due to completion of our small cell lung, colorectal and prostate cancer trials and oral picoplatin study.

As of September 30, 2011, we have incurred external costs of approximately $77.4 million in connection with our entire picoplatin clinical program. Material cash inflows relating to the commercialization of picoplatin will not commence unless and until required clinical studies are completed and U.S. Food and Drug Administration, or FDA, and other required regulatory approvals are obtained, and then only if picoplatin finds acceptance in the marketplace. To date, we have not received any revenues from sales of picoplatin.

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
General and administrative	$2,895	$3,633	-20%	$7,526	$8,917	-16%
Share-based compensation	566	1,427	-60%	2,230	4,830	-54%

Total	$3,461	$5,060	-32%	$9,756	$13,747	-29%

Total general and administrative expenses costs decreased 32% to approximately $3.5 million in the third quarter of 2011 and decreased 29% to approximately $9.8 million in the first nine months of 2011 from the comparable periods in 2010. Excluding share-based compensation expense, general and administrative expenses decreased 20% to approximately $2.9 million in the third quarter of 2011 and decreased 16% to approximately $7.5 million in the first nine months of 2011 from the comparable periods in 2010. The three and nine month periods ended September 30, 2011 reflect decreased personnel costs compared to the comparable periods in 2010 due to headcount reductions in 2010. However, this is offset by increased legal fees in connection with the proposed merger of approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2011, respectively, and additional legal fees of approximately $0.6 million in the third quarter of 2011 related to litigation. Share-based compensation expense decreased 60% to approximately $0.6 million in the third quarter of 2011 and decreased 54% to approximately $2.2 million in the first nine months of 2011 from the comparable periods in 2010, primarily as a result of the higher expense recognized in the six months of 2010 for accelerated vesting of RSUs in connection with our February 2010 and April 2010 restructurings and for accelerated vesting of stock options held by certain officers based on overall achievement of 2009 corporate goals, offset by RSUs awarded in the first quarter of 2011 as incentives for future performance.

Other Operating Expense

	Nine Months Ended September 30,
	2011	2010	% Change
	($ in thousands)
Restructuring	$0	$1,626	-100%

2010 Restructurings. In February 2010, we restructured our operations to conserve resources and support our registration and partnering strategies, followed by another reduction in workforce headcount effective in April 2010. Through these two restructuring steps, our headcount was reduced from 50 to 12 employees. In connection with these two restructurings, in the first quarter of 2010 we recorded charges of approximately $1.1 million and $0.5 million, respectively, consisting of one-time employee termination benefits. There were no restructuring charges recorded in the second or third quarters of 2010 or in the first nine months of 2011.

As a consequence of the February 2010 restructuring, approximately 130,000 RSUs, held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements and converted to common stock on a one-for-one basis in February 2010. We recognized approximately $0.2 million in share-based compensation expense in the first quarter of 2010 related to the accelerated vesting of these RSUs resulting from this restructuring. As a consequence of the April 2010 restructuring, approximately 965,000 RSUs, held by the terminated employees, became fully vested in accordance with the terms of the underlying RSU agreements and converted to common stock on a one-for-one basis in the second quarter of 2010. We recognized approximately $1.5 million in share-based compensation expense in the nine month period ended September 30, 2010, related to the accelerated vesting of these RSUs resulting from this restructuring. There was no share-based compensation expense related to the accelerated vesting of RSUs resulting from restructurings in the third quarter of 2010 or in the first nine months of 2011.

Other Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(23)	$(516)	-96%	$(70)	$(1,744)	-96%
Interest income and other, net	0	18	-100%	13	103	-87%

Total	$(23)	$(498)	-95%	$(57)	$(1,641)	-97%

Interest expense decreased 96% to approximately $23,000 in the third quarter of 2011 and decreased 96% to approximately $70,000 in the nine months ended September 30, 2011 from the comparable periods in 2010. The decreases in interest expense are primarily due to the payoff of our secured loan facility in December 2010. Interest income and other, net decreased 100% to approximately $0 in the third quarter of 2011 and decreased 87% to approximately $13,000 in the nine months ended September 30, 2011 from the comparable periods in 2010. The decreases are primarily due to decreased balances in and lower average yields from our investment securities portfolio.

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010
	($ in thousands)
Cash, cash equivalents and investment securities	$1,984	$4,330
Working capital	(727)	3,601
Shareholders’ equity	3,117	8,453

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Cash provided by (used in):
Operating activities	$(5,411)	$(19,230)
Investing activities	3,023	14,818
Financing activities	3,088	(508)

We have historically experienced recurring operating losses and negative cash flows from operations. Cash and cash equivalents, net of restricted cash of approximately $22,000, totaled approximately $2.0 million at September 30, 2011. As of September 30, 2011, we had negative working capital of approximately $0.7 million, an accumulated deficit of approximately $450.0 million and total shareholders’ equity of approximately $3.1 million. We have historically maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings under debt instruments, technology licensing, and collaborative agreements. We invest any excess cash in investment securities to fund future operating costs. Cash used for operating activities for the nine months ended September 30, 2011 totaled approximately $5.4 million.

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

Bay City Capital Loan Commitment. Concurrent with execution of the Merger Agreement discussed above in the section entitled “Recent Events”, Bay City Capital LLC, or BCC, a related party, executed a binding commitment to loan us $2.4 million, on a nonrecourse basis, prior to the closing of the merger. We refer to this as the BCC Loan. Two of our directors, Fred B. Craves, Ph.D. and Carl S. Goldfischer M.D., are managing directors and managers of BCC and its affiliates. Michael S. Perry, D.V.M., Ph.D., our President and Chief Medical Officer, is a venture partner of BCC. Our receipt of the loan funds is a condition to Allozyne’s obligation to effect the merger, and the BCC Loan will continue as an obligation of the combined company following closing of the merger. We intend to use the loan proceeds to satisfy employee severance, change of control and other related employee obligations arising in connection with the Allozyne merger, which are expected to total approximately $2.4 million. We paid BCC a commitment fee of $50,000 in connection with BCC’s delivery of its binding commitment on June 22, 2011. The commitment fee is recorded as an issuance cost and will be amortized over the term of the loan.

The terms of the BCC Loan will be as set forth in a loan and security agreement and related instruments, or the Loan Documents, agreed upon by us and BCC at the time of delivery of the loan commitment. Under the loan and security agreement, BCC will lend us $2.4 million, against our issuance of a secured non-recourse promissory note. The BCC Loan will accrue interest at the rate of 18% per annum, with the principal amount of the BCC Loan, all accrued interest and all other amounts payable under the Loan Documents due and payable in full within one year after the date of the BCC Loan. Repayment and performance of the BCC Loan will be secured by a first priority exclusive security interest in our trademarks, patents, agreements and other rights and interests related to picoplatin, or the Collateral.

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

Operating Agreements. We entered into clinical supply agreements with Heraeus and Baxter Oncology GmbH, or Baxter, pursuant to which they produce picoplatin API and finished drug product, respectively, for our clinical trials. The API clinical supply agreement with Heraeus continues in effect until terminated by mutual agreement of the parties or by either party in accordance with its terms. Manufacturing services under the Heraeus clinical supply agreement are provided on a purchase order, fixed-fee basis. Our finished drug product clinical supply agreement with Baxter had an initial term ending December 31, 2009, with two one-year renewal options. In December 2009, we exercised our first renewal option, extending the term to December 31, 2010. We did not exercise our second renewal option, and the agreement terminated on December 31, 2010. The total aggregate cost during the three and nine month periods ended September 30, 2011 attributable to follow-on activities for clinical supplies of picoplatin API and finished drug product produced in prior periods were approximately $10,000 and $157,000, respectively. We did not have any purchase commitments under these agreements and did not incur any penalty or other costs as a result of our election not to renew the Baxter agreement.

We entered into a picoplatin API commercial supply agreement with Heraeus in March 2008 and a finished drug product commercial supply agreement with Baxter in November 2008. Under these agreements, Heraeus and Baxter will produce picoplatin API and finished drug product, respectively, for commercial use. Manufacturing services are provided on a purchase order, fixed-fee basis, subject to certain purchase price adjustments and minimum quantity requirements. The API commercial supply agreement continues for an initial term ending December 31, 2013, and the finished drug product commercial supply agreement continues for an initial term ending November 22, 2013, in each case subject to extension. We are required to repay Heraeus for the purchase and set-up of dedicated manufacturing equipment costing approximately $1.5 million in the form of a surcharge on an agreed upon amount of the picoplatin API ordered and delivered on or before December 31, 2013. If we order and take delivery of less than the agreed upon amount of picoplatin API through December 31, 2013, we will be obligated to pay the balance of the equipment cost as of that date. Heraeus completed construction of the equipment as of December 31, 2009. We determined that the equipment should be accounted for as a capital lease and, accordingly, recognized an asset and long-term obligation for the equipment of approximately $1.5 million, respectively. We will reflect the surcharge payments as reductions in the capital lease balance outstanding and will accrete a finance charge to interest expense as specified under the agreement. The balance of the obligation at September 30, 2011, was approximately $1.6 million, including accreted interest of approximately $0.2 million. Due to the delay in our plans for the commercialization of picoplatin, which we do not anticipate will occur before 2014, if at all, we determined that our capital lease asset for equipment under the Heraeus agreement was impaired as of December 31, 2009, and, therefore, recognized an impairment charge of $1.5 million in 2009. We do not have any purchase commitments under these agreements.

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

During the three and nine month periods ended September 30, 2011, total rent (also equal to total aggregate minimum lease payments) was approximately $38,000 and $114,000, respectively, under the operating leases for our San Francisco and Seattle facilities. As discussed above, on September 1, 2010, we sublet all of our former executive office space in South San Francisco to Veracyte. On September 15, 2010, we relocated our executive offices to 750 Battery Street, Suite 330, San Francisco, where we occupy approximately 1,500 square feet of office space under a one-year cost sharing agreement with VIA Pharmaceuticals, Inc., cancelable upon 30 days prior notice. Monthly costs and shared expenses payable by us under this arrangement are approximately $5,200. In November 2010, we relocated our Seattle office to approximately 3,800 square feet of leased space located at 300 Elliott Avenue West, Suite 530. Under the Seattle lease agreement, we pay base rent and shared costs of approximately $7,400 per month. The Seattle lease has a one-year term that is cancelable upon 30 days prior notice and may be renewed for an additional term of three years. We and the landlord mutually agreed to terminate our prior Seattle office lease, without penalty, effective November 24, 2010. If the proposed merger is consummated, we will terminate both our San Francisco and Seattle leases prior to year-end 2011. We do not expect to incur any penalties or additional costs in connections with such terminations.

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

We believe that our current cash resources and cash equivalents will be adequate to continue operations at substantially their current level into the fourth quarter of 2011. Our operating budget, however, does not include additional costs associated with the proposed merger with Allozyne or, if we are unable to complete the proposed merger, the costs of a liquidation and winding up the company. These costs may be substantial and include costs incurred in connection with the proposed merger, estimated to total approximately $1.6 million in addition to severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or advisory fees. We can provide no assurance that we will have sufficient cash to cover these additional costs.

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

On June 9, 2011, after election of directors and ratification of auditors, we adjourned our 2011 annual meeting of shareholders to July 8, 2011 and further adjourned to July 22, 2011, to solicit additional proxies to vote in favor of a proposal to authorize our board of directors to, on or before August 1, 2011, implement a reverse stock split of our outstanding common stock at a ratio between 1-for-15 and 1-for-25, with the exact ratio to be set by the board in its discretion. The purpose of the reverse stock split proposal was to facilitate our efforts to regain compliance with The Nasdaq Capital Market minimum bid price requirement. We adjourned our reconvened annual meeting of shareholders on July 22, 2011, with an insufficient number of votes to approve the reverse stock split proposal. Although 91.6% of the shareholders who voted at the annual meeting voted in favor of the reverse stock split proposal, those shareholders held only 49.2% of our common stock outstanding and entitled to vote. A majority (50% plus one share) of our common stock outstanding and entitled to vote was required to approve the reverse stock split proposal.

On July 19, 2011, we received a letter from the Staff advising that we have not regained compliance with the $1.00 per share minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) and, unless we request an appeal of this determination, our common stock would be delisted from The Nasdaq Capital Market. On August 25, 2011, our representatives attended a hearing to appeal the Staff decision and to present a plan for compliance. On September 2, 2011, the Nasdaq Hearings Panel determined to allow the continued listing of our common stock on The Nasdaq Capital Market subject to the conditions that on or before December 31, 2011, we must have (i) held a shareholders’ meeting; (ii) obtained shareholder approval for the merger with Allozyne and a reverse stock split in a ratio sufficient to allow the stock to trade above $4.00 per share; and (iii) obtained approval of the Staff for listing of the combined company on The Nasdaq Capital Market. We intend to regain compliance with the minimum bid price requirement by undertaking a reverse stock split of our outstanding common stock, at an exchange ratio of 1-for-40, in connection with the proposed merger with Allozyne. We are seeking shareholder approval of the proposed reverse stock split at the special meeting of our shareholders to be held on November 21, 2011 in connection with the merger. A detailed description of the reverse stock split proposal and other matters to be voted on at the special meeting is included in the definitive proxy statement/prospectus/consent solicitation dated October 10, 2011, which was mailed to our and Allozyne shareholders on or about October 13, 2011. See the section in Part I, Item 2 above entitled “Important Additional Information Filed with the SEC.” There can be no assurance that the proposed reverse stock split will be successfully implemented or that we will in the future continue to meet the $2.5 million shareholders’ equity and other requirements for continued listing on The Nasdaq Capital Market.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market rate risks at September 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

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

On June 27, 2011, a putative class action lawsuit was filed in the Superior Court of California, San Francisco County, against Poniard, its board of directors and Allozyne. The action, titled Aronheim v. Poniard Pharmaceuticals, Inc., et al. (Case Number: CGC-11-512033) alleges in summary that, in connection with the proposed merger with Allozyne, the members of the Poniard board of directors breached their fiduciary duties by purportedly conducting an unfair sale process and agreeing to an unfair sale price, by purportedly making inadequate disclosures about the merger, and by purportedly engineering the proposed merger to provide them with improper personal benefits. The action also alleges that Poniard and Allozyne aided and abetted the Poniard board members’ purported breaches of fiduciary duty. The plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, a declaration that the Merger Agreement was entered into in breach of the Poniard board members’ fiduciary duties, rescission of the Merger Agreement, an injunction against the proposed merger, a directive that the Poniard board members exercise their fiduciary duties to obtain a transaction that is in the best interests of Poniard’s shareholders, the imposition of a constructive trust in favor of the plaintiff and the class upon any benefits improperly received by the Poniard board members as a result of their purportedly wrongful conduct and fees and costs. Poniard and its board of directors believe that the claims are without merit

On August 24, 2011, a putative class action lawsuit was filed in the Superior Court of California, San Francisco County, against Poniard and its board of directors, as well as against Poniard’s Chief Executive Officer, its President and Chief Medical Officer, its Interim Chief Financial Officer, its Senior Vice President of Corporate Development, and its Vice President, Legal and Corporate Secretary. The action, titled Wing Sze Wu v. Robert S. Basso, et al. (Case Number: CGC-11-513652), alleges in summary that the members of the Poniard board of directors breached their fiduciary duties by agreeing to pay purportedly excessive compensation and benefits to Poniard’s senior management, that such members of Poniard’s senior management were allegedly unjustly enriched when they received such executive compensation and benefits, that Poniard’s board of directors breached their fiduciary duties by conducting a purportedly unfair sale process in connection with the proposed transaction with Allozyne and agreeing to an allegedly unfair and dilutive sale price and a transaction that included improper “deal protection measures,” and by providing allegedly materially inadequate disclosures and material disclosure omissions to Poniard’s shareholders. The plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, an injunction against the proposed merger, rescission of the proposed merger to the extent it occurs before final judgment in the lawsuit or rescissory damages, a directive that the defendants account for all damages allegedly caused by them and account for all profits and special benefits obtained as a result of their alleged breaches of their fiduciary duties, and for costs, attorneys fees, expenses and such other relief as the court deems just and proper. Poniard, its board of directors and Poniard’s management believe that the claims are without merit.

The parties to both the Aronheim case and the Wu case have signed a Memorandum of Understanding dated October 19, 2011, providing for the settlement of both cases. The settlement is subject to final settlement documentation, court approval, and the closing of the merger transaction, among other things. The settlement would provide for dismissal of both the Aronheim and Wu cases, for certain additional disclosures, and for payment of plaintiffs’ attorneys’ fees. The Company has estimated a possible range of loss and has accrued a loss contingency equal to the minimum value of this range, or $215,000. There can be no assurance that the settlement will become effective. If the settlement does not become effective, the Aronheim and Wu cases will continue. If that should happen, the Company would vigorously defend the lawsuits. An estimate of the possible loss or range of loss in that event cannot be made at this time.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I, “Item 1A, Risk Factors,” in our Form 10-K. You are also urged to carefully review the section entitled “Risk Factors” included in the definitive proxy statement/prospectus/consent solicitation dated October 10, 2011, filed with the SEC on October 12, 2011, with respect to risks related to the proposed merger and transactions contemplated thereby. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

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

We estimate that our current cash resources will be sufficient to continue operations at substantially their current level into the fourth quarter of 2011. Our operating budget, however, does not include additional costs associated with the proposed merger with Allozyne or, if we are unable to complete the proposed merger, the costs of a liquidation and winding up the company. These costs may be substantial and include costs incurred in connection with the proposed merger, estimated to total approximately $1.6 million in addition to severance and accrued vacation expense, accelerated payments due under existing contracts, and legal, accounting and/or advisory fees.

If the merger with Allozyne is not completed, our board of directors will be required to explore alternatives for our business and assets. These alternatives might include raising capital, seeking to merge or combine with another company, seeking dissolution and liquidation, or initiating bankruptcy proceedings. There can be no assurance that any third party will be interested in merging with us or would agree to a price and other terms that we would deem adequate or that our shareholders would approve any such transaction. Although we may try to pursue an alternative transaction and would seek to continue our current efforts to enter into a partnership or other strategic collaboration to support the continued development of picoplatin, we likely will have very limited cash resources and likely will be forced to file for federal bankruptcy protection, unless we raise additional capital. If we file for bankruptcy protection, our picoplatin license agreement and commercial supply contracts would be subject to termination by the other parties to those agreements and the obligation for dedicated manufacturing equipment under the commercial supply agreement with Heraeus, in the amount of $1.6 million as of September 30, 2011, would accelerate. In the event we seek bankruptcy protection, our creditors would have first claim on the value of our assets which, other than any remaining cash, would most likely be liquidated in a bankruptcy sale. We can give no assurance of the magnitude of the net proceeds of any such sale and whether such proceeds would be sufficient to satisfy our obligations to our creditors, let alone permit any distribution to our equity holders.

Item 6.	Exhibits

(a) Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PONIARD PHARMACEUTICALS, INC. (Registrant)

Date: October 28, 2011	By:	/s/ MICHAEL K. JACKSON
Michael K. Jackson
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	(A	)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	(A	)

32.1	Section 1350 Certification of Chief Executive Officer	(A	)

32.2	Section 1350 Certification of Interim Chief Financial Officer	(A	)

101.	The following financial statements from the Poniard Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.	(A	)

(A)	Filed herewith.